Form 10QSB
period 1995-09-30
CANTON INDUSTRIAL CORP
filed 1995-12-04
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-QSB

(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


        Commission file number:  I-9418


                              THE CANTON INDUSTRIAL CORPORATION
               (Exact name of small business issuer as specified in its charter)


             Nevada                                             87-0509512
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


268 West 400 South, Suite 300, Salt Lake City, Utah                      84101
(Address of principal executive offices)                              (Zip Code)


                                        (801) 575-8073
                                  (Issuer's telephone number)


        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes XX                No

        The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of November 1, 1995 was 4,667,088.

        The number of shares of the issuer's preferred stock (par value $0.001 per share) outstanding as of November 1, 1995 was 0.

                                       TABLE OF CONTENTS

                                            PART I


ITEM 1.        FINANCIAL STATEMENTS ...........................................3

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......4

                                            PART II

ITEM 1.        LEGAL PROCEEDINGS...............................................8

ITEM 5.        OTHER INFORMATION..............................................10

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K...............................10

SIGNATURES....................................................................11

                                            PART I


ITEM 1.        FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  Page

Consolidated Balance Sheets..................................................F-1

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Cash Flows........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Condensed Notes to Consolidated Financial Statements.........................F-7



               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


ASSETS ...............................................     Sept 30, December 31,
                                                             1995       1994
                                                         ----------   ----------
CURRENT ASSETS
   Cash ..............................................   $   76,892  $    29,009

   Receivable - brokerage account ....................          -         65,525
   Accounts receivable - trade .......................       29,908       35,242
   Accounts receivable - related parties .............      156,728      165,474
   Accounts receivable - other .......................       35,089        9,925
   Notes receivable ..................................      100,000      100,000
                                                         ----------   ----------

                                  TOTAL CURRENT ASSETS      398,617      405,175

PROPERTY AND EQUIPMENT ...............................    3,215,351    3,192,778

OTHER ASSETS
   Investment securities .............................      827,238      229,476
   Mortgages receivable ..............................      353,000      750,000
   Notes receivable ..................................      665,027      592,827
   Investments - other ...............................      241,220      170,196
   Deposits ..........................................       17,620       22,345
   Trade and media credits ...........................      199,261      192,261
                                                         ----------   ----------

                                    TOTAL OTHER ASSETS    2,303,366    1,957,105
                                                         ----------   ----------

                                          TOTAL ASSETS   $5,917,334   $5,555,058
                                                         ==========    =========


           See notes to consolidated unaudited financial statements.
                                      F-1


               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


LIABILITIES AND SHAREHOLDERS' EQUITY           Sept 30,            December 31,
                                                 1995                  1994
                                        -----------------    -------------------
CURRENT LIABILITIES
   Current portion of long-term debt    $        212,246      $         241,048
   Accounts payable                              301,031                312,901
   Accounts payable - related parties            134,799                 99,563
   Real estate taxes payable                     315,412                 96,472
   Payroll and related taxes payable             217,098                154,768
   Accrued and other liabilities                 211,432                  7,612
   Refundable deposits                             6,939                      -
   Deferred income                                16,838                146,264
                                        -----------------    -------------------
             TOTAL CURRENT LIABILITIES         1,415,795              1,058,628

   Long-term debt (less current portion        1,571,182              1,719,495
                                        -----------------    -------------------

                     TOTAL LIABILITIES         2,986,977              2,778,123
                                        -----------------    -------------------

Contingent liabilities                                 -                      -
Minority interests in subsidiaries               139,399                151,000

SHAREHOLDERS' EQUITY

   Preferred stock - $.001 par value:
   20,000,000 shares authorized;
   - 0 - shares issued                                 -                      -
   Additional paid-in-capital                          -                      -

   Common stock - $.001 par value:
    200,000,000 shares authorized;
    4,667,088 issued
    (2,832,864 at December 31)                     4,667                  2,833
   Additional paid-in capital                 10,935,570             10,268,120
   Stock Subscriptions                           (11,000)                     -
   Retained deficit                           (8,138,279)            (7,645,018)
                                        -----------------    -------------------
            TOTAL SHAREHOLDERS' EQUITY         2,790,958              2,625,935
                                        -----------------    -------------------

          TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY $       5,917,334     $        5,555,058
                                        =================    ===================

           See notes to consolidated unaudited financial statements.
                                      F-2


               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                             -----------------------------------

                                                 Sept 30,           Sept 30,
                                                   1995               1994
                                             ----------------    ---------------
       Revenue                               $       769,255     $    1,227,757
       Cost of revenue                               208,939            160,283
                                             ----------------    ---------------
                               Gross Profit          560,316          1,067,474

       Selling, general and administrative
       expenses                                      286,522            534,660
                                             ----------------    ---------------
                    Operating  Profit (loss)         273,794            532,814
                                             ----------------    ---------------
       Other income (expense):

          Interest income                                  -                  -
          Interest expense                          (120,015)           (71,282)
          Gain (Loss) from disposal of
          subsidiary                                  70,544                  -
          Gain (Loss) from sale of property-
          related party                                    -            752,467
          Gain (Loss) from sale of assets                  -             (5,842)
          Gain (Loss) from investments               (93,361)          (441,851)
          Loss from foreclosure - related party            -                  -
          Other income (expense)-related party             -            148,010
          Other income (expense)                     (14,401)            64,670
                                             ----------------    ---------------

                Total Other Income (Expenses)       (157,233)           446,172
                                             ----------------    ---------------

       Income (Loss) Before Disc.Oper.               116,561            978,986
                                             ----------------    ---------------

          Gain (Loss) from disposition
          of Subsidiary                                     -            329,182
          Gain (Loss) from Discontinued
          Operations                                  (4,614)          (110,472)
                                             ----------------    ---------------

                 Net Income (Loss)           $       111,947     $    1,197,696
                                             ================    ===============

       Earnings per share data:

          Income (loss) before
          discontinued operations            $          0.03     $         0.46

          Gain (loss) from
          discontinued operations                          -               0.10
                                             ----------------    ---------------

                 Net income (loss)           $          0.03     $         0.56
                                             ================    ===============

       Weighted average number
       of shares outstanding                       4,256,651          2,121,989
                                             ================    ===============

            See notes to consolidated unaudited financial statements
                                      F-3

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                      Nine Months Ended
                                             -----------------------------------
                                                 Sept 30,           Sept 30,
                                                   1995               1994
                                             ----------------    ---------------
       Revenue                               $     1,559,321     $    1,543,889
       Cost of revenue                               692,239            747,323
                                             ----------------    ---------------

                              Gross Profit           867,082            796,566

       Selling, general and administrative
       expenses                                      947,028            802,662
                                             ----------------    ---------------
                  Operating  Profit (loss)           (79,946)            (6,096)
                                             ----------------    ---------------

       Other income (expense):

          Interest income                             28,838                  -
          Interest expense                          (195,216)           (82,751)
          Gain (Loss) from disposal of
          subsidiary                                  70,544                  -
          Gain (Loss) from sale of
          property-related party                           -            752,467
          Gain (Loss) from sale of assets             71,660             40,696
          Gain (Loss) from investments                49,201           (691,851)
          Loss from forclosure - related party      (519,342)                 -
          Other income (expense)-related party             -            148,010
          Other income (expense)                      57,089             65,705
                                             ----------------    ---------------

                  Total Other Income (Expenses)     (437,226)           232,276
                                             ----------------    ---------------

       Income (Loss) Before Disc.Oper.              (517,172)           226,180
                                              ---------------    ---------------

          Gain (Loss) from disposition of
          Subsidiary                                       -            329,182
          Gain (Loss) from Discontinued
          Operations                                  23,911           (110,472)
                                             ----------------    ---------------

                  Net Income (Loss)          $      (493,261)    $      444,890
                                             ================    ===============

       Earnings per share data:

          Income (loss) before discontinued
          operations                         $        (0.15)     $         0.09

          Gain (loss) from discontinued operations     0.01                0.09
                                             ----------------    ---------------

                  Net income (loss)          $        (0.14)     $         0.18
                                             ================    ===============

       Weighted average number of shares
       outstanding                                 3,466,252          2,539,745
                                             ================    ===============

            See notes to consolidated unaudited financial statements
                                      F-4

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994


                                                      Nine Months Ended
                                              ----------------------------------
                                                 Sept 30,            Sept 30,
                                                    1995                1994
                                              ----------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                    $      (493,261)     $    444,890
                                              ----------------     -------------
         Adjustments to reconcile net income
         (loss) to net cash provided  (used)
         by operating activities:
             Depreciation and Amortization            141,231           115,736
             Stock issued for assets and debt         122,186
             Loss (gain) from sale of assets          (71,660)          (40,696)
             Loss (gain) from forclosure -
             related party                            519,342          (752,467)
             Loss (gain) from investments
             (Note 3)                                (49,201)           691,851
             Adjustment to prior period
             paid-in-capital                                           (241,842)
             Stock issued for services and
             expenses                                 105,157           185,973
                                              ----------------     -------------
                                                       767,055          (41,445)
                                              ----------------     -------------
       (Increase) decrease in:
         Accounts and notes receivable - trade           5,334         (255,066)
             Receivable - related parties                8,746
             Other current assets                       40,361           37,435
       Increase (decrease) in:
         Accounts payable                              (11,870)        (148,430)
             Payables - related parties                 35,236
             Accrued liabilities                       492,029
             Current portion of long-term debt         (28,802)         (23,248)
             Deferred income                          (129,426)          270,967
                                                 -------------     -------------
                                                       411,608         (118,342)
                                              ----------------     -------------
             NET CASH PROVIDED (USED) BY
             OPERATING ACTIVITIES                     685,402           285,103

      CASH FLOWS FROM INVESTING ACTIVITIES
             Cost of property sold                    215,965
             Purchase of  assets                   (1,399,738)         (457,151)
                                              ----------------       -----------
             NET CASH PROVIDED (USED) BY
             INVESTING ACTIVITIES                  (1,183,773)         (457,151)

       CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from sale of stock              397,941           137,100
             Proceeds from borrowing                                    263,014
             Cancellation of investment for
             stock subscription                                        (226,761)
             Payment on debt                          148,313           (24,994)
                                              ----------------     -------------
             NET CASH PROVIDED
             (USED) BY FINANCING ACTIVITIES           546,254           148,359

       NET INCREASE (DECREASE) IN CASH                 47,883           (23,689)
       CASH AT BEGINNING OF PERIOD                     29,009           (27,626)
                                              ----------------     -------------

                         CASH AT END OF PERIOD   $     76,892      $    (51,315)
                                              ================     =============

         See notes to consolidated unaudited financial statements
                                      F-5


                                                                   THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         NINE MONTHS ENDED SEPTEMBER 30, 1995

                                          Common        Stock       Paid-in        Stock        Shareholders'
                                          Shares        Amount      Capital     Subscriptions      Deficit        Equity
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCES
    DECEMBER 31, 1994 ...............     2,832,864   $     2,833   $10,268,120   $      --      $(7,645,018)   $ 2,625,935

Common Stock Activity:
   Issued for Services ..............       397,352           397       104,760          --             --          105,157
   Issued for Debt ..................       352,134           352        79,559          --             --           79,911
   Issued for Assets ................        65,000            65        42,210          --             --           42,275
   Issued for Cash ..................     1,019,738         1,020       407,921          --             --          408,941
   Stock Subscriptions ..............          --            --            --         (11,000)          --          (11,000)
   Subsidiaries Minority
   Interests .........................         --            --          33,000          --             --           33,000
Net Income ..........................          --            --            --            --         (493,261)      (493,261)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCES
     SEPTEMBER 30, 1995 .............     4,667,088   $     4,667   $10,935,570   $   (11,000)   $(8,138,279)   $ 2,790,958
                                        ===========   ===========   ===========   ============   ============   ============

                                              See Notes to consolidated unaudited financial statements
                                                                         F-6

                    The Canton Industrial Corporation and its subsidiaries
                Notes to Consolidated Unaudited Condensed Financial Statements



1.      Basis of Presentation

        The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions on Form 10-QSB and, therefore, do not include all information and footnotes required by generally-accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1994. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operation results are not necessarily indicative of the results for the full year ending December 31, 1995.

2.      Additional footnotes included by reference

        Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and Forms 10-QSB for the quarters ended March 31, 1995 and June 30, 1995. Therefore those footnotes are included herein by reference.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Introduction

        The Canton Industrial Corporation (the "Company") is an international holding company that, through its subsidiaries, provides financial consulting services and invests in undervalued real estate. The Company employs in-house attorneys, certified public accountants, consultants, and support employees in its consulting operations. Advisory services being provided by the Company range from mergers and acquisitions to turnarounds. Typical services and support functions include document preparation, capital formation, financial analysis, debt settlement and general corporate problem solving.

        The Company charges its clients monthly fees which are negotiated on an individual basis and accepts cash, securities of the client company, or both, as payment. This fee arrangement has allowed many companies, especially start-up ventures and those experiencing financial difficulties, to obtain quality services without the use of valuable cash flows. The Company bases its fees upon the risk involved in the securities of a client and the cost of providing the service or services desired.

        The Company's clients are not limited to any one particular industry. Instead, the Company focuses on public companies which need the services provided by the Company or private companies that need assistance in becoming publicly owned. The Company determines whether or not to accept a prospective client based on its financial stability and the nature of the services needed.

        During the quarter ended September 30, 1995, the Company continued its efforts to expand its client base. However, the Company cannot give any assurances that its financial consulting operations will expand. In addition, because the number of clients, the financial strength of clients, and the range of services provided can vary greatly from quarter to quarter, it is difficult to project the revenue that can, or is likely to, be produced by performing these services.

        Through its real estate divisions, the Company has acquired a wide variety of commercial properties. While most of the Company's real estate holdings are in Utah, the Company also owns several properties in other parts of the United States. (For further information see Part I, Item 2, of the Company's annual report on Form 10-KSB for the year ended December 31, 1994). The
Company's commercial real estate subsidiaries handle acquisitions, leasing and other management functions as well as sales of Company properties and the properties of its clients. The Company hopes to increase its revenues generated from these properties and to obtain additional real estate. The ability of management to locate and acquire undervalued real estate, with little or no cash down, and turn such properties into profitable assets is a key to the Company's success.

Material Events

        KMC Foods, Inc. ("KMC"), a Virginia corporation and a subsidiary of the Company, has instituted foreclosure proceedings on an industrial plant upon which KMC holds a promissory note and formerly occupied near Cheriton, Virginia. The property's owner of record, Potomac Engineering and Management Systems Company, Inc. ("PEMSCO"), is in default on the promissory note owned by KMC which is secured by a deed of trust and a judgment lien. The foreclosure sale was scheduled for July 21, 1995. On July 19, 1995, PEMSCO filed for reorganization under Chapter 11 of the Bankruptcy Code, thus automatically stopping the sale, pending further proceedings before the United States Bankruptcy Court for the Eastern District of Virginia, Norfolk Division. Relief to permit the Company to proceed with its foreclosure is being pursued with the bankruptcy court. See Part II, Item 1 "Legal Proceedings."

     On July 27, 1995, the Company and Gardens, Inc., an Illinois corporation, entered into an agreement whereby Gardens would remove waste tires presently on site at the Canton plant. The Canton Plant is located at 200 East Elm Street in Canton, Illinois and is a manufacturing and warehousing facility formerly owned by the plow division of International Harvester. Located on the property are steel and glass constructed buildings. (For further information see Part I, Item 2 of the Company's annual report on Form 10-KSB for the year ended December 31,
1994). Gardens subsequently subcontracted performance under this agreement with EcoSystems, Inc., a New York corporation, which is active in the handling and disposal of waste tires. Eco-Systems is currently baling the waste tires and casting them in concrete forms at a rate of 400 to 500 bales per month. Plans also call for disposal of these bales in an environmentally-sound manner. In September, 1995, the Illinois State Environmental Protection Agency ("IEPA") sent the Company notice that it had rejected the Company's plan and started its own program for removal of all waste tires from the site. The Company sought to prevent that action, based upon the fact that the IEPA had not followed its own state statutes and environmental laws in rejecting the Company's plan and instituting its own plan. However, the local Illinois Circuit Court allowed the IEPA to continue their operations. The Company filed an appeal with the IEPA to prevent further action, no response has been received by the Company from the IEPA. The Company believes that the total cost of removal will not exceed the original estimate. See Part 2, Item 1, Legal Proceedings.

        On September 1, 1995, a subsidiary of the Company, West Jordan Real Estate Holdings, Inc. ("WJREH"), a Utah corporation, acquired a lease/purchase interest in a neighborhood shopping center located in southwest Salt Lake City. WJREH acquired control of the property under a triple net three year lease, with an option for three additional years. The lease payment is equal to the current owner's underlying mortgage payment. Additionally, WJREH has an option to purchase the property for $799,000.00 at any time during the initial or subsequent term of the lease. The property consists of 5.5 acres of land of which some parcels are fee-owned and others are municipal leased. Located on the property is a 76,000 square foot shopping center which is currently about 43% occupied under a combination of month to month and term lease tenancies.

     The Company is currently involved in negotiations with A-Z Professional Consultants, Inc., ("A-Z"), a Utah corporation, and Investment Sanctuary Corporation, a Utah corporation, ("ISC") to effectuate a consulting agreement(s) whereby A-Z and/or ISC will be compensated in Common Stock of the Company for consulting services rendered. Additionally, A-Z and/or ISC will receive a finders fee of 10% for any transactions introduced by them to the Company, and into which the Company enters.

Results of Operations

     Revenue for the quarter ended September 30, 1995 was $769,255 compared with $1,227,757 for the third quarter of 1994 and revenue for the nine months ended September 30, 1995 was $1,559,321 compared with $1,542,889 for the nine months ended September 30, 1994. The decrease in revenues from the prior year's quarter is attributable to a greater volume of consulting done during the quarter ended September 30, 1994. The increase in the nine months ended September 30, 1995 is attributable to the Company's ability to attract and maintain quality clients along with an increase in rental revenues from the Company's real estate holdings.

        The cost of revenues for the quarter ended September 30, 1995 increased over the cost of revenues for the third quarter of 1994 by $48,656, although the cost of revenues for the nine months ended September 30, 1995 decreased by $55,084 as compared with the nine months ended September 30, 1994. The increase in cost of revenue for the quarter ended September 30, 1995 is attributable to the Company's ability to attract and maintain quality employees, which accounts for the decrease in cost of revenues for the nine months ended September 30, 1995. Selling, and general and administrative expenses for the quarter ended September 30, 1995 decreased to $286,522 from $534,660 for the quarter ended September 30, 1994. The decrease in selling, general, and administration costs was due primarily to the inherent costs involved in adjusting the quantity and quality of consulting services performed by the Company. As the Company continues its emphasis on its consulting services and real estate operations, it is expected that these costs will rise significantly in 1995 compared to 1994.

        The net income for the quarter ended September 30, 1995 was $111,947 as compared with net income of $1,197,696 for the quarter ended September 30, 1994. The change was chiefly due to the non operating gains incurred during the quarter ended September 30, 1994.

 Capital Resources and Liquidity

        The deficiency in working capital increased from $923,054 in the third quarter of 1994 to $1,017,178 in the third quarter of 1995. The Company generated positive cash flows during the first three quarters of 1995. Operating cash flows are closely aligned with consulting revenue and the cost of providing consulting services. The most significant cost of providing consulting service is the payroll of the Company's approximately 25 employees. The Company expects an increase in payroll expenses if its consulting services division is increased as a result of a substantial influx of clients.

        On August 7, 1995, the Company's board of directors approved a resolution which authorized an Option Agreement and resulting stock issuances, to five non U. S entities. The Option Agreements allow these entities to purchase shares of the Company's common stock pursuant to Regulation S of the Securities Act of 1933, as amended. The exercise price of each option is set at $0.30 per share; the option expires one year from the date of approval and may be exercised in full or in part. Pursuant to these Option Agreements, the following shares have been exercised to the following entities as of September 30, 1995: 100,001 shares issued to Lexington Sales Corporation, a corporation organized under the laws of the Isle of Man, with headquarters on the Isle of Man; 196,668 shares issued to East-West Trading Corporation, a corporation organized under the laws of the British Virgin Islands, with headquarters in Nevis, West Indies; 15,000 shares issued to World Financial Securities, a corporation organized under the laws of the British Virgin Islands, with headquarters in London, England; and, 98,334 shares issued to Karston Electronics Ltd. a corporation organized under the laws of the British Virgin Islands, with headquarters in Tortola, BVI.

        On June 28, 1995, the Company entered into an agreement with Ms. Pienne Chow Sau Har, a Hong Kong resident, whereby Ms. Chow purchased 250,000 shares of the Company's common stock for $140,000 pursuant to an exemption provided by Regulation S of the Securities Act of 1933, as amended. This capital-for-equity infusion provided the Company with the funds needed to satisfy its obligations regarding the clean-up of the Canton, Illinois, plant. In further consideration for the infusion, the Company guaranteed the value of the investment at an interest rate of 12% per annum for a period of one year from the date of the transaction. Subsequently, on August 4, 1995, the Company was required, by reason of the aforementioned guarantee, to issue 144,634 additional shares to Ms. Chow to cover shortfalls occasioned by a drop in the Company's stock price, the exchange conversion rate, and the prepaid interest.

        The Company intends to further limit or discontinue the practice of issuing shares for services in lieu of cash payments. The Company may have to continue to pay for services through the issuance of its common stock until it is able to further improve its cash flows from operations. Where appropriate, the Company may also issue common stock to acquire real estate and other assets. During the second quarter of 1995, the Company began to limit the issuance of stock for the above purposes and hopes to further limit the issuance of stock as cash flows improve.


                                            PART II

ITEM 1.        LEGAL PROCEEDINGS

        The following are material pending legal proceedings involving the Company.

     TAC Inc. vs. Ozora Corporation and Mark C. Hungerford. TAC, Inc. a subsidiary of the Company filed this suit in the United States District Court for the Central Division of Utah with Case Number 95-C-75 G. Recovery was sought on a promissory note in the amount of
                                              7

$100,000 plus the interest due and the recovery of 99,800 shares of class A common stock of Transcisco Industries, Inc. pledged as collateral on the note. Judgment was entered against Ozora and Hungerford for $276,945.89 plus interest and costs on May 30, 1995. Defendants have failed to attend scheduled Supplemental Proceedings to enforce the judgment. The Court has issued its Order compelling the Defendants' attendance at the Supplemental Proceedings. In addition, the Company has filed a lien against real property owned by Mr. Hungerford in the states of Montana and California.

        Canton Industrial Corporation and Canton Industrial of Salt Lake City vs. Delmar A. Janovec and KLH Engineering Group, Inc. This suit was filed on April 19, 1995, in the United States District Court, in the Central District of Utah, Civil Case No. 2:95 CV 363G. The Company has filed suit to seek enforcement of the August 31, 1994 Settlement Agreement and Mutual Release entered into between the Company and Janovec and KLH with respect to delivery to the Company of 10,994,666 shares of common stock of KLH. The Company also seeks recovery for the difference between the represented and the actual value of real property located in Johnson County, Kansas to be conveyed to the Company by KLH. The parties have continued efforts to settle this suit. Mr. Janovec and KLH have failed to file an answer in this matter and the Company is in the process obtaining default judgement against them.

        West Virginia Property. Canton Tire Recycling of West Virginia, Inc. a wholly-owned subsidiary of the Company owns property located in the city of Parkersburg, West Virginia. The West Virginia Division of Environmental Protection ("WVDEPA") has notified the Company of violations regarding certain above ground storage tanks, alleged stains and alleged hydrocarbons located on the property. Testing has been conducted at the site by Kemron Environmental Services and results have been provided to the appropriate agencies in West Virginia. The potential liability will remain uncertain until the testing is evaluated by the State of West Virginia and notification to the Company by the state as to what actions the state may require as to the clean-up of the site.

        State of Illinois vs. The Canton Industrial Corporation. This action is pending in the Ninth Judicial Circuit, County of Fulton, State of Illinois, Case No. 93MR45, seeking the removal and disposal of waste tires presently located at the Canton Plant in Canton, Illinois. At a hearing held on May 31, 1995, the court entered a Supplemental Contempt Order compelling the Company to complete the removal of the waste tires from the site prior to December 31, 1995. Sanctions of $14,000 will be imposed if the Company fails to meet that deadline. A plan for the removal of all waste tires has been filed with both the Court and the Illinois Environmental Protection Agency ("IEPA"). The Company's contractor began performance under the plan in August of 1995. On September 28, 1995 the IEPA rejected the Company's plan and directed its own subcontractor to begin removal of waste tires on October 2, 1995. The Company sought an injunction from the Circuit Court to prevent the IEPA from taking or continuing its activity, this request was denied by the Court on October 10th. An appeal was filed with the Director of the IEPA on October 16th. No response has been received from that appeal. The IEPA directed and funded removal of waste tires is continuing at the site, as does removal by the Company's contractor. A decision by the IEPA to seek recovery of costs related to the waste tire removal is not expected until after the process has been completed. See Part I, Item 2 for additional discussion of this dispute.

     Vincent Liotta vs. Joseph Roberts & Co., et al. Suit has been filed by Mr. Liotta in the U.S. District Court, Eastern District of New York, Case No. CV-95-1659, alleging damages relating to his purchase of stock in ATC II, Inc. ("ATC"). Mr. Liotta claims that the Company, as a consultant to ATC, was instrumental in effecting the transaction whereby Mr. Liotta purchased stock of ATC and therefore has named the Company as a defendant in addition to Allen Z. Wolfson individually, Canton Financial Services Corporation, ATC II, Inc. and John Does 1-9. The Company filed an answer denying any involvement in the underlying transactions and disputing any liability in the matter.

        The Canton Industrial Corporation vs. Mi-Jack Products, Inc. Suit was filed in the U.S. District Court, Central District of Utah, Civil Case No. 2:95 CV 651S, on July 14, 1995 seeking to recover damages based upon the improper operation of equipment provided to the Company by Mi-Jack in connection with the Company's now defunct tire recycling operations in Canton Illinois. Summons have been placed in the hands of process servers and further action will follow upon completion of service of process.

        Xeta Corporation vs. The Canton Industrial Corporation. This case was filed in the United States District Court, in the Northern District of Oklahoma, Case Number 94-C-1080- BU. Xeta Corporation is suing the Company in an attempt to recover funds that it asserts were improperly transferred to the Company from its client, ATC. The Company filed a motion to dismiss the action for lack of personal jurisdiction which was granted on February 16, 1995. Xeta refiled this case in the United States District court, in the Central District of Utah, Case Number 95CV-218G on March 8, 1995. Xeta asserted the same claim against the Company as the case filed against the Company in Oklahoma. Xeta has filed a Motion for Summary Judgment. The court has delayed consideration of this motion until discovery is completed. Discovery and procedural filings continue under the direction of the presiding court. The Company has been informed by the current management of ATC that ATC is pursuing a global settlement of all of Xeta's claims and ATC's outstanding debts to Xeta, such a settlement could include resolution of this action against the Company.

        KMC Foods, Inc. vs. Potomac Engineering Management Systems Co. KMC Foods, Inc., a subsidiary of the Company, has filed a Motion for Relief from the Automatic Stay in PEMSCO's, Chapter 11 Bankruptcy Case No. 95-23691-DHA pending in the U. S. Bankruptcy Court for the Eastern District of Virginia, Norfolk Division. KMC seeks to have PEMSCO either provide adequate protection of the real property securing its promissory note in the amount of $352,000 or allow KMC to proceed with its rights to foreclose on the land. The land consists of approximately 65 acres in the vicinity of Cheriton, Virginia where the former KMC Foods plant and warehouse are located, for which PEMSCO claims a value of $1,700,000.00. A resolution either through the bankruptcy court or by agreement with PEMSCO is being sought. See Part I, Item 2 for further discussion of this dispute.

        Squires Construction, Inc. vs. TAC, Inc. Squires Construction obtained a judgment of $16,400.00 against TAC, Inc., a Utah corporation ("TAC"), a wholly owned subsidiary of the Company from Case No. 950003093CU in the Third Circuit Court, Salt Lake County, State of Utah. This judgement stems from un-paid costs of improvement to a warehouse in West Jordan, Utah owned by TAC. Enforcement of the judgement consists of Squires garnishing the rents collected by TAC from tenants at the warehouse until the judgement is satisfied or a settlement of the judgment is reached.

        Hi-Tech Mechanical Systems, Inc. vs. The Canton Industrial Corporation Hi-Tech Mechanical Systems filed suit in the Third Circuit Court, Salt Lake County, Utah, Civil No. 95- 0009467 seeking recovery for primarily heating and cooling system repairs in the amount of $10,746. A Settlement Agreement has been signed by both parties to resolve the matter over a period of six months. Once the Company meets all the conditions of the Settlement Agreement, Hi-Tech Mechanical Systems will motion the court to have the matter dismissed. The services were provided at properties owned by subsidiaries of the Company.

        Other material legal proceedings are pending, however, no changes in such suits occurred in the third quarter of 1995. For more information concerning these legal proceedings, see "Legal Proceedings" in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


ITEM 5.        OTHER INFORMATION

        At an August 17, 1995, board of directors meeting, Richard Surber, the president and a director of the Company, announced his resignation as president of the Company. The board accepted this resignation and appointed Steven A. Christensen, an employee of the Company to serve as its president. Additionally, the board appointed Kevin S. Woltjen, an employee of the Company, as its vice president. Subsequently, on August 30, 1995, the board of directors approved a resolution appointing Matthew G. Colvin, an employee of the Company, as the Company's secretary/treasurer. On October 3, 1995, the board appointed Mr. Surber as chief executive officer of the Company and asked him to serve in an advisory capacity to the new management of the Company because of his intimate knowledge of and experience with the business affairs of the Company. On October 24, 1995, Mr. Colvin resigned his position as secretary/treasurer and the board of directors appointed Susan S. Waldrop, an employee of the Company as chief financial officer and secretary/treasurer of the Company. The Company is currently involved in negotiations to effectuate management contracts for the Company's president and vice president, a management contract for the chief financial officer/secretary/treasurer has been executed and attached to this quarterly report as an exhibit which is incorporated herein by this reference.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) ExIndex to Exhibits beginning on page 12 of this Form 10-QSB, which is incorporated herein by this reference.

(b) Reports on Form 8-K. During the quarter ended September 30, 1995, the Company did not file any reports on Form 8-K.


                                          SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of November, 1995.

                                               THE CANTON INDUSTRIAL CORPORATION



Date:  November 20, 1995                        By:    /s/ Steven A. Christensen
                                                    ----------------------------
                                                    Name : Steven A. Christensen
                                                    Title:    President

Date:  November 20, 1995                             By:    /s/ Susan S. Waldrop
                                                         -----------------------
                                                          Name: Susan S. Waldrop
                                                 Title: Chief Financial Officer,
                                                             Secretary/Treasurer

                                       INDEX TO EXHIBITS


EXHIBIT        PAGE   DESCRIPTION
NO.            NO.

                             MATERIAL CONTRACTS

10(i)(a)       20            Employment Agreement dated November 10, 1995,
                             with an effective date of October 4, 1995, between the Company and Susan S. Waldrop.