Form 10QSB/A
period 1995-06-30
CANTON INDUSTRIAL CORP
filed 1995-12-18
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

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

                        Yes XX                 No

         The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of August 4, 1995 was 3,727,229.

         The number of shares of the issuer's preferred stock (par value $0.001 per share) outstanding as of May 12, 1995 was 0.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS ........................................3

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....4

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS...........................................10

ITEM 5.           OTHER INFORMATION...........................................10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................10

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

ITEM 1.           FINANCIAL STATEMENTS

Index to Consolidated Financial Statements                                  Page

Consolidated Balance Sheets..................................................F-1

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Cash Flows........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Condensed Notes to Consolidated Finan cial Statements........................F-6


                                    THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                            JUNE 30, 1995 AND DECEMBER 31, 1994


ASSETS .............................................................................               June 30,             December 31,
                                                                                                    1995                      1994
                                                                                                  ----------              ----------
CURRENT ASSETS
   Cash ............................................................................              $  138,081              $   29,009
   Receivable - brokerage account ..................................................                    --                    65,525
   Accounts receivable - trade .....................................................                 117,359                  35,242
   Accounts receivable - related parties (Note 2) ..................................                 113,072                 165,474
   Accounts receivable - other .....................................................                  31,000                   9,925
   Notes receivable ................................................................                 144,500                 100,000
                                                                                                  ----------              ----------
                                  TOTAL CURRENT ASSETS .............................                 544,012                 405,175

PROPERTY AND EQUIPMENT (Note 2) ....................................................               3,408,237               3,192,778

OTHER ASSETS
   Investment - securities .........................................................                 217,492                 229,476
   Mortgages receivable (Note 2) ...................................................                 353,000                 750,000
   Notes receivable ................................................................                 665,027                 592,827
   Investments - other .............................................................                 255,195                 170,196
   Deposits ........................................................................                  19,403                  22,345
   Trade and media credits .........................................................                 199,261                 192,261
                                                                                                  ----------              ----------
                                    TOTAL OTHER ASSETS .............................               1,709,378               1,957,105
                                                                                                  ----------              ----------
                                          TOTAL ASSETS .............................              $5,661,627               5,555,058
                                                                                                  ==========              ==========



                                            See notes to consolidated unaudited condensed financial statements.


               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                       JUNE 30, 1995 AND DECEMBER 31, 1994


                LIABILITIES AND SHAREHOLDERS' EQUITY ...............................       June 30,    December 31,

                                                                                            1995            1994
                                                                                      ------------    ------------
                CURRENT LIABILITIES
                   Current portion of long-term debt ...............................   $    196,412    $    241,048
                   Accounts payable ................................................        335,987         312,901
                   Accounts payable - related parties ..............................        178,991          99,563
                   Real estate taxes payable (Note 2) ..............................        272,797          96,472
                   Payroll and related taxes payable ...............................        199,981         154,768
                   Accrued and other liabilities (Note 2) ..........................        181,034           7,612
                   Deferred income .................................................          8,940         146,264
                                                                                       ------------    ------------
                                                           TOTAL CURRENT LIABILITIES      1,374,142       1,058,628

                   Long-term debt (less current portion) ...........................      1,669,147       1,719,495
                                                                                       ------------    ------------

                                                                   TOTAL LIABILITIES      3,043,289       2,778,123
                                                                                       ------------    ------------

                Contingent liabilities .............................................           --              --
                Minority interest in subsidiary ....................................        119,000         151,000

                SHAREHOLDERS' EQUITY

                   Common stock - $.001 par value: 200,000,000 shares
                    authorized; 4,097,929 issued (2,832,864 AT 12/31/94) ...........          4,098           2,833
                   Additional paid-in capital ......................................     10,745,466      10,268,120
                   Retained deficit ................................................     (8,250,226)     (7,645,018)
                                                                                       ------------    ------------
                                                TOTAL SHAREHOLDERS' EQUITY (DEFICIT)      2,499,338       2,625,935
                                                                                       ------------    ------------

                                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  5,661,627    $  5,555,058
                                                                                       ============    ============


                                            See notes to consolidated unaudited condensed financial statements.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                             Three Months Ended            Six Months Ended
                                                                         --------------------------   ---------------------------

                                                                            June 30,       June 30,       June 30,       June 30,
                                                                             1995           1994           1995           1994
                                                                         -----------    -----------    -----------    -----------
  Revenue ............................................................   $   180,174    $   149,991    $   790,066    $   316,132
  Cost of revenue ....................................................       247,678        193,012        483,300        587,040
                                                                         -----------    -----------    -----------    -----------
                                 Gross Profit (loss) .................       (67,504)       (43,021)       306,766       (270,908)

  Selling, general and administrative expenses .......................       366,332        146,783        660,506        268,002
                                                                         -----------    -----------    -----------    -----------
                            Operating  Profit (loss) .................      (433,836)      (189,804)      (353,740)      (538,910)
                                                                         -----------    -----------    -----------    -----------

  Other income (expense):

     Interest income .................................................        12,958         35,917         28,838         35,917
     Interest expense ................................................       (45,796)       (21,736)       (75,201)       (47,386)
     Gain (Loss) on sale of assets (Note 4) ..........................        71,660         46,538         71,660         46,538
     Gain (Loss) on investments (Note 5) .............................        33,812           --          142,562       (250,000)
     Loss on forclosure - related party (Note 2) .....................      (519,342)          --         (519,342)          --
     Other income (expense) ..........................................        66,870         (7,101)        71,490          1,035
                                                                         -----------    -----------    -----------    -----------
                       Total Other Income (Expenses) .................      (379,838)        53,618       (279,993)      (213,896)
                                                                         -----------    -----------    -----------    -----------

  Income (Loss) Before Disc.Oper .....................................      (813,674)      (136,186)      (633,733)      (752,806)
                                                                         -----------    -----------    -----------    -----------

     Gain (Loss) from Discontinued Operations ........................        28,525           --           28,525           --
                                                                         -----------    -----------    -----------    -----------

                                   Net Income (Loss) .................   $  (785,149)   $  (136,186)   $  (605,208)   $  (752,806)
                                                                         ===========    ===========    ===========    ===========

  Income (loss) per share:

     Income (loss) before discontinued operations ....................         (0.23)         (0.05)         (0.20)         (0.27)

     Gain (loss) from discontinued operations ........................          0.01           --             0.01           --
                                                                         -----------    -----------    -----------    -----------

                                   Net income (loss) .................   $     (0.22)   $     (0.05)   $     (0.19)   $     (0.27)
                                                                         ===========    ===========    ===========    ===========

  Weighted average number of shares outstanding ......................     3,511,133      2,823,999      3,114,071      2,823,999
                                                                         ===========    ===========    ===========    ===========



                                            See notes to consolidated unaudited condensed financial statements.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994


                                                                                                        Six Months Ended
                                                                                                      ----------------------
                                                                                                       June 30,     June 30,
                                                                                                         1995         1994
                                                                                                     ---------    ---------
      CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss) .........................................................................   $(605,208)   $(752,806)
                                                                                                      ---------    ---------
        Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and Amortization .........................................................      88,500       73,383
            Stock issued for assets and debt ......................................................      62,886         --
            Loss (gain) on forclosure - related party (Note 2) ....................................     519,342         --
            Loss (gain) on investments (Note 5) ...................................................    (142,562)     250,000
            Stock issued for services and expenses ................................................      99,784         --
                                                                                                      ---------    ---------
                                                                                                        627,950      323,383
                                                                                                      ---------    ---------

        (Increase) decrease in:
            Accounts receivable - trade ...........................................................     (82,117)     (36,460)
            Receivable - related parties ..........................................................      52,402      125,265
            Other current assets ..................................................................         (50)     (51,261)
        Increase (decrease) in:
            Accounts payable ......................................................................      23,086      (12,720)
            Payables - related parties ............................................................      79,428      (42,930)
            Accrued liabilities ...................................................................      (2,040)     249,293
            Current portion of long-term debt .....................................................     (44,636)      30,220
            Deferred income .......................................................................    (137,324)      16,587
                                                                                                      ---------    ---------
                                                                                                       (111,251)     277,994
                                                                                                      ---------    ---------
                                 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .................     (88,509)    (151,429)

      CASH  FLOWS FROM INVESTING ACTIVITIES
        Cost of land sold (Note 4) ................................................................      77,840         --
            Purchase of  assets ...................................................................    (113,852)    (227,927)
                                                                                                      ---------    ---------
                                 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .................     (36,012)    (227,927)

      CASH FLOWS FROM FINANCING ACTIVITIES
        Stock issued for cash (Note 3) ............................................................     283,941       23,731
            Proceeds from borrowing ...............................................................        --        349,449
            Payment on debt .......................................................................     (50,348)        --
                                                                                                      ---------    ---------
                                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .................     233,593      373,180

      NET INCREASE (DECREASE) IN CASH .............................................................     109,072       (6,176)
      CASH AT BEGINNING OF PERIOD .................................................................      29,009        6,176
                                                                                                      ---------    ---------
                                                            CASH AT END OF PERIOD .................   $ 138,081    $    --
                                                                                                      =========    =========



                                            See notes to consolidated unaudited condensed financial statements

                                                    THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS EQUITY
                                                SIX MONTHS ENDED JUNE 30, 1995

                                                           Common        Stock       Paid-in                      Shareholders'
                                                           Shares        Amount      Capital       Deficit        Equity

                                                         -----------   -----------   -----------   -----------    -----------
     BALANCES AT
         DECEMBER 31, 1994 ...........................     2,832,864   $     2,833   $10,268,120   $(7,645,018)   $ 2,625,935

     Common Stock activity:
        Issued for Services ..........................       382,830           383        99,401          --           99,784
        Issued for Debt ..............................       207,500           207        20,404          --           20,611
        Issued for Assets ............................        65,000            65        42,210          --           42,275
        Issued for Cash (Note 3) .....................       609,735           610       283,331          --          283,941
        Subsidiary Minority Interest .................          --            --          32,000          --           32,000
     Net Income ......................................          --            --            --        (605,208)      (605,208)
                                                         -----------   -----------   -----------   -----------    -----------
     BALANCES AT
         JUNE 30, 1995 ...............................     4,097,929   $     4,098   $10,745,466   $(8,250,226)   $ 2,499,338
                                                         ===========   ===========   ===========   ===========    ===========

                                            See notes to consolidated unaudited condensed financial statements

                     THE CANTON INDUSTRIAL CORPORATION
       NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.    Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company s Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1994. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operation results are not necessarily indicative of the results for the full year ending December 31, 1995.

2.    ATC II, Inc. Default and Foreclosure

On May 4, 1995, the Company sent a Notice of Default of Real Estate Lien Note to Thistle Properties, Inc. (Thistle), a wholly-owned subsidiary of ATC II, Inc. on that certain Real Estate Lien Note as amended by the Amendment to the Real Estate Sale Agreement (RESA) dated August 23, 1994 and June 20, 1994 between Thistle Properties, Inc. and the Company in the principal amount of $397,000 plus accrued interest. Thistle was unable to meet the terms of the RESA and the Company foreclosed on 100% of the stock of Thistle, effectively making Thistle properties a wholly owned subsidiary of the Company.

The effect of this transaction on the financial statements is as follows: the accounts receivable - related party account was reduced by $167,904; the property and equipment account increased by $357,546 (the net historical cost for the Company); the mortgages receivable account was reduced by the $397,000 note on the property; the real estate taxes payable account was increased by the $150,783 in taxes outstanding on the property; the accrued liabilities account was increased by the $160,000 EPA liability reassumed on the property; and a loss on foreclosure was recorded at $519,342. A previous gain on the sale had been recorded at $752,467 during the 3rd quarter of 1994.

3.    Contingent Liabilities

During the quarter, the Company issued 250,000 shares of common stock for $140,000. The company guaranteed the price of this stock for a period of one year. During the 3rd quarter of 1995, the company issued 144,634 shares of stock, pursuant to this guarantee.

4.    Sale of 230 West Land

On May 26, 1995, the Company sold its interest in property located at 230 West, 400 South, Salt Lake City to Asset Recovery, Inc. for a $149,500 sales price. The effect of this transaction on the financial statements is as follows: the land account was reduced by the $77,840 historical cost of the property and a gain on the sale of assets was recorded at $71,660.

5.    Transcisco Industries Stock ( Transcisco )

The financial statements reflect a $33,812 gain on investments resulting from the sale of Transcisco stock during the quarter. The Company previously reflected a gain on investments of $108,750 because of a change in classification of Transcisco stock as trading securities under FAS 115. The change in classification was made when the restriction was lifted on 100,000 shares of Transcisco stock in March, 1995 at which time the stock was adjusted to fair market value. The Company has a total gain on investments relating to the Transcisco stock of $142,562.

6.    Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company s Annual Report on Form 10-KSB for the year ended December 31, 1994. Therefore those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION


Introduction

         The Canton Industrial Corporation (the "Company") is an international holding company that, through its subsidiaries, provides financial consulting services and invests in undervalued real estate. The Company employs several in-house attorneys, certified public accountants, consultants, and support employees in its consulting operations. Advisory services being provided range from mergers and acquisitions to turnarounds and work-outs. Typical services and support functions include document preparation, capital formation, financial analysis, debt settlement and general corporate problem solving.

         The Company charges its clients monthly fees which range up to $30,000. The Company negotiates fees on an individual basis and accepts cash, securities of the client company, or both, as payment. For many companies, especially start-up ventures and those experiencing financial difficulties, this fee arrangement has enabled them to obtain quality services without the use of valuable cash flows. The Company attempts to base its fees upon the risk involved in the securities of a client and the cost of providing the service or services desired.

         The Company's clients are not limited to any one particular industry. Instead, the Company focuses on public companies which need the services provided by the Company or private companies that need assistance in going public. The Company determines whether or not to accept a prospective client based upon the nature of the services needed and the financial stability of its potential clients.

         The Company did not substantially expand its client base during the quarter ended June 30, 1995. The Company intends to increase its efforts to obtain additional clients. However, no assurances can be given that the Company's financial consulting operations will expand. In addition, because the number of clients, the financial strength of clients, and the range of services provided can vary greatly from quarter to quarter, it is difficult to project the revenue that can, or is likely, to be produced by performing these services.

         Through its real estate divisions, the Company has acquired a wide variety of commercial properties. While the heart of the Company's real estate holdings are in Salt Lake City, Utah, the Company also owns several properties in other parts of the United States. The Company's commercial real estate subsidiaries handle acquisitions, leasing and other management functions as well as sales of Company properties and the properties of its clients. The Company hopes to increase its revenues generated from these properties and obtain additional real estate. The ability of management to locate and acquire undervalued real estate, with little or no cash down, and turn such properties into profitable assets is a key to the Company's success.

Material Events

         On May 4, 1995, the Company served Thistle Properties, Inc., an Illinois corporation, a wholly owned subsidiary of ATC II, Inc. and purchaser of the property located in Canton, Illinois ("Canton Plant") under a Real Estate Sales Agreement ("RESA"), as amended, with a Notice of Default of the Real
Estate Lien Note entered into pursuant to the said RESA. Thistle Properties subsequently informed the Company that due to its poor financial position, it would be unable to comply with the terms of the RESA. Thistle proposed to forfeit all payments made and that the Company foreclose on the security provided by RESA, being 100% of ATC II's stockholding in Thistle Properties, in exchange for a mutual release of all claims.

         The Company subsequently executed a Mutual Release with ATC II and Thistle Properties, effective May 12, 1995. The net effect of the Release is that Thistle Properties, which holds the title to the Canton Plant subject to a Trust Deed with the Company as the beneficiary, is now a wholly owned subsidiary of the Company. This resulted in a loss of $519,342, which loss has been accounted for as follows: the accounts receivable - related party account was reduced by $167,904; the property and equipment account increased by $357,546 (the net historical cost for the Company); the mortgages receivable account was reduced by the $397,000 note on the property; the real estate taxes payable account was increased by the $150,783 in taxes oustanding on the property; the accrued liabilities account was increased by the $160,000 EPA liability reassumed on the property; and, a loss on foreclosure was recorded at $519,342. A previous gain on the sale of $752,467 had been recorded by the Company during the 3rd quarter of 1994. Although the Company hopes to dispose of the Canton Plant in the near future at an ultimate gain from the Company's perspective, no such assurances can be given.

         On September 28, 1994, 42 Exchange Place, Inc., a subsidiary of the Company, purchased a 3,000 square ft. office space located at 42 Exchange Place in Salt Lake City, Utah for $141,000. On April 5, 1995, the Company entered into a Real Estate Purchase Contract with Ras Mussen & Miner to sell the exchange property for $223,000. Exchange Place has agreed to carry a second mortgage in the amount of $72,000 at a 9% rate, with a 48 month call provision.

         KMC Foods, Inc. ("KMC"), a subsidiary of the Company, has instituted foreclosure proceedings on the property occupied by the old KMC Foods Plant near Cheriton, Virginia. The property's owner of record, Potomac Engineering and Management Systems Company, Inc. ("PEMSCO"), is in default on notes owned by KMC and secured by a deed of trust and a judgment lien. The foreclosure sale was scheduled for July 21, 1995. On July 19, 1995, PEMSCO filed for reorganization under Chapter 11 of the Bankruptcy Code, thus automatically staying the sale pending further proceedings before the bankruptcy court.

         On April 28, 1995, Canton Properties V, Inc., a subsidiary of the Company, entered into an agreement to purchase the mortgage on property located on 550-554 Atlantic Street, 560-564 Atlantic Street and 28 Columbia Street, Bridgeport, Connecticut, for $8,400 and 25,000 restricted shares of the Company. The face value of the mortgage is $650,000. The properties contain a total of twelve three-bedroom apartments and are located within close proximity to the University of Bridgeport. The mortgage is currently in judicial foreclosure. Once the mortgage has been purchased, the Company intends to seek financing to renovate the properties and, ultimately, lease the properties.

         On July 27, 1995, the Company and Gardens, Inc., an Illinois corporation, entered into an agreement whereby Gardens would remove those waste tires presently located at the Canton, Illinois plant and property. Gardens subsequently subcontracted performance under this agreement with Eco-Systems, Inc., a New York company, which is active in the handling and disposal of waste tires. Eco-Systems plans to bale the waste tires and cast them in concrete forms at a rate of between 400 and 500 bales per month and dispose of these bales in an environmentally sound manner.

         On May 22, 1995, the Company and its subsidiary Canton Financial Services Corp. made a proposal to restructure eleven real estate holding corporations to be financed with a possible new issue of the Company's preferred stock. The Company had hoped to assist these organizations, as their performance records were relatively poor compared to similar organizations; however, each one rejected the proposal in writing. Thereafter, on June 5, 1995, a follow-up proposal was made to five of these eleven companies to restructure these entities with cash which the Company would obtain from selling or mortgaging the assets, these five being the entities which the Company felt would most benefit from the Company's assistance. This was rejected in writing by each of these entities. In a similar manner, and contemporaneously with these proposals, the Company made an offer to purchase all of the assets of the Prudential Realty Trust, in response to a formal solicitation of bids. The Company was not the highest cash bidder and its offer was not accepted.

Results of Operations

         Revenue for the second quarter of 1995 was $180,174 compared with $149,991 for the second quarter of 1994. This increase can be attributable to an increase in the consulting services provided by the Company along with an increase in rental revenues from the Company's real estate holdings.

         The cost of revenues for the second quarter of 1995 increased over the cost of revenues for the second quarter of 1994 by $54,666, although as a recentage of revenue, it was comparable. Selling, and general and administrative expenses for the second quarter of 1995 increased to $366,332 from $146,783 for the second quarter of 1994. The increase in selling, general, and administration costs was due primarily to the inherent costs involved in increasing the level of consulting services performed by the Company. As the Company continues its emphasis on its consulting services and real estate operations, it is expected that these costs will rise significantly in 1995 compared to 1994.

         The net loss for the second quarter of 1995 was $785,149 as compared to a $136,186 loss for the second quarter of 1994. The loss was chiefly due to the loss incurred on the foreclosure of the Canton, Illinois property.

 Capital Resources and Liquidity

         The deficiency in working capital decreased from $1,221,574 in the second quarter of 1994 to $830,130 in the second quarter of 1995. This improvement was primarily attributable to a reduction of the accounts payable and other current liabilities due to an increase in revenues resulting from the refocusing of the Company's operations into consulting and real estate.

         The Company generated positive cash flows during the first two quarters of 1995. Operating cash flows are closely aligned with consulting revenue and the cost of providing consulting services. The most significant cost of providing consulting service is the payroll of the Company's approximately 26 employees. The payroll averaged $70,000 per month during the second quarter of 1995. The Company does not expect an increase in payroll expenses unless its consulting services division is increased as a result of a substantial influx of clients.

         In the second quarter of 1995, the Company issued shares of common stock pursuant to Richard Surber, the Company's president, and Allen Wolfson, a consultant to the Company. The options granted and issuance of the underlying shares were in consideration of services rendered from January 1, 1995 to April 30, 1995. In total, the Company issued 247,000 shares. On or about May 9, 1995 the Company registered such shares for resale under a post effective amendment to a Form S-8 registration statement filed under the Securities Act of 1933, as amended. The Company also issued 17,000 shares of its common stock to Charles R. Levy for consulting services performed for its real estate operations.

         On May 5, 1995, in three separate transactions, the Company issued a total of 347,735 shares of its common stock pursuant to Regulation S. The shares were sold for $0.375 per share or $130,400. Of these shares, 133,334 shares were issue to Tamarisk Enterprises Ltd., a corporation organized under the laws of the British Virgin Islands, with its headquarters located in London, England; 133,334 shares were issued to World Financial Services Ltd., a corporation organized under the laws of the British Virgin Islands, with it headquarter located in London, England; and 81,067 were issued to East-West Trading Corporation, a corporation organized under the laws of the British Virgin Islands, with its headquarters located in Nevis, West Indies.

         On June 28, 1995, the Company entered into an agreement with Ms. Pienne Chow Sau Har, a Hong Kong resident, whereby Ms. Chow purchased 250,000 shares of the Company's common stock for $140,000 pursuant to an exemption provided by Regulation S of the Securities Act of 1933. This capital-for-equity infusion provided the Company with the funds needed to satisfy its obligations regarding the clean-up of the Canton, Illinois, plant. In further consideration for the infusion, the Company guaranteed the value of the investment at an interest rate of 12% per annum for a period of one year from the date of the transaction. Subsequently, the Company was required, by reason of the aforementioned guarantee, to issue 144,634 additional shares to Ms. Chow to cover shortfalls occasioned by a drop in the Company's stock price, the exchange conversion rate, and the prepaid interest.

         The Company hopes to further limit or discontinue the practice of issuing shares for services in lieu of cash payments. The Company may have to continue to pay for services through the issuance of its common stock until it is able to further improve its cash flows from operations. Where appropriate, the Company may also issue common stock to acquire real estate and other assets. During the second quarter of 1995, the Company began to limit the issuance of stock for the above purposes and hopes to further limit the issuance of stock as cash flows improve.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The following are material pending legal proceedings involving the Company.

         TAC Inc. vs. Ozora Corporation and Mark C. Hungerford. This suit has been pending in the United States District Court for the Central Division of Utah with Case Number 95-C-75 G. Recovery is sought of a promissory note in the amount of $100,000 plus the interest due or the recovery of 99,800 shares of class A common stock of Transcisco Industries, Inc. Judgment was entered against Ozora and Hungerford for $276,945.89 plus interest and costs on May 30, 1995. Defendants have failed to attend scheduled Supplemental Proceedings to enforce the judgment. The Court has issued a Show Cause Order to compel the Defendants' compliance with its orders. The U.S. Marshalls are currently attempting to serve those orders on Hungerford.

         Canton Industrial Corporation and Canton Industrial of Salt Lake City vs Delmar A. Janovec and KLH Engineering Group, Inc. This suit was filed on April 19, 1995, in the United States District Court, in the Central District of Utah, Civil Case No. 2:95 CV 363G. The Company has filed suit to seek enforcement of the August 31, 1994 Settlement Agreement and Mutual Release entered into between the Company and Janovec and KLH with respect to delivery to the Company of 10,994,666 shares of common stock of KLH. The Company also seeks recovery for the difference between the represented and the actual value of real property located in Johnson County, Kansas to be conveyed to the Company by KLH. The parties are currently seeking to settle this suit in an expeditious manner.

     West Virginia Property. Canton Tire Recycling of West Virginia, Inc. a wholly-owned subsidiary of the Company owns property located in the city of Parkersburg, West Virginia. The West Virginia Division of Environmental Protection ("WVDEPA") has notified the Company of violations regarding the tanks, alleged stains and alleged hydrocarbon located on the property. Testing has been recently conducted at the site by Kemron Environmental Services; however,
                                        8
reports have not yet been received regarding this testing. The potential liability will remain uncertain until the testing is complete.

         State of Illinois vs. The Canton Industrial Corporation. This action is pending in the Ninth Judicial Circuit, County of Fulton, State of Illinois, Case No. 93MR45, seeking the removal and disposal of those waste tires presently located at the Canton Plant in Canton, Illinois. A hearing was held on May 31, 1995, resulting in the court entering a Supplemental Contempt Order compelling the Company to complete the removal of the waste tires from the site prior to December 31, 1995 and imposing sanctions of $14,000 if the Company fails to comply with that deadline. The Illinois Environmental Protection Agency ("IEPA") has issued a notice that if the Company does not provide a plan for clean-up of the site, the agency will proceed to complete the process and seek recovery of all costs from the Company. A plan for the removal of all waste tires has been filed with both the Court and the IEPA. The Company believes that it has sufficient funding to complete the removal of all waste tires prior to the December 31 deadline through the bailing of the tires via a contract with Gardens, Inc.

     Vincent Liotta vs. Joseph Roberts & Co., et al.. Suit has been filed by Mr. Liotta in the U.S. District Court, Eastern District of New York, Case No. CV-95-1659, alleging damages relating to his purchase of stock in ATC II, Inc. ("ATC"), naming the Company as a defendant. An answer has been filed denying any involvement in the underlying transactions and the Company is disputing any liability in the matter.

     The Canton Industrial Corporation vs. Mi-Jack Products, Inc. Suit was filed in the U.S. District Court, in the Central District of Utah, Civil Case No. 2:95 CV 651S, on July 14, 1995 seeking to recover damages based upon the failure of equipment provided by Mi-Jack to operate properly at the Canton, Illinois property. Service upon the defendant is pending verification of all legal names of the supplier involved.

         Xeta Corporation vs. The Canton Industrial Corporation. This case was filed in the United States District Court, in the Northern District of Oklahoma, Case Number 94-C-1080-BU. Xeta Corporation sued the Company in the Federal District Court in Oklahoma in an attempt to recover funds that it asserted were improperly transferred to the Company from its client, ATC. The Company filed a motion to dismiss the action for lack of personal jurisdiction which was granted on February 16, 1995. Xeta refiled this case in the United States District court, in the Central District of Utah, Case Number 95CV-218G on March 8, 1995. Xeta asserted the same claim against the Company as the case filed against the Company in Oklahoma. Xeta has filed a Motion for Summary Judgment which the court has delayed consideration of until the completion of discovery in the case. The Company is informed that current management of ATC is pursuing a global settlement of all claims of Xeta, which would include the dismissal of this suit.

         Other material legal proceedings are pending, however, no changes in such suits occurred in the first quarter of 1995. For more information concerning these legal proceedings, see "Legal

Proceedings" in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.




ITEM 5.           OTHER INFORMATION


         On April 5, 1995, Lorin N. Pace was appointed as a director of the Company. This appointment was made to fill a vacancy created by the departure of Ruairidh Campbell. Mr. Pace served as a representative of the Utah House of Representatives from 1964-1986; Speaker of the House from 1969-1970; House Minority Leader, 1971-1972; a member of the Utah State Senate from 1986-1990; and was a practicing attorney from 1953-1993. Mr Pace currently works as an independent consultant. Mr. Pace received his bachelor degrees in math and Spanish from the University of Utah and Brigham Young University and his law degree from the University of Utah College of Law.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB.

(b) Reports on Form 8-K. During the quarter ended June 30, 1995, the Company did not file any reports on Form 8-K.


                                                 Index to Exhibits

EXHIBIT           PAGE
NO.                NO.             DESCRIPTION

27                12               Financial Data Schedule

                                                    SIGNATURES
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of December, 1995.

                                               The Canton Industrial Corporation



Date:  December 16, 1995                          By: /s/ Steven A. Christensen
                                                  Name : Steven A. Christensen
                                                  Title:    President

                                                  By: /s/ Susan S. Waldrop
                                                  Name: Susan S. Waldrop
                                                  Title: Chief Financial Officer
                                                  Secretary/Treasurer