Form 10KSB/A
period 1995-12-31
CANTON INDUSTRIAL CORP
filed 1996-05-06
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

     This Form 10-KSB/A contains amendments to Item 7, Financial Statements for the year ended December 31, 1995.

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1995

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to:


         Commission file number:  I-9418

                        The Canton Industrial Corporation
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                                     87-0509512
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                                        Name of each Exchange
Common Stock ($0.0001 Par Value)                           Boston Stock Exchange

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X]   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's total consolidated revenues for the year ended December 31, 1995, were $2,049,968.

     The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $8,705,148 based on the last sale price thereof reported on the consolidated tape for March 31, 1996.

     At March 31, 1996, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 6,148,648.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      NONE

ITEM 7.  FINANCIAL STATEMENTS


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet December 31, 1995.................................F-3

Consolidated Statements of Operations December 31, 1995 and 1994.............F-5

Consolidated Statements of Shareholders' Equity December 31, 1995 and 1994...F-6

Consolidated Statements of Cash Flows December 31, 1995 and 1994.............F-7

Notes to Consolidated Financial Statements December 31, 1995 and 1994........F-8

Independent Auditors' Report on Other Information...........................F-24

Schedules

V        Property, Plant and Equipment......................................F-25

VI       Accumulated Depreciation of Property, Plant and Equipment..........F-26

ANDERSEN ANDERSEN & STRONG, L. C.                 941 East 3300 South, Suite 202
Certified Public Accountants and Business Consultants   Salt Lake City, UT 84106
Member SEC Practice Section of the AICPA                Telephone: (801)486-0096
                                                              Fax: (801)486-0098
                                                     E-Mail: K Anderson @msn.com



                       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
The Canton Industrial Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of The Canton Industrial Corporation and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Canton Industrial Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.


/s/ Anderson, Anderson & Strong
Salt Lake City, Utah
April 14, 1996


                 A member of ACF International with affiliated offices worldwide


               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1995

ASSETS

CURRENT ASSETS
   Cash ......................................................        $   18,605
   Receivable - brokerage account ............................             3,337
   Accounts receivable - trade ...............................           248,129
   Accounts receivable - related parties .....................           200,017
   Note receivable - current (Note 11) .......................            12,000
   Inventories - cost ........................................            36,371
   Prepaid expenses ..........................................            36,677
                                                                      ----------
TOTAL CURRENT ASSETS .........................................           555,136
PROPERTY AND EQUIPMENT
   Schedules V and VI ........................................         4,860,260

OTHER ASSETS
   Investments - securities (Note 10) ........................           968,396
   Mortgages receivable (Note 11) ............................           353,000
   Notes receivable - net of current (Note 11) ...............           653,027
   Investments - other .......................................           244,321
   Deposits ..................................................            16,345
   Media and other credits ...................................           223,885
                                                                      ----------
TOTAL OTHER ASSETS ...........................................         2,458,974
                                                                      ----------
TOTAL ASSETS .................................................        $7,874,370
                                                                      ==========


                 See notes to consolidated financial statements.




               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                December 31, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable (Note 5) ..................................       $     57,493
   Current maturities of long-term debt (Note 5) ...........            149,059
   Accounts payable ........................................            328,751
   Accounts payable - related parties ......................             17,413
   Accrued liabilities (Note 13) ...........................            160,000
     Interest ..............................................             19,330
     Real estate taxes and assessments (Note 7) ............            317,751
     Payroll and related taxes payable .....................            143,200
   Deferred income .........................................             25,979
   Deposit - real estate sales (Note 2) ....................            171,900
                                                                   ------------

TOTAL CURRENT LIABILITIES ..................................          1,390,876
LONG-TERM LIABILITIES
   Long-term debt, less current portion (Note 5) ...........          2,764,757
                                                                   ------------
CONTINGENCIES (Note 13) ....................................               --

MINORITY INTEREST ..........................................            347,923

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued ....................               --
   Common stock par value $.001; 200,000,000
     shares authorized; 5,886,799 shares issued ............              5,887
   Additional paid-in capital ..............................         11,428,674
   Accumulated deficit .....................................         (8,063,747)
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY .................................          3,370,814

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................       $  7,874,370
                                                                   ============


                 See notes to consolidated financial statements.




                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     December 31, 1995 and 1994

                                                                       1995           1994
                                                                   -----------    -----------

REVENUE ........................................................   $ 2,049,968    $ 2,371,960
COST OF REVENUE ................................................       952,762      1,120,564
                                                                   -----------    -----------
GROSS PROFIT ...................................................     1,097,206      1,251,396
SELLING GENERAL AND ADMINISTRATIVE .............................     1,336,675      1,880,503
ENVIRONMENTAL CLEANUP (Note 13) ................................       132,843           --
                                                                   -----------    -----------
OPERATING LOSS .................................................   $  (372,312)   $  (629,107)
                                                                   -----------    -----------

OTHER INCOME AND (EXPENSE):
   Interest income .............................................        86,565        133,842
   Interest expense ............................................      (256,457)      (142,321)
   Other income ................................................       217,420        102,995
   Gain (loss) from investment securities ......................        73,425       (502,581)
   Gain from sale of property - related parties (Note 8, Item 4)          --          752,467
   Gain from issuance of shares by subsidiary ..................       151,966           --
   Gain from disposal of subsidiary ............................        70,544           --
   Gain from sale of assets ....................................        71,660           --
                                                                   -----------    -----------
TOTAL OTHER INCOME .............................................       415,123        344,402
                                                                   -----------    -----------

GAIN (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND OTHER ITEMS ...................................        42,811       (284,705)

DISCONTINUED OPERATIONS:
   Gain from discontinued operations ...........................        23,912        374,081
                                                                   -----------    -----------

GAIN BEFORE INCOME TAXES,
 EXTRAORDINARY ITEMS, AND MINORITY INTEREST ....................        66,723         89,376
 PROVISION FOR INCOME TAXES ....................................          --             --
                                                                   -----------    -----------

GAIN BEFORE EXTRAORDINARY ITEMS ................................        66,723         89,376
AND MINORITY INTEREST:
   Gain from extinguishment of debt ............................        13,454         89,023
   Loss on foreclosure (Note 16) ...............................      (562,406)          --
                                                                   -----------    -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST .....................      (482,229)       178,399
                                                                   -----------    -----------

   MINORITY INTEREST IN LOSS ...................................        63,500           --
                                                                   -----------    -----------

NET INCOME (LOSS) ..............................................   $  (418,729)   $   178,399
                                                                   ===========    ===========

INCOME (LOSS) PER COMMON SHARE
   Gain (loss) before discontinued operations
     and other items ...........................................   $       .01    $      (.11)
   Gain from discontinued operations ...........................           .01            .14
   Extraordinary items .........................................          (.14)           .03
   Minority interest in loss ...................................           .01           --
                                                                   -----------    -----------
  Net income (loss) per weighted average
     common share outstanding ..................................   $      (.11)   $       .06
                                                                   ===========    ===========
   Weighted average number of common shares outstanding (Note 2)     3,825,264      2,621,243
                                                                   ===========    ===========


                                           See notes to consolidated financial statements.


                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               Years Ended December 31, 1995 and 1994


                                                                                        Stock                     Total
                                      Common           Stock   Paid-in                  Subscription Debenture    Shareholders'
                                      Shares           Amount  Capital     Deficit      Receivable   Receivable   Equity
                                      ---------        ------- ----------  -----------  ----------  -----------   -----------
BALANCES AT DECEMBER 31, 1993 .....   2,588,258        $ 2,588 $10,466,154 $(7,736,703)  $(750,000) $(250,000)    $ 1,732,039
Common stock activity:
Issued for debt ...................      17,824             18       5,035        --          --         --             5,053
Issued for assets .................     163,670            164     101,936        --          --         --           102,100
Issued for services - related party     260,402            260     186,293        --          --         --           186,553
Issued for services ...............     454,844            455     451,520        --          --         --           451,975
Issued for cash ...................     697,917            698     426,463        --          --         --           427,161
Adjust prior periods ..............     100,000            100        (100)       --          --         --              --
Cancellations .....................     (92,750)           (93    (242,677)       --          --         --          (242,770)
Cancel debentures .................    (100,000)          (100)       --          --          --      250,000         249,900
Cancel stock subscriptions ........  (1,257,301)        (1,257    (975,504)       --       750,000       --          (226,761)
Subsidiary minority interest ......        --             --      (151,000)       --          --         --          (151,000)
Deficit of subsidiary acquired ....        --             --          --       (86,714)       --         --           (86,714)
Net income for year ...............        --             --          --       178,399        --         --           178,399
                                     ----------        ------- ---------- ------------ -----------  -------------- ----------
BALANCES AT DECEMBER 31, 1994 .....   2,832,864        $ 2,833$ 10,268,120 $(7,645,018)       --         --       $ 2,625,935
                                     ----------        ------- ---------- ------------ -----------  -------------- ----------

Common stock activity:
Issued for debt ...................     241,743            242      82,073        --          --         --            82,315
Issued for assets .................     420,000            420     267,330        --          --         --           267,750
Issued for services - related parties   407,000            407     148,045        --          --         --           148,452
Issued for services ...............     390,451            390      83,260        --          --         --            83,650
Issued for cash ...................   1,594,741          1,595     579,846        --          --         --           581,441
Net loss for year .................        --             --          --      (418,729)       --         --          (481,729)
                                     ----------        ------- ----------- ----------- -----------  -------------- ----------
BALANCES AT DECEMBER 31, 1995 .....   5,886,799        $5, 887 $11,428,674 $(8,063,747)       --         --        $3,307,814
                                     ==========        ======= =========== =========== =========== =============== ==========





                                           See notes to consolidated financial statements.



                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years Ended December 31, 1995 and 1994

                                                             1995           1994
                                                          -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...................................   $  (418,729)   $ 178,399
  Adjustments to reconcile net income (loss)
  to net cash provided:
    Gain from debt settlements ........................       (13,454)     (89,023)
    (Gain) loss from sale of investments ..............       (73,425)     502,581
    (Gain) from sales to related party (Note 9, Item 4)          --       (752,467)
    Permanent decline in investments ..................        94,295         --
    (Gain) from sale of assets ........................       (71,660)        --
    (Gain) from sale of subsidiary ....................       (70,544)        --
    (Gain) from issuance of shares of subsidiary ......      (151,966)        --
    (Gain) from discontinued operations ...............       (23,912)        --
    Loss from foreclosure .............................       562,406         --
    Book value of assets abandoned ....................          --         79,009
    Minority interest .................................       (63,500)        --
    Depreciation and Amortization .....................       205,937      154,278
    Services paid with common stock ...................       232,102      638,528
    Common stock issued for assets and debt ...........        82,315      107,153
    Decrease (increase) in assets:
      Receivables .....................................      (301,967)      51,520
      Inventories .....................................       (36,371)        --
      Prepaid expenses and other ......................       (63,747)      53,905
      Investments - other .............................       (74,125)    (151,121)
    Increase (decrease) in liabilities:
      Accounts and notes payable ......................        (8,807)    (216,232)
      Accrued liabilities .............................       381,429     (389,314)
      Bank overdrafts .................................          --        (33,802)
      Deferred income .................................        51,615      125,477
                                                          -----------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ......   $   237,892    $ 258,891
                                                          -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ..............................      (223,220)    (821,806)
    Proceeds from sales of investments ................       258,901      518,837
    Purchase of non-current security investments ......    (1,018,691)    (276,551)
                                                          -----------    ---------
NET CASH FLOWS (USED) IN INVESTING ACTIVITIES .........   $  (983,010)   $(579,520)
                                                          -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock for cash .....................       981,441      427,161
   Increase in long term debt .........................       218,000         --
   Reduction of long term debt ........................      (464,727)     (83,699)
                                                          -----------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES .............   $   734,714    $ 343,462
                                                          -----------    ---------

INCREASE (DECREASE) IN CASH ...........................       (10,404)      22,833
CASH AT BEGINNING OF YEAR .............................        29,009        6,176
                                                          -----------    ---------

CASH AT END OF YEAR ...................................   $    18,605    $  29,009
See note 3 for supplemental disclosures                   ===========    =========


                                           See notes to consolidated financial statements.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994


NOTE 1:  ORGANIZATION AND OPERATIONS

ORGANIZATION
The Canton Industrial Corporation (the "Company") was incorporated in the State of Ohio on July 10, 1984 as The Canton Corporation and adopted its present name in May 1985. Effective May 3, 1993, the Company's domicile was changed to Nevada.

OPERATIONS
The Company provides financial consulting services and invests in undervalued property. The Company provides services and support functions to its clients including advice relating to regulatory compliance, document preparation, capital formation, financial analysis, promotional campaigns, debt settlement, and general corporate problem solving . Part of the Company's business operations includes the acquisition, management, leasing and sale of real estate.

REORGANIZATION
On February 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 7, 1994, the bankruptcy was discharged.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

COMPANY PLANS
The Company was discharged from bankruptcy in 1994 and no longer has to allocate time and resources in this area. Also, a number of unprofitable operations have been discontinued. This will save time and resources which the Company is now devoting to profitable activities.

The Company expects to generate sufficient cash flow to cover operating expenses, to meet its obligations and to generate revenues for expansion as set forth below:

         1.The  Company's   primary  source  of  revenue  is  through  providing
           consulting  services.  The Company is  increasing  its client base by broadening the type and number of clients. The Company currently targets public companies who are interested in the Company's services and private entities seeking to raise capital or becoming a public corporation. The Company has expanded its range of services to include large individual estates, non-profit and religious organizations. In order to acquire additional clients, the Company has expanded its Acquisition Department, increased its marketing efforts, and is constantly refining the its techniques for locating new clients.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE 1:  ORGANIZATION AND OPERATIONS (continued)

COMPANY PLANS (CONTINUED)

         2.The Company is expanding its real estate holdings to include a wide variety of commercial properties. The Company hopes to increase the revenues generated from these properties by increasing the occupancy of available rentable space and has engaged various companies and individuals to help lease and manage the real estate it owns. Real estate holdings are also available for sale at prices which will provide a reasonable return to the Company. Indications are that the commercial real estate market is continuing to improve and that there is a good demand for commercial rental space.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect current accounting practices and conform to generally accepted accounting principles. The following policies considered to be significant are:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Canton Industrial Corporation and its subsidiaries as summarized in Note 4.

All significant intercompany accounts and transactions have been eliminated in the consolidation.

ACCOUNTING METHOD
The accompanying financial statements have been prepared on the accrual method using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. All assets are listed at historical cost.

INCOME TAXES
The Company reports income and losses for financial reporting and income tax purposes on the accrual method of accounting in accordance with Financial Accounting Standards ("FAS") No. 109 with the cumulative effects reflected in the year ended December 31, 1993. FAS 109 requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for 1995 and 1994 was $202,368 and $154,278, respectively. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

Expenditures for maintenance and repairs are expended as incurred; additions and improvements are capitalized.

SALES OF UNDEVELOPED LAND
The Company uses the deposit method for reporting sales of certain undeveloped land. Under this method the effective date of sale is deferred until substantial cash is collected. Until that time all cash received is accounted for as a deposit.

                THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVESTMENT SECURITIES
Marketable equity securities are stated at market value in accordance with Financial Accounting Standards ("FAS") No. 115. Valuation of other security investments is based on acquisition costs. Markdowns are made to reflect significant impairment in values. During 1995, a markdown was recorded of $94,295.

COMMON SHARES AND INCOME (LOSS) PER COMMON SHARE
All references to common shares are reflected as adjusted for the 1 for 10 reverse stock split approved on August 2, 1994. Income (loss) per common share is computed using the weighted average number of common shares outstanding (3,825,264 shares in 1995 and 2,621,243 shares in 1994).

INCOME OR LOSS PER SHARE
Income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods shown. The Company had common stock equivalents (CSE's) outstanding at December 31, 1995 and 1994 in the form of stock purchase options. The options are held by present and former employees. The inclusion of the outstanding options would not affect the income or loss per share in 1995 or 1994 and therefore such options have not been included in the weighted average number of common shares. If all outstanding options were exercised, the total proceeds would be approximately $464,000. The Company's outstanding common stock purchase options at December 31, 1995 are as summarized as follows:

                   Expiration   Exercise   No. of Shares
        Issue Date Date        Price       Subject to Options
        ---------- ----------  ---------  -------------------
        10/21/93   10/30/98        $4.44         98,472
        09/08/93   09/30/98        $4.44          6,000
                                          -------------------
                                          Total 104,472
                                          ===================

ISSUANCE OF COMMON STOCK

The Company frequently issues shares of its common stock to acquire assets, retire debt and pay for services. When stock is issued for services, the value of the stock and related services is determined by the Board of Directors. In the case of settling debt, the market value of the stock, the type and age of the debt and any other related factors are considered. In the case of assets acquired, the value is negotiated based on a combination of factors including, but not limited to:

                         The significance of the assets to the Company; The liquidity of the assets; The trading price and volume of the assets (if a security), etc.

Final approval of the basis for issuance of capital stock is made by the Board of Directors.

ENVIRONMENTAL COMPLIANCE AND REMEDIATION

Environmental expenditures are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE 3:  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

     1.  Cash paid for interest was $256,457  in 1995 and $142,321 in 1994.
         2. Common stock was issued for the following purposes:

         1995

           Shares                                           Amounts
         ---------                                          -----------
           241,743     Issued for debt..................... $    82,315
           420,000     Issued for other assets.............     267,750
           407,000     Issued for services - related party.     148,452
           390,451     Issued for services.................      83,650
         ---------                                          -----------
         1,459,194                                          $   582,167
         =========                                          ===========


         1994

           Shares                                           Amounts
         ---------                                          -----------
            17,824     Issued for debt..................... $     5,053
            75,000     Issued for securities...............       7,500
            88,670     Issued for other assets.............      94,600
           260,402     Issued for services - related party.     186,553
           454,844     Issued for services.................     451,975
         ---------                                          -----------
           896,740                                          $   745,681
         =========                                          ===========



During 1995, the Company incurred mortgage debt of $1,200,000 in connection with a land acquisition.

During 1994, the Company assumed mortgages of $827,840 related to various properties.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994

NOTE 4:   SUBSIDIARIES

Canton Financial Services Corporation
Canton Financial Services Corporation, a Utah corporation, ("CFS"), was formed by the Company on June 8, 1994. CFS, a wholly-owned subsidiary of the Company, provides a wide range of consulting services, primarily for public companies.

Canton Personnel, Inc.
Canton Personnel, Inc., a Utah corporation ("CPI), was incorporated by the Company on January 21, 1994 for the purpose of managing the various personnel and payroll operations of the Company and its subsidiaries. CPI, a wholly-owned subsidiary, does not currently have any tangible assets.

Canton Properties I, Inc.
Canton Properties I, Inc., a Utah corporation ("CPII"), was incorporated by the Company on May 4, 1994 for the purpose of acquiring, owning and managing the property it acquires. On June 21, 1994, CPII, a wholly-owned subsidiary of the Company, purchased a two-thirds undivided interest in the land located at 238 West 400 South, Salt Lake City, Utah. On May 26, 1995, CPII sold its interest in the property and recorded a gain on the sale of assets of $71,660.

Canton Tire Recycling of West Virginia
Canton Tire Recycling of West Virginia, Inc. ("CTRWV"), was incorporated by the Company on February 25, 1993 for the purpose of acquiring, owning and managing the Parkersburg Terminal. CTRWV, a wholly-owned subsidiary of the Company, purchased the Parkersburg Terminal on May 15, 1993.

Canton's Wild Horse Ranch, Inc.
Canton's Wild Horse Ranch, Inc., an Arizona corporation ("CWHR"), was incorporated by the Company on November 10, 1993 for the purpose of leasing, acquiring, owning and managing property related to the Wild Horse Ranch. CWHR, a wholly-owned subsidiary of the Company, has ceased operations due to a lack of profitability.

Canton's Wild Horse Ranch, II
Canton's Wild Horse Ranch, II, an Arizona corporation ("CWHRII"), was incorporated by the Company on February 3, 1994, for the purpose of expanding Canton's Wild Horse Ranch. On February 16, 1994 CWHRII, a wholly-owned subsidiary of the Company, acquired ten acres of raw, unimproved land adjacent to the Ranch suitable for expansion of the Ranch.

West Jordan Real Estate Holdings, Inc.
West Jordan Real Estate Holding, Inc., a Utah corporation ("WJREH"), was incorporated by the Company on June 7, 1994 for the purpose of acquiring, owning and managing a specific property. On August 31, 1995, WJREH, a wholly-owned subsidiary of the Company, entered into a lease with an option to purchase a retail shopping plaza in Salt Lake City, Utah.

Oasis International, Inc.
Oasis International, Inc., a Nevada corporation ("Oasis"), was incorporated by the Company on November 20, 1995 for the purpose of acquiring, owning and managing a specific property. On December 27, 1995, Oasis, a wholly-owned subsidiary of the Company, purchased land in Elko County, Nevada.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE 4:     SUBSIDIARIES (CONTINUED)

Oasis International Hotel & Casino, Inc.
Oasis International Hotel & Casino, Inc., a Nevada corporation ("OIHC"), was incorporated by the Company on November 20, 1995 for the purpose of acquiring, owning and managing a specific property. On December 27, OIHC, a wholly-owned subsidiary of the Company, purchased land in Elko County, Nevada.

Oasis Property Management Services, Inc.
Oasis Property Management Services, Inc., a Nevada corporation ("OPMS"), was incorporated by the Company on November 20, 1995 for the purpose of operating the facilities in Elko County, Nevada. On December 27, 1995, OPMS, a wholly-owned subsidiary of the Company, commenced operation of the facilities in Elko County, Nevada.

KMC Foods, Incorporated
KMC Foods, Incorporated, a Virginia corporation ("KMC"), was purchased by the Company in 1993. The Company acquired KMC and the mortgage on the former KMC food plant and warehouse ("KMC Plant") in exchange for the issuance of the Company's restricted common stock. The KMC Plant, located on approximately 65 acres in Cheriton, Virginia, has railroad spur access with the Penn Central Railroad and structures for the manufacture, storage and distribution of food products on property zoned for industrial use. The KMC Plant has been vacant and used by the Company since its acquisition. The Company is seeking buyers or tenants for the building. KMC Foods, Inc. was incorporated on April 12, 1988 under the laws of Virginia.

Canton Industrial Properties Management Corporation of Salt Lake City
Canton Industrial Properties Management of Salt Lake City, a Utah corporation ("CIPMC"), was incorporated by the Company on October 30, 1994 for the purpose of acquiring, owning and managing property. On October 9, 1993, CIPMC purchased an office building at 202 West 400 South in downtown Salt Lake City. The property is an 18,000 sq. ft. office building with two stories of interior rentable space and above ground level parking. CIPMC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares in a private placement offering pursuant to a Regulation D, 504 Offering and diluted the Company's ownership to just over fifty percent.

Canton Industrial Corporation of Salt Lake City
Canton Industrial Corporation of Salt Lake City, a Utah corporation ("CICSLC"), was incorporated by the Company on September 29, 1993 for the purpose of acquiring, owning and managing the Plandome Building. On September 30, 1993, CICSLC acquired the Plandome Building located at 69-75 East 400 South, Salt Lake City, Utah. CICSLC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares in a private placement offering pursuant to a Regulation D, 504 Offering and diluted the Company's ownership to just over fifty percent.

Canton Commercial Carpet Corporation
Canton Commercial Carpet Corporation, a Utah corporation ("CCCC"), was incorporated by the Company on January 21, 1994 for the purposes of distributing and wholesaling commercial carpet. On May 23, 1994, CCCC entered into a lease with an option to purchase real property located at 268 West 400 South in Salt Lake City, Utah. On February 1, 1995, the Company relocated its corporate headquarters to this Building. CCCC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares in a private placement offering pursuant to a Regulation D, 504 Offering and diluted the Company's ownership to just over fifty percent.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE 4:     SUBSIDIARIES (CONTINUED)

TAC, Inc.
TAC, Inc., a Utah corporation ("TAC"), was formed by Logos International, Inc. ("Logos") an affiliate of the Company, on August 27, 1992. TAC was acquired from Logos on December 30, 1994 pursuant to a Settlement Agreement (See Note 9). TAC's operations consisted of asset recovery, pawn and loan, automotive, and indoor storage businesses. These businesses have been discontinued due to lack of profitability. TAC has a lease on a portion of a warehouse facility with an option to purchase the entire facility consisting of approximately 60,000 square ft. located in West Jordan, Utah. TAC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares in a private placement offering pursuant to a Regulation D, 504 Offering and diluted the Company's ownership to just over fifty percent.

Wasatch Capital Corporation
Wasatch Capital Corporation, a Utah corporation ("Wasatch") was incorporated on June 10, 1991. The Company acquired a 20% interest in Wasatch on December 30, 1994 in exchange for the Company advancing monies to exercise an option to purchase real estate located at 55-57, 61-65 West 100 South, Salt Lake City, Utah (the "Bennett Building"). Wasatch is consolidated because the Company, through its officers, directors and affiliates, exercises significant control over the decisions and operations of Wasatch. The Company's investment is secured by the Bennett Building and Wasatch is not allowed to dilute the Company's interest in Wasatch or lease, sell, exchange, or encumber the property in any way unless the Company approves.

Thistle Properties, Inc.
Thistle Properties, Inc., an Illinois corporation ("Thistle") was acquired by the Company on May 12, 1995 as a result of a Mutual Release Agreement between the Company, ATC II and Thistle (Please see Note 16 for additional information on this transaction). Thistle holds title to the Canton Plant in Canton, Illinois.

42 Exchange Place - Disposition
42 Exchange Place, Inc., a Utah corporation, was incorporated by the Company on April 21, 1994, for the purpose of acquiring, owning and managing a specific property. On September 28, 1994, 42 Exchange Place, a wholly owned subsidiary of the Company, purchased property located at 42 Exchange Place, Salt Lake City, Utah. On August 4, 1995, the Company sold this corporation and realized a gain of $70,544.

Canton Tire Recycling, Inc. - Disposition
On September 30, 1994, the Company transferred ownership of Canton Tire Recycling Inc., ("CTR"), an Illinois company (formerly, a wholly owned subsidiary of the Company) to Sabina Services, Inc., a Utah corporation. Sabina is owned by a former officer of CTR. The transfer resulted in a gain from disposition of a subsidiary of $329,182. Although Sabina assumed most of the liabilities, the Company could still be liable for some payroll taxes. Therefore, $51,186 is still included in accrued payroll taxes of the Company.






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]



                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                                     December 31, 1995 and 1994


NOTE 5:     LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1995:
                                                                              1995
                                                                        ----------
  Mortgage payable, BP&G (10%), monthly payments
   of $7,929, due 11/99 .............................................   $  563,195
  Mortgage payable, Rich Bennion, (9%) monthly
   payments of $4,780, due 10/99 ....................................      565,571
  Mortgage payable, Rick Lucas Keogh (9%)
   monthly payments of $1,575, due 11/03 ............................      167,825
  Mortgage payable, Mark Cummings (9%)
   monthly payments of $1,350, due 11/03 ............................      140,000
  Mortgage payable, Title Security Agency (8%),
   monthly payments of $825, due 2/99 ...............................       59,224
  Note payable,  Paul R. Rubey (5%), due 10/98 ......................      100,000
  Note payable, Squires Construction (9.75%),
   monthly payments of $5,598, due 2/95 .............................       10,244
  Mortgage payable, Solar Logos Foundation, (7%), quarterly
    payments of interest only until 1/99, due 7/04 ..................      900,000
  Mortgage payable, Howard Bernstein, (18%), monthly payments
    of interest only, due 12/97 .....................................      300,000
  Note payable to The Capital Company, (18%), monthly payments
    of interest only until 2/96, $5,000 monthly thereafter,  due 4/97       60,500
  Note payable to The Capital Company, (18%), monthly payments
    of interest only until 4/96, $5,000 monthly thereafter,  due 3/97       57,500
  Note  payable to  Lexington  Sales, (18%),  interest only payments,
    due 9/96 ........................................................       47,250

  Total .............................................................    2,971,309

  Current portion ...................................................      206,552
                                                                        ----------
Long-term portion ...................................................   $2,764,757
                                                                        ==========

Scheduled principal reductions are as follows:



                  December 31, 1996                  206,552
                  December 31, 1997                  395,880
                  December 31, 1998                  172,880
                  December 31, 1999                1,088,932
                  Thereafter                       1,107,137
                                               -------------
                                               $   2,971,309

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE 6:         FEDERAL INCOME TAXES

At December 31, 1995, the Company had net operating loss carryovers of approximately $3,714,000. The net operating loss carryovers expires as follows:

                                            Expiration
                Loss Year                   Date                Amount
                ---------                   ----------          -------------
                12/31/91                    12/31/2006         $    1,248,000
                12/31/92                    12/31/2007                229,000
                12/31/93                    12/31/2008              1,616,000
                12/31/94                    12/31/2009                 71,000
                12/31/95                    12/31/2010                550,000
                                                                -------------
                                                               $    3,714,000
                                                                =============

At December 31, 1995, the Company has a capital loss carryover of approximately $1,509,000 which expires December 31, 1998.

No benefit resulting from loss carry forwards has been reported in the financial statements because the Company believes there is at least a fifty percent (50%) chance that the carry forwards will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount. The expected tax benefit resulting from applying federal statutory tax rate to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance. Certain provisions of the tax law may limit the net operating loss and capital loss carryovers in the event of a significant change in ownership of the Company.

NOTE 7: REAL ESTATE TAXES PAYABLE

The Company owes real estate taxes and assessments of approximately $317,751 (including penalties and interest) as of December 31, 1995.

Unpaid property taxes consist of the following:

   Canton Plant - Canton, Illinois............................  $    227,309
   202 West 400 South Property - Salt Lake City, Utah.........         5,737
   Pima County Property - Tuscon, Arizona.....................         3,554
   Plandome Building - Salt Lake City, Utah...................        71,450
   268 West 400 South Property - Salt Lake City, Utah.........         6,843
   Wallace / Bennett Building - Salt Lake City, Utah..........         1,399
   Parkersburg Terminal - Parkersburg, West Virginia..........         1,459
                                                                   ---------
                                                                $    317,751
                                                                   =========

NOTE 8:  DEBENTURES RECEIVABLE

During the quarter ended September 30, 1993, the Company sold debentures with a cost of $2,000,000 for 4,000,000 shares of Logos stock and a note receivable from Logos in the amount of $1,000,000. This transaction resulted in a loss of $937,500.

The remaining debentures receivable were canceled during 1994.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994



NOTE 9:         RELATED PARTY TRANSACTIONS

1.   A-Z Professional Consultants, Inc.
     During the year ended December 31, 1994, A-Z Professional Consultants, Inc. ("A-Z"), a beneficial owner of more than 5% of the Company's common stock, advanced approximately $479,000 for operating expenses of the Company. The company repaid approximately $410,000 to A-Z for such advances.

     On January 24, 1994, the Company entered into a Debt Conversion Agreement with A-Z. The Debt Conversion Agreement settled a loan under which $517,950 was originally loaned to the Company by Abbot Products, Inc. ("Abbot"), a former affiliate of the Company. A-Z purchased the loan from Abbot and agreed to accept 59,003 shares of the Company's restricted common stock in exchange for cancellation of the remaining balance of the loan, equal to $182,909. The Company's stock given to A-Z under the agreement was calculated at 25% of the market bid price on the date of the agreement.

     Since 1992, A-Z has had agreements with the Company to provide consulting services, office space, supplies and equipment.

     Upon expiration of the prior Amended Management & Consulting Contract, the Company entered into a new one year Consulting Agreement, dated June 1, 1994 but effective May 7, 1994. Under the Consulting Agreement, the Company must pay A-Z $8,000 or 20,000 shares of the Company's restricted common stock each month. Instead of paying cash or issuing stock for services rendered through August 6, 1994, the Company and A-Z agreed that the Company would assign its interest in a note made by TAC and transfer carpet credits to A-Z. The Company's interest in the note and the credits were valued at $15,424 and $8,810 respectively. On September 30, 1994, A-Z and the Company terminated the Consulting Agreement. The Company agreed to pay A-Z for consulting fees earned and expenses incurred through the termination date and issued 80,000 shares of the Company's common stock in full settlement. On August 30, 1995 the Company and A-Z entered into a one year Consulting Agreement whereby the Company agreed to again retain A-Z as one of its primary consultants. The agreement provides for 40,000 shares of the Company's common stock to be issued monthly.

            On December 22, 1995, the Company entered into a Stock Option Agreement with A-Z. Pursuant to the agreement, the Company granted options giving the right to purchase a quantity of shares of the Company's common stock equivalent to 26% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share.

2.   Logos International, Inc.
     1994
     On September 22, 1994, Logos International, Inc. ("Logos") entered into a Debt Settlement Agreement with the Company. Logos was indebted to the Company $186,382 for cash advances and services rendered to Logos. The Company accepted assets of equal value in settlement. Those assets included artwork and stock.

     On September 26, 1994, Canton Financial Services Corporation ("CFS") assumed $100,000 of debt in the form of two promissory notes owed by Logos to two individuals. In exchange for the assumption of such debt, CFS accepted stock owned by Logos in four entities.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1995


NOTE 9: RELATED PARTY TRANSACTIONS (continued)


3.   Richard Surber
     On September 30, 1994, the Company retained Investment Sanctuary Corporation, a Utah corporation ("ISC") owned 100% by Richard Surber ("Mr. Surber"), to provide consulting services. The agreement calls for the Company to pay ISC $20,000 per month effective January 1, 1995, either in cash or shares of the Company's restricted common stock valued at one-half of the average between the low bid and ask price to be paid on quarterly basis. On May 4, 1995 the Company issued 167,000 shares of its common stock under the Company's 1994 Stock Option Plan as payment under the agreement.

     Mr. Surber entered into several Consulting Agreements to provide various consulting services to clients, with the assistance of the Company's consultants and certain employees. Payments were made in shares of the clients' stock, which were later sold providing income to the Company in the amount of $134,500.

     Mr. Surber entered into a Consulting Agreement with Belmac Corporation on September 1, 1994 to provide consulting services, with the assistance of the Company's consultants and certain employees. Belmac canceled the agreement after payment for initial services was made in 218,182 shares of Belmac's common stock. The shares were liquidated prior to December 31, 1994.

            On December 22, 1995, the Company entered into a Stock Option Agreement with ISC. Pursuant to the agreement, the Company granted options giving the right to purchase a quantity of shares of the Company's common stock equivalent to 25% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share.

     On June 16, 1994, CFS entered into a Consulting Agreement with Applied Technology, Inc. ("APTC"). At that time, Mr. Surber was the President and a Director of APTC. Certain disputes later arose among the Company, CFS, Richard Surber and APTC and certain other parties related to APTC. On December 16, 1994, the Company, CFS, Richard Surber and APTC and certain other parties entered into a Settlement Agreement. The Settlement Agreement canceled the Consulting Agreement, thereby reducing the amount of proceeds CFS would have received. CFS received fees earned through November, 1994 totaling approximately $317,000 in cash. Richard Surber received 266,667 shares of APTC's shares of restricted stock as part of the settlement and resigned from all positions with APTC. The Settlement Agreement was a mutual release from all claims that arose prior to the date of the Settlement Agreement.

4.   Thistle Properties, Inc. - Foreclosure on Canton Property
     On August 23, 1994, but effective June 20, 1994, the company entered into a Real Estate Sales Agreement ("RESA") with Thistle Properties, Inc. ("Thistle"). On the effective date of both the RESA and an amended RESA, Richard Surber was an executive officer of Thistle's parent company, ATC II, Inc., although at the time the agreements were actually executed, Mr. Surber was not an officer or director of ATC II, Inc. and did not have any authority to approve or disapprove any transactions being contemplated by ATC II, Inc. or any of its subsidiaries.

            On May 4, 1995 the Company served Thistle with a Notice of Default of the Real Estate Lien Note entered into pursuant to the amended RESA. The Company subsequently executed a Mutual Release with ATC II and Thistle effective May 12, 1995. The net effect of the Mutual Release is that Thistle, which holds title to the Canton Plant, is now a wholly-owned subsidiary of the Company. This resulted in a loss of $562,406. A gain on the sale of $752,467 had been previously recorded by the Company during the third quarter of 1994.



               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1995


NOTE 10:    INVESTMENT SECURITIES


         Company                     Shares       Amount
- ---------------------------------   ---------    -------
NobelTek Products, Inc. .........   2,500,000   $  1,000
ATC II ..........................   2,364,223     26,000
Air Vegas .......................     325,214     32,521
Alaska Glacier ..................         190      1,000
Applied Technology ..............      40,500     49,800
Banyan Mgmt LPU-I ...............       2,000        347
Banyan Mgmt LPU-II ..............       2,000        108
Basic Natural Resources .........     600,000      1,000
BRIA Communications .............   1,614,721    188,519
Global ..........................      86,900      1,000
Hull ............................   1,000,000      1,000
Juniper .........................      23,000      1,610
Logos (nka OMAP) ................     149,821     21,656
Novamed .........................      95,295      1,000
Oasis Hotel, Resort & Casino - I      914,050     85,950
Oasis Hotel, Resort & Casino - II     914,050     85,950
Porton ..........................     180,000      9,000
Sterling AKG ....................         200      1,000
Tianrong ........................   1,007,159    454,245
Topguard ........................     150,000      1,000
United Entertainment ............      40,500      1,000
Vu Data .........................       4,000      3,690
                                                --------
                                                $968,396
                                                ========


Investments in equity securities that have readily determinable fair values are stated at their market value in accordance with Financial Accounting Standards ("FAS") No. 115. None of the above securities meet the specified requirement of FAS No. 115. Valuation of other equity security investments are based on acquisition costs. Markdowns are made to reflect significant impairment in values. During 1995, a markdown of $94,295 was recorded.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1995


NOTE 11:     MORTGAGES AND NOTES RECEIVABLE

PEMSCO
Through the Company's acquisition of KMC Foods, Inc. on June 4, 1993, the Company acquired a first mortgage note, payable on demand, in the amount of $353,000 which is secured by real property in Cheriton, Virginia. The Company also acquired at that time an unsecured demand note in the amount of $122,000. The debtor on both instruments is Potomac Engineering and Management Systems Company, Inc. ("PEMSCO"). A demand for payment in March 1995 was not honored. The Company has signed a settlement that would result in full payment of the debt. If the terms of the settlement are not met, the Company could foreclose on the property. The Company believes that the fair value of the property exceeds the amounts due from this debtor. No interest has been accrued on these notes. For additional information, please see NOTE 13: CONTINGENT LIABILITIES - CHERITON VIRGINIA PROPERTY - ENVIRONMENTAL PROBLEM.

Delmar Janovec
The Company became a creditor in 1994 on a non-recourse secured promissory note in the amount of $1,248,046 from Delmar Janovec, secured by shares of KLH Engineering Group, Inc. owned personally by Delmar Janovec. In that same year, the Company believed that the value of the note was impaired and reduced its value to $483,027, an amount which was based on the fair value of the security. In April 1995, the Company filed suit to enforce certain terms of the note agreement, on of which was to complete proper delivery of the collateral to the escrow agent. The Plaintiff in the case has made offsetting counter claims. A trial court has ordered the case to mediation with the concurrence of both parties. The Company believes that additional impairment in value of this note is possible, however, due to the uncertainties of pending litigation, it is unable to estimate such loss as of December 31, 1995. No interest has been accrued on this note. For additional information, please see NOTE 13: CONTINGENT LIABILITIES - CANTON INDUSTRIAL CORPORATION AND CANTON INDUSTRIAL OF SALT LAKE CITY vs. DELMAR JANOVEC AND KLH ENGINEERING GROUP, INC.


Associated Technologies
On March 23, 1995, the Company entered into an Agreement of Purchase and Sale with Associated Technologies, Inc. relating to certain equipment. Under the agreement Associated Technologies is required to pay the Company $60,000 over a 5 year period. Each $12,000 payment is due on or before March 1 of each year, with the final payment due in the year 2000.

The above receivables are included in the financial statements as follows:


            Mortgages receivable:
                PEMSCO ................   $353,000
                                          --------
                                          $353,000
                                          ========
            Notes receivable:
                PEMSCO ................   $122,000
                Associated Technologies     60,000
                Delmar Janovec ........    483,027
                                          --------

                                          $665,027

            Less current portion ......     12,000

                                          $653,027
                                          ========

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1995


NOTE 12:    STOCK SUBSCRIPTION RECEIVABLE

A stock subscription in the amount of $375,000 for 9,836,238 shares was canceled pursuant to a Settlement Agreement between Metallurgical Industries and the Company on December 16, 1994.

A stock subscription in the amount of $375,000 for 750,000 shares was also canceled pursuant to a new agreement with Topguard (U.K.) dated June 16, 1994. The original Acquisition Agreement was canceled due to the Company's new philosophy of not acquiring operating companies.

NOTE 13:    CONTINGENT LIABILITIES

1.   Canton Property - environmental cleanup
     A legal action was filed in September, 1993 against the Company seeking the cleanup of tires and toxic paint drums at the plant in Canton, Illinois. (A previous lawsuit brought against the Company by Coleman Chemical, Inc. was for the cost of removing the toxic drums located at the Plant.) An Interim Order for the cleanup of the property was entered and approved by the court on March 8, 1994. Pursuant to the Interim Order, the sum of $140,000 was to have been deposited in an escrow account by May 15, 1994 to provide a fund to cleanup the tires. The cleanup fund was to be established in the State of Illinois and the funds were to be subject to Court approval prior to being withdrawn. Under the order, the cleanup was to be completed no later than December 31, 1995, if not, the Court could impose a penalty of $14,000. If the Interim Order is not complied with, the Court may impose additional penalties up to $50,000 for the occurrence plus $10,000 per day from the date of the violation. The Company did not deposit the required funds, however, the cleanup effort began during 1995 and the Company expended $132,843 in its efforts to remove the tires from the facility. The Company's balance sheet at December 31, 1995 included an additional accrued amount of $160,000 representing its estimate of the cost to complete the project. The potential exposure for such cost is estimated to range from $160,000 to a reasonable upper exposure of $400,000.

2.          Parkersburg Terminal - environmental investigation
     The Parkersburg Terminal is subject to an investigation by the West Virginia Division of Environmental Protection and has received a Notice of Violation regarding storage tanks and certain alleged stains and hydrocarbon contamination at the site. The Notice of Violation requires that certain tests be performed. The Company has retained an environmental engineering firm regarding the scope of testing required. Currently it is estimated that the testing will cost about $8,000. The cost of further remedial action will depend on the outcome of the tests. The potential liability will remain uncertain until the testing is completed.

3.   Xeta Corporation
     Xeta is seeking recovery of funds alleged to have been improperly transferred to the Company by ATC II, Inc. ("ATC") The amount sought by Xeta is $116,000, an amount equal to that transferred by ATC to the Company for consulting services and other expenses incurred for the benefit of ATC. The Company believes that it provided bona fide services to ATC and intends to contest the case vigorously.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1995

NOTE 13:    CONTINGENT LIABILITIES (continued)


4.   Cheriton Virginia Property - Environmental Problem
     KMC Foods, Inc. holds a promissory note secured by real property in the city of Cheriton, Virginia. The Virginia State Water Control Board has notified KMC that there was a leaking underground storage tank on the property and that there may be other related contamination problems. A full evaluation of the extent of the problem and the related costs of cleanup has not been produced by the current title holder to the property. A written demand for payment of the note secured by the property has been served upon the title holder. Discussions are continuing with regard to settlement of the note and the issues raised by the state of Virginia. For additional information concerning the note on the KMC property, please see NOTE 11: MORTGAGES AND NOTES RECEIVABLE - PEMSCO.

5.   NICA vs. The Canton Industrial Corporation
     A suit was filed against the Company in California on December 30, 1994. NICA is seeking to recover damages of approximately $20,000 related to a contract with another party. The Company had denied all liability and will vigorously defend itself against the claims asserted in the lawsuit. Management believes such suit to be groundless.

6. Canton Industrial Corporation and Canton Industrial of Salt Lake City vs. Delmar Janovec and KLH Engineering Group, Inc.
     A suit was filed by the Company in Utah on April 19, 1995. The Company is seeking enforcement of the August 31, 1994 Settlement Agreement and Mutual Release to which the company, Janovec and KLH were parties. The Company filed suit to enforce certain terms of the note agreement, one of which was to complete proper delivery of the collateral to the escrow agent. The Plaintiff in the case has filed a counterclaim. The company believes all issues raised by the counterclaim were either resolved by the Settlement Agreement or are groundless. A trial court has ordered the case to mediation with the concurrence of both parties. For additional information on the note agreement, please see NOTE 11: MORTGAGES AND NOTES RECEIVABLE - DELMAR JANOVEC.

NOTE 14:    LEASE COMMITMENTS

The Company is obligated under three operating leases of approximately $15,460 per month on three buildings it rents. One lease is for ten years expiring May, 2004, the second is for 42 months, expiring July, 1996, and the third is for 3 years expiring August, 1998. During 1995, $140,540 was paid for rent which is included in the statements of operations under the caption General and Administrative expenses.

            Scheduled rent payments are as follows:

                  December 31, 1996 ...............................   $154,343
                  December 31, 1997 ...............................    123,143
                  December 31, 1998 ...............................    100,492
                  December 31, 1999 ...............................     55,192
                  December 31, 2000 ...............................     55,192
              Thereafter ..........................................    183,960
                                                                      --------
                                                                      $672,322
                                                                      ========
The Company has treated the leases as operating leases. The Company does have an option to purchase all three buildings.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1995


NOTE 15:    STOCK OPTION PLANS AND AGREEMENTS

During 1994, the Company established a new stock option plan for its employees and consultants (The 1994 Stock Option Plan of the Canton Industrial Corporation"). Each option issued under the plan has a term of five years and an exercise price of either the average of the closing bid and ask price for the Stock over the 20 day trading period immediately prior to the date of grant or the bid price on the date of grant as determined by the Board of Directors or an Authorized Committee.. Under the plan, up to 500,000 shares can be issued. In 1994, 203,584 shares were issued under the plan. In 1995, the Company issued the balance of the shares under the plan.

On December 22, 1995, the Company entered into a Stock Option Agreement with A-Z Professional Consultants. Pursuant to the agreement, the Company granted options giving the right to purchase a quantity of shares of the Company's common stock equivalent to 26% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share.

On December 22, 1995, the Company entered into a Stock Option Agreement with Investment Sanctuary Corporation. Pursuant to the agreement, the Company granted options giving the right to purchase a quantity of shares of the Company's common stock equivalent to 25% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share.

NOTE 16:    LOSS ON FORECLOSURE

On August 23, 1994, but effective June 20, 1994, the company entered into a Real Estate Sales Agreement ("RESA") with Thistle Properties, Inc. ("Thistle"). On the effective date of both the RESA and an amended RESA, Richard Surber was an executive officer of Thistle's parent company, ATC II, Inc., although at the time the agreements were actually executed, Mr. Surber was not an officer or director of ATC II, Inc. and did not have any authority to approve or disapprove any transactions being contemplated by ATC II, Inc. or any of its subsidiaries.

On May 4, 1995 the Company served Thistle with a Notice of Default of the Real Estate Lien Note entered into pursuant to the amended RESA. The Company subsequently executed a Mutual Release with ATC II and Thistle effective May 12, 1995. The net effect of the Mutual Release is that Thistle, which holds title to the Canton Plant, is now a wholly-owned subsidiary of the Company. This resulted in a loss of $562,406. A gain on the sale of $752,467 had been previously recorded by the Company during the third quarter of 1994.

NOTE 17:    SALE OF STOCK BY SUBSIDIARIES

During 1995, the Company  realized a gain when four of its  subsidiaries  issued previously  unissued shares to minority  interests for cash, and at prices which
were  greater  than  the  Company's   carrying  amount  per  share.   Additional
information about the transactions follows:

                                       Company's  Interest     Price    Number
                                       Before     After        Per      of
Subsidiary                             Issuance   Issuance     Share    Shares      Amount     Gain
- ----------                             --------   ---------    -----    --------    --------   -------
*CICSLC ............................       100%         50%   $  .20     500,000   $ 100,000  $ 81,971
*TAC ...............................       100%         50%   $  .20     500,000     100,000       736
*CCCC ..............................       100%         50%   $  .20     500,000     100,000    40,121
*CIPMC .............................       100%         50%   $  .20     500,000     100,000    29,138
                                                                                    --------   -------
                                                                                   $ 400,000  $151,966
                                                                                    ========   =======

*Refer to note 4 for additonal information about each subsidiary and the nature of its operations.

ANDERSEN ANDERSEN & STRONG, L. C.                 941 East 3300 South, Suite 202
Certified Public Accountants and Business Consultants   Salt Lake City, UT 84106
Member SEC Practice Section of the AICPA                Telephone: (801)486-0096
                                                              Fax: (801)486-0098
                                                     E-Mail: K Anderson @msn.com


Board of Directors and Shareholders
The Canton Industrial Corporation
Salt Lake City, Utah

Our examinations of the basic financial statements presented in the preceding section of this report were made primarily to from an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of The Canton Industrial Corporation and Subsidiaries, the results of their operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule V and
Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the examination of the basis financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Andersen Andersen & Strong
Salt Lake City, Utah
April 14, 1996



                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                                      Balance at                               Balance
                                      Beginning      Additions                 at end
                                      of Period      at Cost     Retirement    of Period
                                     ----------      ---------   ----------    ---------
Year ended December 31, 1994:
            Land ..................   $  117,500   $  542,590   $   42,900   $  617,190
            Leasehold improvements         - 0 -       26,698        - 0 -       26,698
            Building and Structures    2,034,385      588,541      389,525    2,233,401
            Machinery and Equipment      629,439        - 0 -      129,439      500,000
            Furniture and Fixtures         3,783       90,175          172       93,786
            Trucks and Trailers ...       13,975        - 0 -       13,975        - 0 -
                                      ----------   ----------   ----------   ----------

                                      $2,799,082   $1,248,004   $  576,011   $3,471,075
                                      ==========   ==========   ==========   ==========


Year ended December 31, 1995:
            Land ..................   $  617,190   $1,734,150   $  104,840   $2,246,500
            Leasehold improvements        26,698        - 0 -        - 0 -       26,698
            Building and Structures    2,233,401      399,078      114,155    2,518,324
            Machinery and Equipment      500,000       98,374        - 0 -      598,374
            Furniture and Fixtures        93,786       26,728        2,401       18,113
                                      ----------   ----------   ----------   ----------

                                      $3,471,075   $2,258,330   $  221,396   $5,508,009
                                      ==========   ==========   ==========   ==========


                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                              SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                                                    PROPERTY, PLANT AND EQUIPMENT


                                       Balance at                            Balance
                                       Beginning    Additions                at end
                                       of Period    at Cost    Retirement    of Period
                                      ----------   ----------  ----------   -----------
Year ended December 31, 1994:
            Land ...................  $   - 0 -   $   - 0 -   $   - 0 -    $   - 0 -
            Leasehold Improvements .      - 0 -       3,949       - 0 -        3,949
            Buildings and Structures    208,065      85,470     142,592      150,943
            Machinery and Equipment      67,355      57,498      11,103      113,750
            Furniture and Fixtures .        121       9,626          92        9,655
            Trucks and Trailers ....      - 0 -       - 0 -       - 0 -        - 0 -
                                       --------    --------    --------     --------
                                      $ 275,541   $ 156,543   $ 153,787   $  278,297
                                       ========    ========    ========     ========

Year ended December 31, 1995:
            Land ...................  $   - 0 -   $   - 0 -    $   - 0 -  $    - 0 -
            Leasehold Improvements .      3,949 (1)   4,428        - 0 -       8,377
            Building and Structures     150,943 (2) 262,827          906     412,864
            Machinery and Equipment     113,750 (3)  88,580        - 0 -     202,330
            Furniture and Fixtures .      9,655      14,895          372      24,178
                                       --------    --------    ---------   ---------
                                      $ 278,297  $  370,730    $   1,278  $  647,749
                                       ========    ========    =========   =========


            Includes amounts acquired from subsidiary:
                                                               (1)     $154,943
                                                               (2)       13,339
                                                               (3)           80
                                                                       $168,362