Form 10KSB/A
period 1995-12-31
CANTON INDUSTRIAL CORP
filed 1996-05-07
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2
                                (Amendment No. 2)

     This Form  10-KSB/A-2  is being filed to amend the  previous  amended  Form
10-KSB/A, soley to add the signature page which was inadvertantly ommitted from the EDGAR version thereof.

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

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      NONE

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May, 1996.

                                       The Canton Industrial Corporation


                                        /s/ Susan S. Waldrop
                                       Susan S. Waldrop, Chief Financial Officer
                                       Secretary Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                        Date

/s/ Richard Surber        Chief Executive Officer & Director     May 6, 1996
Richard D. Surber

/s/ Susan S. Waldrop      Chief Financial Officer &              May 6, 1996
Susan S. Waldrop          Secretary-Treasurer

/s/ Philip Lamb           Director                               May 6, 1996
Philip Lamb

/s/ Lorin Pace            Director                               May 6, 1996
Lorin Pace