Form 10QSB
period 1996-03-31
CANTON INDUSTRIAL CORP
filed 1996-05-15
CIK 788738

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)
       [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

       [ ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
   Exchange   Act   of   1934   for   the   transition    period from __________
   to ____________.


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


                 268 West 400 South, Salt Lake City, Utah 84101
               (Address of principal executive office) (Zip Code)


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

                             Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 3, 1996 was 6,298,648.

                                TABLE OF CONTENTS

                                     Part I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS.....................................................8

ITEM 5   OTHER INFORMATION.....................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................10

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  Page

Consolidated Balance Sheets..................................................F-1

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Condensed Notes to Consolidated Financial Statements.........................F-6


               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITTED CONDENSED BALANCE SHEET
                March 31, 1996 (Unaudited) and December 31, 1995

ASSETS
                                               March 31,     December 31,
                                                 1996           1995
                                               ----------    -----------
CURRENT ASSETS
   Cash ....................................   $   30,356   $   18,605
   Receivable - brokerage account ..........        1,687        3,337
   Accounts receivable - trade .............      367,119      248,129
   Accounts receivable - related parties ...      534,663      200,017
   Note receivable - current portion .......       64,288       12,000
   Inventories .............................         --         36,371
   Prepaid expenses ........................       20,519       36,677
                                               ----------   ----------
TOTAL CURRENT ASSETS .......................    1,018,632      555,136
                                               ----------   ----------
PROPERTY AND EQUIPMENT .....................    5,958,267    4,860,260
                                               ----------   ----------

OTHER ASSETS
   Investment - securities .................      987,995      968,396
   Mortgages receivable ....................      353,000      353,000
   Notes receivable - net of current portion      694,950      653,027
   Investments - other .....................      221,341      244,321
   Deposits ................................       16,687       16,345
   Media and other credits .................      246,865      223,885
                                                ---------   ----------
TOTAL OTHER ASSETS .........................    2,520,838    2,458,974
                                               ----------   ----------
TOTAL ASSETS ...............................   $9,497,737   $7,874,370
                                               ==========   ==========


                 See notes to consolidated financial statements.

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEET (Continued)
                March 31, 1996 (Unaudited) and December 31, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY                 March 31      December 31
- ------------------------------------                   1996           1995
                                                    -----------    -----------
CURRENT LIABILITIES
   Notes payable ..............................   $    381,088    $     57,493
   Current maturities of long-term debt .......        190,449         149,059
   Accounts payable ...........................        313,915         328,751
   Accounts payable - related parties .........        180,615          17,413
   Accrued liabilities ........................        160,000         160,000
     Interest .................................         36,288          19,330
     Real estate taxes ........................        321,438         317,751
     Payroll and related taxes payable ........        167,261         143,200
   Deferred income ............................         19,988          25,979
   Deposit - real estate sales ................        171,900         171,900
                                                  ------------    ------------
TOTAL CURRENT LIABILITIES .....................      1,942,942       1,390,876
                                                  ------------    ------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion .......      2,824,901       2,764,757
                                                                  ------------
MINORITY INTEREST .............................      1,154,464         347,923
                                                  ------------    ------------

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 5,954,090 and 5,886,799
     shares issued ............................          5,954           5,887
   Additional paid-in capital .................     11,459,218      11,428,674
   Accumulated deficit ........................     (7,889,742)     (8,063,747)
                                                  ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ....................      3,575,430       3,370,814
                                                                  ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY ..........................   $  9,497,737    $  7,874,370
                                                  ============    ============



                 See notes to consolidated financial statements.


               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
     For The Three Months Ended March 31, 1996 and March 31, 1995(Unaudited)

                                           3 Months Ended  3 Months Ended
                                              March 31,       March 31,
                                                1996            1995
                                           ------------    -----------
REVENUE
   Consulting ...........................   $   765,628    $   545,695
   Rentals ..............................       105,218         55,586
   Other ................................        59,792          8,611
                                            -----------    -----------
TOTAL REVENUE ...........................       930,638        609,892
                                            -----------    -----------

COST OF REVENUE
   Consulting ...........................       342,162        232,398
   Rental ...............................       102,337         57,933
   Other ................................        40,247          3,224
                                            -----------    -----------
TOTAL COST OF REVENUE ...................       484,746        293,555
                                            -----------    -----------

GROSS PROFIT ............................       445,892        316,337
                                            -----------    -----------

SELLING GENERAL AND ADMINISTRATIVE ......       336,379        236,241
   Environmental Cleanup ................        20,000           --
                                            -----------    -----------
TOTAL GENERAL AND ADMINISTRATIVE ........       356,379        236,241
                                            -----------    -----------

OPERATING PROFIT ........................        89,513         80,096
                                            -----------    -----------

OTHER INCOME AND (EXPENSE):
   Interest income ......................           554         15,880
   Interest expense .....................       (71,859)       (29,405)
   Other income .........................        20,388          4,620
   Gain (loss) from investment securities       116,873        108,750
                                            -----------    -----------
TOTAL OTHER INCOME ......................        65,956         99,845
                                            -----------    -----------

GAIN (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS ...................       155,469        179,941
   PROVISION FOR INCOME TAXES

   MINORITY INTEREST IN LOSS ............        18,536
NET INCOME ..............................   $   174,005    $   179,941
                                            ===========    ===========

INCOME (LOSS) PER COMMON SHARE
   Income ...............................   $       .03    $       .06
   Minority interest in loss ............           .00            .00
                                            -----------    -----------
  Net income per weighted average
     common share outstanding ...........   $       .03    $       .06
                                            ===========    ===========

   Weighted average number of common
      shares outstanding ................     5,902,546      3,075,864
                                            ===========    ===========

                 See notes to consolidated financial statements.
                                      F-3



                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          For Three Months Ended March 31, 1996 (Unaudited)


                                                                                         Total
                                   Common        Stock   Paid-In                      Shareholders'
                                   Shares        Amount  Capital         Deficit        Equity
                                  ---------     -------  ----------     ---------     ------------
BALANCES AT DECEMBER 31, 1995     5,886,799 $   5, 887 $ 11,428,674   $(8,063,747)    $ 3,370,814

Common Stock Activity:
    Issued for services .....        67,291         67       30,544        30,611
Net Profit for period .......       174,005                                               174,005
                                -----------     ------   -----------    -----------   -----------
BALANCES AT MARCH 31, 1996 ..     5,954,090 $    5,954 $ 11,459,218    $(7,889,742)   $ 3,575,430
                                ===========     ======   ===========    ===========   ===========


                                           See notes to consolidated financial statements.
                                                                F-4

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For Three Months ended March 31, 1996 and March 31, 1995(Unaudited)



                                                      Three            Three
                                                   Months Ended     Months Ended
                                                     March 31,        March 31,
                                                      1996              1995
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ............................   $   174,005    $   179,941
  Adjustments to reconcile net income (loss)
  to net cash provided:
    (Gain) loss from sale of investments .......      (116,873)      (108,750)

    Minority interest in loss ..................       (18,536)       (63,500)
    Depreciation and Amortization ..............        54,337         44,075
    Services paid with common stock ............        30,611          1,530
    Common stock issued for assets and debt ....        60,000
    Decrease (increase) in assets:
      Receivables ..............................      (504,234)       (67,135)
      Inventories ..............................        36,371           --
      Prepaid expenses and other ...............        16,218           --
      Investments - other ......................       (22,980)      (140,000)
    Increase (decrease) in liabilities:
      Accounts and notes payable ...............       513,351        143,513
      Accrued liabilities ......................        44,706         66,371
      Deferred income ..........................        (5,991)       (93,161)
                                                   -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $   200,985    $    86,384
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures .......................    (1,143,184)       (61,946)
    Proceeds from sales of investments .........       194,187           --
    Purchase of non-current security investments          --             --
    Minority interest in subsidiary ............       825,000           --
                                                   -----------    -----------
NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ..   $  (123,997)   $   (61,946)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock for cash ..............          --             --
   Increase in long term debt ..................          --             --
   Reduction of long term debt .................       (65,237)       (34,686)
                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......   $   (65,237)   $   (34,686)
                                                   -----------    -----------

INCREASE (DECREASE) IN CASH ....................        11,751        (10,248)
CASH AT BEGINNING OF PERIOD ....................        18,605         29,001
                                                   -----------    -----------

CASH AT END OF PERIOD ..........................   $    30,356    $    18,176
                                                   ===========    ===========

                 See notes to consolidated financial statements
                                      F-5

                 CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 1:           Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1995.

In management's opinion, the accompanying consolidated unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The interim operation results are not necessarily indicative of the results for the fiscal year ending December 31, 1996.

Certain prior year amounts have been reclassified to conform to the 1996 classification.

NOTE 2:       Acquisition of Subsidiaries

Cyber Real Estate, Inc.
Cyber Real Estate, Inc., a Nevada corporation ("CRE"), was incorporated by the Company on February 2, 1996 for the purpose of acquiring, owning and managing real property. On February 20, 1996, CRE purchased a dormitory building in DeKalb, Illinois.

The property was purchased for $1,100,000, paid by CRE's issuance of its preferred stock valued at $825,000 and a $275,000 Mortgage evidenced by a Uniform Real Estate Contract, with an interest rate of 6% per annum payable to the seller. Payments of interest only are due quarterly with the entire balance due on or before February 20, 1997, with no penalties for prepayment.

Homes for America Holdings, Inc.
Homes for America Holdings, Inc., a Nevada corporation ("Homes"), was incorporated by the Company as GELT Enterprises on January 9, 1996. On February 26, 1996, the name of the corporation was changed to Homes for America Holdings, Inc. On February 18, 1996, Homes entered into a Memorandum of Understanding to purchase a 50% interest in a contract of sale on property located in Huntsville, Alabama.

The Company retained a fifty percent (50%) ownership interest in Homes for its assistance in the formation. On February 28, 1995, Homes conducted a private placement offering of its common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Under this offering, Homes issued 500,000 shares of its common stock to the Company for a $50,000 cash infusion; thereby increasing the Company's ownership to fifty-six percent (56%). The Company has subsequently sold a portion of their ownership in Homes diluting its interest to forty-six percent (46%).

NOTE 3:       Stock Option Plans and Agreement

On January 18, 1996 the Company established a new stock option plan for its employees and consultants ("The 1996 Stock Option Plan of The Canton Industrial Corporation"). Each option issued under the plan has a term of one year and an exercise price of ninety percent (90%) of the bid price on the day of exercise., unless otherwise established by the Board of Directors. Under the plan, up to one million (1,000,000) shares can be issued.

During the quarter ended March 31, 1996, the Company reserved from the 1,000,000 shares one hundred four thousand four hundred seventy-two (104,472) shares for options granted under previous Stock Option Plans and the Company granted options in the amount of 9,092 which were exercised on March 26, 1996.

                 CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 3:       Stock Option Plans and Agreement (continued)

As of March 31, 1996 no options had been exercised pursuant to the Stock Option Agreements with AZ Professional Consultants ("AZ") and Investment Sanctuary Corporation ("ISC") which were entered into on December 22, 1995. Under the agreements, the Company granted options giving AZ and ISC the right to purchase a quantity of shares of the Company's common stock equivalent to twenty-six percent (26%) and twenty-five percent (25%), respectively, of the issued and outstanding shares on the exercise date, with an established price of $0.59 per share.

NOTE 4:       Contingencies

In March 1995, Xeta Corporation filed suit against the Company seeking recovery of $116,500 which it contends was fraudulently transferred to the Company by ATC, a client of its subsidiary Canton Financial Services Corporation, in order to avoid payment of a judgment held by Xeta against ATC. On April 16, 1996 the Court announced its intention to grant a judgment against the Company. An objection to the entry of such a judgment has been filed and the Company continues to dispute the allegations.

KMC foods, Inc. ("KMC"), a subsidiary of the Company received a claim from The Division of Revenue of the Department of Finance for the State of Delaware in excess of $300,000. The claim is for alleged taxes due based upon the gross revenues of KMC for the tax period April 1, 1989 through March 31, 1992. This tax period is prior to the purchase of KMC by the Company. Prior management has assured the Company that the tax does not apply as all soles of products were outside the state of Delaware, and thus the Delaware tax is not due. The Company has retained an attorney in Delaware to resolve the liability issue favorably to KMC.

In March 1994, State of Illinois filed an action against the Company seeking cleanup of tires and toxic paint drums at its Canton, Illinois warehouse site. The Court issued an Interim Order requiring the deposit of $140,000 into an escrow account and required the complete removal of the tire by December 31, 1996. The Company did not deposit the required funds. In August 1995, the Company began removal of the tires from the facility. In September 1995, the Company was informed by the Illinois Environmental Protection Agency ("IEPA") that it had rejected the Company's proposed plan for removal and was proceeding with its own removal plan. The Court sought from this decision, but was denied. The state concluded work in the first quarter of 1996 believing all waste tires had been removed from the site. In April 1996, the State informed the Company of its intent to seek recovery of its estimated cost of $325,000 incurred in the removal of tires. The Company believes the ultimate intent of the Interim Order, the complete removal of the tires, has been met because the tires had been completely removed or reduced to the IEPA's control but not within the Court's exact specifications. As a result of this technical non-compliance, the Court may impose penalties of up to $50,000 for non-compliance with the order and $10,000 per day from the date of the violation.

The Company believes that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of the Company; however it is possible that the results of operations or cash flows of the Company in any particular quarterly or annual periods or the financial condition of the company could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

                 CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 5:       Stockholders' Equity

On March 4, 1996, the Company declared a dividend in the form of common stock of Oasis Hotel, Resort & Casino I, Inc. ("OHRCI") and Oasis Hotel, Resort & Casino II, Inc. ("OHRCII") owned by its subsidiary Oasis International Corporation. The dividend rate was declared to be one share in both OHRCI and OHRCII for every 100 shares of the common stock of the Company owned by each shareholder of record on March 27, 1996.

On March 21, 1996, the Company declared a dividend in the form of common stock of Zahav, Inc. ("Zahav") and Cyber Information, Inc. ("CI") owned by its subsidiary Canton Financial Services. The dividend rate was declared to be one share in both Zahav and CI for every 100 shares of common stock of the Company owned by each shareholder of record on April 23, 1996.

As of May 10, 1996, the above dividends had not yet been issued.

During the quarter ended March 31, 1996, the Company issued 67,291 shares of its common stock in exchange for services.

NOTE 6:       Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore those footnotes are included herein be reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         As used herein, the term "Company" refers to The Canton Industrial Corporation, a Nevada corporation, its subsidiaries and predecessors, unless otherwise indicated. The Company provides financial consulting services as well as a variety of Internet-related services and invests in real estate. The Company employs professionals with expertise in law, accounting, finance, the Internet, and public and investor relations in its consulting operations. Typically, the Company provides services and support functions which include advice relating to regulatory compliance, document preparation, capital formation, financial analysis, promotional campaigns, debt settlement, and general corporate problem solving.

         The Company recorded a net profit for the quarter ended March 31, 1996, and its overall financial condition continued to improve. Under the direction of prior management, the Company had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Central District of Illinois on February 22, 1988. The Company exited from bankruptcy on November 7, 1994 pursuant to the Bankruptcy Court's order of this same date.

         The Annual Meeting of the Company's shareholders is scheduled for June 11, 1996. The board of directors will be sending the shareholders a proxy statement including a proposal to change the Company's name from The Canton Industrial Corporation to CyberAmerica Corporation, a proposal to elect three directors to the board and a proposal to ratify the selection of Andersen, Andersen & Strong, L.C. as the Company's independent auditors for the fiscal year ending December 31, 1996. The change in the Company's name stems from its expanded involvement in providing a variety of Internet related services. For more information on these services, please see the discussion below under "Internet Services."

CONSULTING SERVICES

          The types of consulting services the Company performs for its clients include document preparation, capital formation, financial analysis, debt settlement and general corporate problem solving. The Company has also begun assisting private organizations in need of capital by preparing limited private placement offering documentation, although the Company does not actively assist in the actual placement (i.e., the selling of shares) of the offering. Acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered. Consulting fees the Company accepts, in order of frequency, range from the clients' equity, to cash, to other assets. When payment is made in equity, the number of shares to be paid is dependent on the price of the clients' equity, when available. The Company accepts equity with the expectation that its services will assist in its appreciation, thus allowing the Company to be paid and make a return on its services.

         The number of the Company's clients, the nature of services being rendered and the type of compensation received from clients vary greatly. At a given time, the Company may be actively providing consulting services to more than 35 clients. Therefore, projecting the revenues that could be produced by the Company's performance of these services is very difficult. The difficulty of such projections is further enhanced because Company receives a majority of its compensation in the form of equity payments which cannot be readily resold, thereby limiting the Company's cash flow and reducing its liquidity. The Company estimates that it will be able to obtain at least two additional clients per quarter for a term of no less than one year.

         During the first quarter of 1996, the Company continued efforts to expand its client base through the addition of nine new clients who will utilize the Company's consulting services. However, the Company cannot give any assurances that its client base will continue to expand. In addition, because the number of clients, the financial strength of clients, the types of payments and the range of services provided can vary greatly from quarter to quarter, it is difficult for the Company to project the revenue that can or is likely to be produced by performing these services.

         The Company generates a substantial portion of its cash flow by liquidating the non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the Company's ability to generate cash flows is somewhat tied to the price of its clients' equity. Therefore, material fluctuations in the price of clients' equity may materially impact both the short-term and long-term liquidity of the Company.

INTERNET SERVICES

         In the first quarter of fiscal 1996, the Company began focusing on providing Internet services and established an Internet Services Division. The Company is involved in the preparation and development of Internet mall sites within which organizations can advertise their products and services on individual Internet locations. The Company is seeking to obtain sales and marketing experts who will advertise and promote its various Internet mall opportunities. Also under development is a new type of search engine that approaches Internet use in a new manner. Sales from this new focus of the Company are expected to constitute a substantial portion of future cash flows. The Company is proposing a change of its name to CyberAmerica Corporation to reflect its entry into the Internet and electronic commerce market.

REAL ESTATE HOLDINGS

         Part of the Company's business operations include the acquisition, management, lease and sale of real estate. The Company has acquired a variety of commercial properties. While most of the Company's real estate holdings are in Utah, the Company also owns several properties in other parts of the United States. The Company hopes to increase revenues generated from these properties and obtain additional real estate holdings. A key to the Company's success is the ability of management to locate and acquire real estate with little or no cash down and turn such properties into profitable assets.

          There is a risk that the Company may lose control of the properties, (e.g., through foreclosure), if enough funds are not derived from the rental income for both the financing obligations and ongoing operations. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, the Company does not have sufficient rental revenues to cover the debt service and operating costs of all properties. The Company currently has to use capital from other sources to fund this deficit. Although management's goal is to increase the occupancy and rental rates and thus increase the rental income so that such income will cover both operating costs and debt service, no such assurances can be made. The Company's primary reason for acquiring most of its real estate is for potential appreciation.

MATERIAL EVENTS

         On December 27, 1995, the Company purchased approximately 1,100 acres of land in Oasis, Nevada. Also included in the purchase were all improvements to the property, consisting of a service station, small retail and food service operations, and a mobile home park. Additionally, water rights of more than sixteen hundred acre feet of water per year were purchased as part of the transaction. On March 9, 1996, The Company entered into a Lease Agreement with William and Pamela Wiegand (the "Wiegands"). Pursuant to the Lease Agreement, the Wiegands will lease and maintain the operations of the service station, small retail and food service operations and the mobile home park. The Wiegands also purchased all inventory associated with the operations of the service station, small retail and food service operations and the mobile home park.

         TAC, Inc., a wholly owned subsidiary of the Company, filed suit on January 25, 1995 against Ozora Corporation and Mark C. Hungerford seeking recovery of a promissory note plus interest due and/or the recovery of the note's collateral, 99,800 shares of class A common stock of Transcisco Industries, Inc. On May 30, 1995, a Judgment against Ozora and Hungerford was entered that included interest and associated costs. TAC pursued action to enforce this judgement, and filed liens against Ozora and Hungerford's real property in California and Montana. In November 1995, TAC, Ozora and Hungerford entered into settlement discussions which continued until the parties reached a settlement agreement that called for a total of $250,000 to be paid as follows: an initial payment of $25,000 in November 1995; $60,000 on or before February 1, 1996; and the balance being due on or before March 15, 1996. The Agreement also states that a penalty of $10,000 would be assessed against Ozora and Mr. Hungerford if any of the payments were late. On February 13, 1996, Ozora and Hungerford paid the balance due under the Agreement, including the $10,000 late fee.

         A wholly owned subsidiary of the Company, Cyber Real Estate, Inc. ("CRE"), a Nevada corporation, purchased a dormitory building located at 830 Edgebrook Drive, in DeKalb, Illinois, on February 20, 1996, pursuant to a Memorandum of Agreement. The property was purchased by CRE on that date for a purchase price of $1,100,000. The purchase price was paid by CRE's issuance of its preferred stock valued at $825,000 and a $275,000 Mortgage evidenced by a Uniform Real Estate Contract, with an interest rate of 6% per annum payable to the seller. Payments of interest only are due quarterly with the entire balance due on or before February 20, 1997, with no penalties for prepayment.

         On February 18, 1995, the Company entered into a Memorandum of Understanding to purchase a 50% interest in a contract of sale on property located in Huntsville, Alabama. On February 28, 1995, Homes for America Holdings, Inc., a Nevada corporation ("Homes"), conducted a private placement offering of its common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended ("Rule 504"). The Company assisted in the formation of Homes and it retained a fifty percent (50%) ownership interest. Under this offering, Homes issued 500,000 shares of its common stock to the Company for a $50,000 cash infusion; thereby increasing the Company's ownership to fifty-six percent (56%). The Company has subsequently sold a portion of their ownership in Homes that reduced its interest to forty-six percent (46%). The contract for the purchase of the property was executed by the parties and effective on February 29, 1996, and is scheduled to close on or before August 15, 1996. The closing may be extended to October 15, 1996 if the sellers are delayed on their Internal Revenue Code Section 1031 exchange. The property consists of two apartment complexes and the purchase price is $7,900,000 for both properties. The Inducement Resolution Package, which contained $8,400,000 of tax exempt bonds for a subsidiary of Homes, was officially approved on April 16, 1996 by the Alabama Housing Finance Authority in a public board meeting.

         On March 1, 1996, Oasis International Corporation, a Nevada corporation and wholly owned subsidiary of the Company ("OIC"), entered into a Stock Purchase Agreement with East-West Corporation, a corporation organized under the laws of Nevis, West Indies ("East-West"). The Stock Purchase Agreement provided for the East-West's purchase of 85,950 shares of the common stock of Oasis Hotel, Resort & Casino I, Inc., a Nevada corporation ("OHRCI"), and 85,950 shares of the common stock of Oasis Hotel, Resort & Casino II, Inc., a Nevada corporation ("OHRCII"). These shares were owned by OIC. In accordance with the Stock Purchase Agreement and a Promissory Note, East-West will pay OIC $1.00 per share or $171,900. OIC acquired the shares of both OHRCI and OHRCII as a result of separate Real Estate Option Agreements each involving the sale of an option to purchase a tract of land approximately ten (10) acres in size which the Company is in the process of jointly developing.

         On March 4, 1996, the Company declared a dividend consisting of either common stock in both OHRCI and OHRCII or the cash equivalent of this stock. The record date of this dividend was March 27, 1996. The Company's board of directors has valued this dividend at $0.02 per 100 shares of Common Stock held by shareholders of record ("Record Owners"). The Record Owners who do not live in Arizona, Colorado, Iowa, Maine, Ohio, Rhode Island and Utah, will receive one share of common stock in both OHRCI and OHRCII for every 100 shares of Common Stock owned on the record date. Although Record Owners holding less than 100 shares of Common Stock on the record date will receive one share of common stock in both OHRCI and OHRCII, all other fractions will be rounded down. The Company will also give these Record Owners the option to receive the cash value of the dividend instead of the stock, although the Company will not issue dividends of fractional pennies (no dividends of less than one cent will be issued). Record Owners whose record address is in Arizona, Colorado, Iowa, Maine, Ohio, Rhode Island and Utah, will be given the option to receive the cash value of this dividend, as stated above. The Company will not issue shares of OHRCI and OHRCII in those states because thier securities laws do not allow stock dividends of this nature. The Company has experienced delays in the distribution of this dividend because it has expended additional efforts to ensure compliance with all federal and state requirements. The Company expects to commence this distribution within 30 days.

         On March 21, 1996, the Company declared a similar dividend consisting of either common stock of Zahav, Inc. ("Zahav") and Cyber Information, Inc. ("CI"), both of which are Nevada corporations, or the cash equivalent of this stock. The dividend rate was declared to be one share in both Zahav and CI per 100 shares of the Common Stock of the Company owned by each shareholder of record. The board of directors also valued this dividend at $0.02 per 100 shares of Common Stock held by shareholders of record. The same option and distribution formula as described in the immediately preceding paragraph will be employed for this dividend. The Company also expects to commence this distribution within 30 days.

RESULTS OF OPERATIONS

Consulting
         Revenue from consulting services for the quarter ended March 31, 1996, was $765,628 compared to $545,695 for the first quarter of 1995. The increase is attributable to an increase in the number of clients for which the Company provides services. Costs of providing services increased from $232,398 in 1995 to $342,162 primarily due to an increase in personnel to perform consulting services.

Rental Properties
         Revenue from rental of the Company's properties in the first quarter of 1996 increased to $105,218 from $55,586 for the same period of 1995. This increase is primarily due to an increase in the number of properties under the Company's control. This is also the reason for the increase in cost of rental revenue from $57,933 in 1995 to $102,337 in 1996.

Other Revenue
         Other revenue was $59,792 for the quarter ended March 31, 1996, compared with $8,611 for the same period of 1995. This increase of $51,181 is primarily due to the Company's operation of a retail complex in Oasis, Nevada until March 9, 1996. The Company has leased this retail operation on a month to month basis to an operator and therefore revenue from this source will not continue, although the Company will receive rental revenue from this lease.

         Net income for the quarter ended March 31, 1996, was $174,005 compared with $179,941 in the first quarter of 1995.

         During the first quarter of fiscal 1996, the Company expended significant costs in developing its Internet Services Division. For more information on this division, please see "Item 2 - Management's Discussion and Analysis or Plan of Operation." The Company expects this increase in Internet expenses to expand.

CAPITAL RESOURCES AND LIQUIDITY

         The deficiency in working capital increased from $573,289 on March 31, 1995, to $924,310 at March 31, 1996, primarily as the result of the purchase of a building utilizing short-term financing. The Company intends to refinance this purchase with long-term financing. The Company had positive cash flows during the first quarter of 1996. Operating cash flows are closely aligned with consulting revenue and the cost of providing consulting services. The most significant cost of providing consulting service is the payroll for the Company's approximately 53 employees. The Company expects to increase payroll expenses if its consulting services division is increased as a result of a substantial influx of clients.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS


         The following are legal proceedings that had material developments during the first quarter of 1996. Other material legal proceedings are pending, however, no developments occurred during the first quarter of 1996. (For further information see "Part I, Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         TAC, Inc., vs. Ozora Corporation and Mark C. Hungerford. Filed on January 25, 1995 in the United States District Court for the Central Division of Utah, Case Number 95-C-75 G. TAC sought recovery of a promissory note plus the interest due and/or the recovery of 99,800 shares of class A common stock of Transcisco Industries, Inc. On May 30, 1995, the Court entered a Judgment against Ozora and Hungerford which included interest and associated costs. TAC pursued action to enforce the Judgement, including the filing of liens against real property in California and Montana. In November of 1995, TAC, Ozora and Hungerford entered into settlement discussions which continued until the parties reached an agreement. The agreement calls for Ozora/Hungerford to make an initial down payment to TAC in November 1995 and installment payments in intervals thereafter. Full performance under the agreement was completed on February 13, 1996.

         Canton Industrial Corporation and Canton Industrial of Salt Lake City vs. Delmar A. Janovec and KLH Engineering Group, Inc. - Filed by the Company on April 19, 1995, in the United States District Court, in the Central District of Utah, Civil Case No. 2:95 CV 363G. The Company seeks enforcement of the August 31, 1994 Settlement Agreement and Mutual Release to which the Company, Janovec and KLH were parties. That agreement required the delivery to the Company of 10,994,666 shares of KLH common stock as security for a promissory note. Mr. Janovec has failed to file a response on a timely basis in the matter and the court has entered a default against him. An answer and counterclaim has been filed by KLH, the Company believes that all issues raised by the counterclaim were either resolved by the Settlement Agreement or are groundless. In the first quarter of 1996, the court ordered the case to mediation.

         KMC Foods, Inc. vs. Potomac Engineering Management Systems Co. (PEMSCO)
- - KMC Foods, Inc., a subsidiary of the Company, has filed a Motion for Relief from the Automatic Stay in PEMSCO's Chapter 11 bankruptcy case filed in the United States Bankruptcy Court for the Eastern District of Virginia, Norfolk Division, Case No. 95-23691-DHA. KMC holds a secured interest in certain real property owned by PEMSCO. KMC seeks either payment of the obligation or the right to foreclose its interest in the real property. KMC claims a debt of approximately $600,000 with interest and PEMSCO has asserted a value of $1.7 million for the property. The Company has signed a settlement that will result in payment of a substantial portion of the debt, an agreement to indemnify KMC for any costs of environmental clean up of the property and payment of KMC's attorney fees in the matter, or, in the alternative, the lifting of the bankruptcy stay to permit foreclosure of KMC's interest in the property. On May 6, 1996, PEMSCO sought to have KMC extend the terms of the settlement to allow it time to obtain the required financing. The Company agreed to extend the term of the settlement until June 5, 1996, in consideration for 105 shares of DuPont common stock and an increase in the total required payment to $600,000 from $550,000.

         Hi-Tech Mechanical Systems, Inc. vs. The Canton Industrial  Corporation
- - Hi-Tech Mechanical Systems, Inc. (Hi-Tech") filed suit in the Third Circuit Court, Salt Lake County, State of Utah, Civil Number 95-0009467. Hi-Tech seeks recovery for heating and cooling systems repairs in the amount of $10,746. A Settlement Agreement has been signed by both parties effective September 26, 1995 which provides for full settlement of the claims over a six month period. The Company has complied with the terms of the Settlement Agreement and the suit was dismissed in March 1996.

         Canton Financial Services vs. David Dadon and Select Pictures, Ltd. - Filed November 4, 1994 in the United States District Court for the Central Division, State of Utah, Case Number 94-C-1080C. The Company seeks payment in the amount of $225,000 for services rendered under a consulting agreement, two promissory notes and fraud related to security provided toward payment. A Default has been entered against Select Pictures after service of process and its failure to file an answer. In January 1996, the Court signed an order authorizing an attempt to serve Dadon by certified mail in England. Efforts to secure personal service on Dadon continue.

         Xeta Corporation vs. The Canton Industrial Corporation. Xeta originally filed suit in the Northern District of Oklahoma, the suit was later dismissed based on a lack of jurisdiction. The same suit was refiled on March 8, 1995, in the United States District Court, in the Central District of Utah, Case Number 95CV-218G. Xeta seeks to recover $116,500 which it contends was fraudulently transferred to the Company by ATC, a client of its subsidiary CFS, in order to avoid payment of a judgment held by Xeta against ATC. Richard Surber and Gerald Curtis, both former officers of ATC, are also named as individual defendants. The Company has responded to the claims of Xeta by stating that it provided bona fide services to ATC, and that the bulk of the funds were used for operating expenditures of ATC. The Company also believes that the expenditures were incurred in the best business interest of ATC. A Motion for Summary Judgment has been filed by Xeta and was heard by the Court on April 16, 1996. The Court announced its intention to grant a judgment against the Company at the hearing. An objection to the entry of such a judgment has been filed and the Company continues to dispute the allegations.

Possible Actions by Governmental Authorities

         State of Delaware vs. KMC Foods, Inc. KMC received a claim from The Division of Revenue of the Department of Finance for the State of Delaware in excess of $300,000. The claim is for alleged taxes due based upon the gross revenues of KMC for the tax period April 1, 1989 through March 31, 1992. This tax period is prior to the purchase of KMC by the Company. Prior management of KMC has assured the Company that the tax does not apply as all sales of products were outside of the state of Delaware, and thus the Delaware tax is not due. Efforts continue to provide sufficient documentation to the Delaware authorities to resolve the liability issue favorably to KMC.

         State of Illinois vs. The Canton Industrial Corporation - This action is pending in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case No. 93MR45, filed in September of 1993 and amended on January 28, 1994. The State of Illinois sought the cleanup of tires and toxic paint drums at the site. The State has raised an issue that 3-5 drums are still located on the site and is requesting certification of their contents and proper disposal. An Interim Order for the cleanup of the property was entered and approved by the Court on March 8, 1994. Pursuant to the Interim Order, the sum of $140,000 was to be deposited in an escrow account within the State of Illinois by May 15, 1994, to insure the complete removal of the tires. The Interim Order also required the clean-up to be completed no later than December 31, 1995. The Company entered into an agreement for the removal of all tires with Gardens, Inc., who then sub-contracted with Eco-Systems Inc. Work began to bale the waste tires into blocks for disposal and use by Eco-Systems, Inc. in August 1995. On September 28, 1995, the Company was informed by the IEPA that it had rejected the Company's proposed plan for removal and had hired its own contractor to remove the tires from the site. The Company sought relief from this decision from the Circuit Court in Fulton County. The Court denied the Company any relief at a hearing on October 10, 1995. On October 16, 1995, the Company filed an appeal with the Director of the IEPA, which was also denied. Currently, the State has concluded work believing that all waste tires have been removed from the site. In April 1996, the State informed the Company of its intent to seek recovery of its estimated costs of $325,000 incurred in removal of the tires. The Company believes that the ultimate intent of the Interim Order, the complete removal of the tires, has been met because either the tires had been completely removed or reduced to the IEPA's control but not within the Court's exact specifications. As a result of this technical non-compliance, the Court may impose penalties of up to $50,000 for non-compliance with the order and $10,000 per day from the date of the violation.


ITEM 5            OTHER INFORMATION

         In 1986, Allen Z. Wolfson, a control person of the Company, was convicted of violating 18 U.S.C. ss.ss.1001 and 1002; and 18 U.S.C. ss.ss.1014 and 1002 in the U. S. District Court for the Middle District of Florida (the "Florida Court"). Mr. Wolfson was on probation for these violations until May 1995. In February 1995, a complaint was filed with the Court alleging that Mr. Wolfson had violated the terms of the probation. The Florida Court changed jurisdiction to the U. S. District Court for the District of Utah, Central Division (the "Utah Court"). The Utah Court heard the matter in August 1995 and on October 20, 1995, Bruce S. Jenkins, Senior U. S. District Court Judge, ruled that a violation of the original terms of the probation had occurred. This finding effectively revoked Mr. Wolfson's probation. On January 25, 1996, a sentencing hearing was held before the Utah Court. At this hearing the Utah Court imposed a three-year sentence, suspended, pursuant to additional terms of probation. On April 11, 1996, the judge of the Utah Court signed a written order containing new probation terms that are effective for three years. Mr. Wolfson has filed an objection seeking clarification of the probation terms, which is presently before the Utah Court. (For further information on Mr. Wolfson, see "Part II, Item 12 - Certain Relationships and Related Transactions," in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

Change in Control

         A change in the control of the Company occurred on May 6, 1996, when Steven A. Christensen was discharged from his position as president of the Company by the board of directors. The board of directors believed that this change in control was in the best interest of the Company as it was not satisfied with Mr. Christensen's general performance. On May 6, 1996, the Company's board of directors appointed Richard D. Surber as the president of the Company, a position he had held until Mr. Christensen's appointment in August 1995. Mr.
Surber is also a director and the chief executive officer of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. During the quarter ended March 31, 1996 the Company filed two reports on Form 8-K. The first report on Form 8-K was dated January 3, 1996 and reported on Item 1, Changes in Control of Registrant and Item 4, Changes in Registrant's Certifying Accountant. The second report on Form 8-K was dated January 11, 1996 and reported on Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 1996.

                                               THE CANTON INDUSTRIAL CORPORATION
Date: May 15, 1996                             By:      /s/ Richard D. Surber
                                               Name : Richard D. Surber
                                               Title:    President

Date: May 15, 1996                             By:    /s/ Susan S. Waldrop
                                               Name: Susan S. Waldrop
                                               Title:  Chief Financial Officer,
                                               Secretary/Treasurer

                                INDEX TO EXHIBITS

EXHIBIT  PAGE     DESCRIPTION
NO.               NO.

                                    MATERIAL CONTRACTS

10(i)(a)  21      Lease Agreement dated March 9, 1996 between the Oasis Services
                  Management Corporation and William and Pamela Wiegand.

10(i)(b)  30      Security Agreement dated March 9, 1996, between Oasis Services
                  Management Corporation and William and Pamela Wiegand.

10(i)(c)  35      Promissory Note  dated  March 9, 1996,  made  by  William  and
                  Pamela  Wiegand  in   favor  of   Oasis   Services  Management
                  Corporation.

27        37      Financial Data Schedule.
                                       13