Form 10QSB
period 1996-06-30
CYBERAMERICA CORP
filed 1996-08-15
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ --


         Commission file number:  I-9418


                            CYBERAMERICA CORPORATION
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

                                    Yes XX           No


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 31, 1996 was 8,290,472.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................5


PART II
ITEM 1.  LEGAL PROCEEDINGS....................................................10

ITEM 5.  OTHER INFORMATION....................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12


SIGNATURES....................................................................13

INDEX TO EXHIBITS.............................................................14











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Condensed Notes to Consolidated Financial Statements.........................F-6






















                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 (Unaudited) and December 31, 1995


ASSETS
                                                         June 30     December 31
                                                          1996           1995
                                                       ---------       ---------
 CURRENT ASSETS
  Cash ...........................................    $    15,038    $    18,605
  Receivable - brokerage account .................            815          3,337
  Accounts receivable - trade ....................        726,991        248,129
  Accounts receivable - related parties ..........        593,870        200,017
  Accounts receivable - other ....................        185,396           --
  Note receivable - current portion ..............         12,458         12,000
  Inventories ....................................           --           36,371
  Prepaid expenses ...............................        210,167         36,677
                                                      -----------    -----------
TOTAL CURRENT ASSETS .............................      1,744,735        555,136
                                                      -----------    -----------
PROPERTY AND EQUIPMENT ...........................      7,159,712      4,860,260
                                                      -----------    -----------

OTHER ASSETS
   Investment - securities .......................      1,169,610        968,396
   Mortgages receivable ..........................        353,000        353,000
   Notes receivable - net of current portion .....        734,525        653,027
   Investments - other ...........................        221,341        244,321
   Deposits ......................................         46,187         16,345
   Media and other credits .......................        252,443        223,885
                                                                     -----------
TOTAL OTHER ASSETS ...............................      2,777,106      2,458,974
                                                      -----------    -----------
                                                      $11,681,553    $ 7,874,370
                                                      ===========    ===========


           See notes to consolidated unaudited financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 June 30, 1996 (Unaudited) and December 31, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       June 30       December 31
                                                         1996           1995
                                                        --------      ---------

CURRENT LIABILITIES
   Notes payable ...............................   $       --      $     57,493
   Current maturities of long-term debt ........        352,594         149,059
   Accounts payable ............................        399,032         328,751
   Accounts payable - related parties ..........        174,947          17,413
   Accrued liabilities .........................        172,589         160,000
     Interest ..................................         23,246          19,330
     Real estate taxes .........................        361,244         317,751
     Payroll and related taxes payable .........        137,727         143,200
   Deferred income .............................         33,152          25,979
   Deposit - real estate sales .................        171,900         171,900
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES ......................      1,826,431       1,390,876
                                                   ------------    ------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion ........      3,519,400       2,764,757
                                                                   ------------
MINORITY INTEREST ..............................      1,149,333         347,923
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 8,206,618 and 5,886,799
     shares issued .............................          8,207           5,887
   Additional paid-in capital ..................     14,313,420      11,428,674
   Stock subscriptions receivable ..............     (1,194,712)           --
   Accumulated deficit .........................     (7,940,526)     (8,063,747)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY .....................      5,186,389       3,370,814
                                                                   ------------

                                                   $ 11,681,553    $  7,874,370
                                                   ============    ============

            See notes to consolidated unaudited financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                        June 30,
                                                                       (Unaudited)                     (Unaudited)
                                                             ----------------------------     -----------------------
                                                                  1996           1995            1996           1995
                                                             ----------------------------     ------------------------
Revenue
   Consulting .............................................   $   791,812    $   136,026    $ 1,557,440    $   681,721
   Rentals ................................................       117,871         42,678        223,089         98,264
   Other ..................................................         3,442          1,470         63,234         10,081
                                                              -----------    -----------    -----------      ---------
        Total Revenue .....................................       913,125        180,174      1,843,763        790,066
Cost of Revenue
   Consulting .............................................       359,306        245,865        701,468        478,263
   Rentals ................................................       143,782         96,548        246,119        154,481
   Other ..................................................         3,921          1,813         44,168          5,037
                                                              -----------    -----------    -----------      ---------
        Total Cost of Revenue .............................       507,009        344,226        991,775        637,781

                        Gross Profit (Loss) ...............       406,116       (164,052)       852,008        152,285

Selling, general and administrative expenses ..............       372,885        269,784        709,264        152,285
   Environmental Clean-up .................................          --             --           20,000           --
                                                              -----------     ----------     ----------     ----------
         Total Selling, general and administrative expenses       372,885        269,784        729,264        506,025

                    Operating Profit (Loss) ...............        33,231       (433,836)       122,744       (353,740)
                                                              -----------    -----------    -----------    -----------

Other income (expense):
   Interest income ........................................        10,466         12,958         11,020         28,838
   Interest expense .......................................       (99,603)       (45,796)      (171,462)       (75,201)
   Gain (Loss) from sale of assets ........................          --           71,660           --           71,660
   Gain (Loss) from investments ...........................       (43,807)        33,812         73,066        142,562
   Loss on foreclosure - related party ....................          --         (519,342)          --         (519,342)
   Other income (expense) .................................        17,102         66,870         37,490         71,490
                                                               -----------    -----------    -----------    -----------
               Total Other Income (Expense) ...............      (115,842)      (379,838)       (49,886)      (279,993)

Income (Loss) Before Discontinued Operations ..............       (82,611)      (813,674)        72,858       (633,733)
                                                               -----------    -----------    -----------    -----------

   Gain (Loss) from Discontinued Operations ...............          --           28,525           --            28,525
                                                               -----------    -----------    -----------    -----------

Minority Interest in Loss .................................        31,827           --           50,363           --
                                                               -----------    -----------    -----------    -----------

                          Net Income (Loss) ...............   $   (50,784)   $  (785,149)   $   123,221    $  (605,208)
                                                              ============    ===========    ===========    ===========

Income (loss) per share:
   Income (loss) before discontinued operations ...........   $     (0.01)   $     (0.23)   $      0.01      (0.20)
   Gain (loss) from discontinued operations ...............          0.00           0.01           0.00       0.01
   Minority Interest in loss ..............................          0.00           0.00           0.01       0.00
                                                              ------------     ----------    -----------    -----------
                          Net Income (loss) ...............   $     (0.01)   $     (0.22)   $      0.02    $ (0.19)
                                                               ===========    ===========    ===========    ===========
   Weighted average number of shares outstanding ..........     6,820,487      3,511,133      6,361,516      3,114,071

            See notes to consolidated unaudited financial statements
                                       F-3

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           For Six Months Ended June 30, 1996 (Unaudited)



                                                                  Additional       Stock                             Total
                                       Common            Stock      Paid-in    Subscriptions       Accumulated    Shareholders'
                                       Shares           Amount     Capital       Receivable           Deficit        Equity

BALANCES AT DECEMBER 31, 1995 ...    5,886,799$        5, 887   $11,428,674   $      --         $  (8,063,747)  $ 3,370,814

Common Stock Activity:
    Issued for services .........       794,818           795       396,613          --                 --          397,621
    Issued for assets ...........       225,000           225       308,775          --                 --          309,000
    Issued for cash .............     1,300,001         1,300     2,179,145          --                 --        2,180,445
    Stock Subscription Receivable          --            --            --      (1,194,712)              --       (1,194,712)
Net Profit for period ...........          --            --            --            --              123,221        123,221
                                   ------------     ----------   -----------   -----------        -----------     ----------

BALANCES AT JUNE 30, 1996 .......     8,206,618   $    8,207    $ 14,313,420   $(1,194,712)      $(7,940,526)   $ 5,186,389
                                    ===========    ===========   ===========   ============       ===========    ============

                 See notes to consolidated financial statements.

                                             CYBERAMERICA CORPORATION FORMERLY KNOWN AS
                                         THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended
                                                                          June 30,
                                                                         Unaudited
                                                                    1996          1995
                                                                ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .......................................   $   123,221    $  (605,208)
  Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
       Depreciation and Amortization ......................       111,204         88,500
       Stock issued for assets and debt ...................       309,000         62,886
       Loss (gain) on foreclosure - related party .........          --          519,342
       Loss (gain) on investments .........................       (73,066)      (142,562)
       Stock issued for services and expenses .............       397,621         99,784
       Minority Interest in loss ..........................        50,363           --
(Increase) decrease in:
      Accounts receivable - trade .........................      (478,862)       (82,117)
      Receivable - related parties ........................      (393,853)        52,402
      Other current assets ................................      (322,973)           (50)
  Increase (decrease) in:
      Accounts payable ....................................        70,281         23,086
      Payables - related parties ..........................       157,534         79,428
      Accrued liabilities .................................        54,525         (2,040)
      Current portion of long-term debt ...................       146,042        (44,636)
      Deferred income .....................................         7,173       (137,324)
                                                              -----------    -----------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $   160,732    $   (88,509)

CASH FLOWS FROM INVESTING ACTIVITIES
    Cost of land sold .....................................          --           77,840
    Minority Interest in Subsidiary .......................       825,000           --
    Purchase of assets ....................................    (2,891,719)      (113,852)
                                                              -----------    -----------
           NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ..   $(2,066,719)   $   (36,012)

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock issued for cash ..................................     2,180,445        283,941
   Stock subscription receivable ..........................    (1,194,712)          --
   Proceeds from borrowing ................................     1,012,372           --
   Payment on debt ........................................       (95,685)       (50,348)
                                                              -----------    -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ......   $ 1,902,420    $   233,593

NET INCREASE (DECREASE) IN CASH ...........................        (3,567)       109,072
CASH AT BEGINNING OF PERIOD ...............................        18,605         29,009
                                                              -----------    -----------

CASH AT END OF PERIOD .....................................   $    15,038    $   138,081
                                                              ===========    ===========

            See notes to consolidated unaudited financial statements
                                      F-5

                            CYBERAMERICA CORPORATION

              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996


NOTE 1:  Basis of Presentation

     The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions for Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1995.

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

NOTE 2:  Revenue Recognition

     Revenue from the sales of Internet mall sites is generally tied to certain contingencies relating to product development and sales of the clients' securities. As such, recognition of any revenue is postponed until those contingencies are met. The contracts for the Internet mall sites also provide for the client's payment of costs associated with the development and service of the mall site. Revenue from these sources is generally recognized as the related costs are incurred.

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

     During the quarter ended June 30, 1996, the Company granted options under the plan for 561,605 shares, of which 343,261 shares were exercised in the same quarter.

     As of June 30, 1996 no options had been exercised pursuant to the Stock Option Agreements with AZ Professional Consultants ("AZ") and Investment Sanctuary Corporation ("ISC") which were entered into on December 22, 1995. Under the agreements, the Company granted options giving AZ and ISC the right to purchase a quantity of shares of the Company's common stock equivalent to twenty-six percent (26%) and twenty-five percent (25%), respectively, of the issued and outstanding shares of the Company's common stock on the exercise date, with an established price of $0.59 per share.

NOTE 4:  Contingencies

     In March 1995, Xeta Corporation filed suit against the Company seeking recovery of $116,500 which Xeta contends was fraudulently transferred to the Company by ATC, a client of the Company's subsidiary Canton Financial Services Corporation, in order to avoid payment of a judgment held by Xeta against ATC. On April 16, 1996 the Court granted Summary Judgment against the Company. An objection to the entry of such a judgment has been filed and the Company continues to dispute the allegations.

                   CYBERAMERICA CORPORATION FORMERLY KNOWN AS
               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996

NOTE 4:  Contingencies (continued)

     KMC Foods, Inc. ("KMC"), a subsidiary of the Company, received a claim from the Division of Revenue of the Department of Finance for the State of Delaware in excess of $300,000. The claim is for alleged taxes due based upon the gross revenues of KMC for the tax period April 1, 1989 through March 31, 1992. This tax period is prior to the purchase of KMC by the Company. Prior management has assured the Company that the tax does not apply as all sales of products were outside the State of Delaware, and thus the Delaware tax is not due. The Company has retained an attorney in Delaware to resolve the liability issue.

     In March 1994, the State of Illinois filed an action against the Company seeking cleanup of tires and toxic paint drums at its Canton, Illinois warehouse site. The Court issued an Interim Order requiring the deposit of $140,000 into an escrow account and required the complete removal of the tires by December 31, 1995. The Company did not deposit the required funds. In August 1995, the Company began removal of the tires from the facility. In September 1995, the Company was informed by the Illinois Environmental Protection Agency ("IEPA") that it had rejected the Company's proposed plan for removal and was proceeding with its own removal plan. The Company sought relief in Court from this decision, but was not successful. The State concluded work in the first quarter of 1996 believing all waste tires had been removed from the site.

     In April 1996, the State informed the Company of its intent to seek recovery of its estimated cost of $325,000 incurred in the removal of tires. The Company believes the ultimate intent of the Interim Order, the complete removal of the tires, has been met because the tires had been completely removed or reduced to the IEPA's control but not within the Court's exact specifications. The State has filed a complaint with the Illinois Pollution Control Board seeking recovery of these funds. The Company and the State are currently attempting to resolve a dispute about the number of tires actually removed from the site.

     On July 1, 1996, Steven A. Christensen, the former president of the Company, filed suit against the Company seeking recovery of wages, benefits, bonuses, and other items. The Company believes that it has no further obligation to Christensen and that he has been justly and completely compensated for his term as an employee and an officer. The Company intends to defend the suit and will deny any liability.

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

NOTE 5:  Stockholders' Equity

     During the quarter ended June 30, 1996, the Company issued 727,527 shares of its common stock in exchange for services provided to the Company by employees and consultants; 225,000 shares where exchanged for assets; and 1,300,001 were issued under Regulation S for cash and pursuant to promissory notes. At June 30, 1996, the Company is owed $1,194,526 under the promissory notes by the various entities for the 1,300,001 shares of the Company's common stock that they purchased.

     On May 15, 1996, the Company paid a property dividend in the form of common stock of Oasis Hotel, Resort & Casino I, Inc. ("OHRCI") and Oasis Hotel, Resort & Casino II, Inc. ("OHRCII"). The dividend declared March 4, 1996 was one share in each OHRCI and OHRCII for every 100 shares of the common stock of the Company owned by each shareholder of record on March 27, 1996.

                   CYBERAMERICA CORPORATION FORMERLY KNOWN AS

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996

NOTE 5:  Stockholders' Equity (continued)

     On June 1, 1996, the Company paid a property dividend in the form of common stock of Zahav, Inc. ("Zahav") and Cyber Information, Inc. ("CI"). The dividend declared March 21, 1996 was one share in each Zahav and CI for every 100 shares of common stock of the Company owned by each shareholder of record on April 23, 1996.

     On June 14, 1996, the Company declared a property dividend in the form of common stock of INFOTECH International, Inc. The dividend declared was one share in INFOTECH for every 100 shares of common stock of the Company owned by each shareholder of record on June 24, 1996.

NOTE 6:  Additional footnotes included by reference

     Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore those footnotes are included herein be reference.















                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation f/k/a The Canton Industrial Corporation, its subsidiaries and predecessors, unless otherwise indicated. The Company's name changed in the second quarter of 1996 pursuant to its annual meeting of shareholders, held on June 18, 1996. For more information on the meeting, see "Part II, Item 4 Submission of Matters to a Vote of Security Holders."

     The Company provides a variety of Internet-related products and services , financial consulting services, and invests in real estate. The Company employs professionals with expertise in law, accounting, finance, the Internet, public and investor relations, and real estate. Typically, the Company provides services and support functions that include: advice relating to regulatory compliance; document preparation; capital formation; financial analysis; promotional campaign; debt settlement; and general corporate problem solving.

     The Company recorded a net profit for the six months ended June 30, 1996, $123,221, although it recorded a net loss of $50,784 for the three months ended June 30, 1996. The Company believes its overall financial condition continued to improve during the second quarter of 1996.

INTERNET SERVICES

     In the first six months of fiscal 1996, the Company began focusing on providing Internet services through a wholly owned subsidiary, CyberMalls, Inc. Through CyberMalls, the Company is involved in the preparation, development and sales of Internet virtual malls within which organizations can advertise their products and services on individual Internet locations or malls. An Internet virtual mall is similar to a real-world shopping mall because they are both collections of retail and informational shops, but virtual malls are accessible via a computer. Each shop within a virtual mall has its own home page and catalog of sales and promotional information on its goods and services. Companies involved in the same business or industry often group their home pages together for synergistic results.

     The Company is attempting to assert its niche and gain market position within this rapidly growing industry through its development of a revolutionary new search engine called "Web SafariTM"surrounding a collective association of retailers. This type of engine, as opposed to others currently on the market, will allow people to enter a single query and have the engine search from shop to shop and mall to mall to locate the specific item sought, and make all purchases together. Although the Company expects this search engine to be initially usable by the end of September 1996, no assurances can be given that it will ever perform as described or generate any profits for the Company.

     Continued sales from Internet services are expected to constitute a substantial portion of future cash flow, although no such assurances can be given. The reason behind the Company's name change, to CyberAmerica Corporation from The Canton Industrial Corporation, was to reflect its entry into the Internet and electronic commerce market.

Internet Product and Service Development
     The Company is currently developing a number of products and services for the use on the Internet, including "virtual malls." These malls will allow individual businesses to congregate and sell their products and services. These businesses pay "rent" for space to advertise and sell their products on the Internet and pay for the initiation and maintenance of their information. The Company provides both the space for this information and the technical support, maintenance and service for these individual businesses, thus generating revenues upon the initial sale of the malls as well as related support functions.
     As of August 12, 1996, there were 25 employees working on the Company's Internet products and services. This number of Internet personnel represents an increase from March 31, 1996 of approximately 20 persons. To meet anticipated demand the Company estimates that it will need to hire additional personnel as follows: seven computer programmers; six graphic artists; two writers; five advertisers/marketers; and five customer service representatives. In the event the Company is unsuccessful in hiring and keeping competent personnel, it may experience problems in meeting clients' deadlines which could result in reduced revenues.

     The Company is in the process of attempting to secure protection for its intellectual property, including trademarks on product names, computer and software protocols as well as copyrights on promotional, sales and other informative materials. A patent attorney has been retained to explore the possibility of securing protection for these assets. A patent application relating to the process surrounding the Company's search engine, Web SafariTM, will most likely be made upon the completion of the engine. However, no assurances can be given that this application will be submitted or approved at any time in the future.

     As part of the sales price for the virtual malls, the Company customizes each mall area to the purchaser's desires. This includes ongoing modifications and the incorporation of any technological advances. For example, the virtual mall software is being designed to contain encryption technology that will make the malls a safer haven for the conduct of business. Any advancements in this procedure would be immediately passed on to the mall customers.

     Each virtual mall can house up to 10,000 different vendors. The Company is currently selling entire virtual malls that are under construction as well as sites within various virtual malls to vendors. Many of the Company's malls are being developed with specific themes (i.e., music, baseball, travel) which the Company believes will provide synergistic and complementary effects for vendors. Some of the virtual malls developed are and will continue to be wholly owned by the Company. As of August 12, 1996, approximately 17 vendors had purchased sites within several malls.

     Shopping on the Internet for goods and services requires the use of a type of search engine that will enable them to change location as their interest desires. This is the reason behind the Company's focus on creating Web SafariTM. As of August 12, 1996, this search engine was successfully tested in its first, or alpha version and is expected to be ready for initial public use by the end of September 1996. However, due to increasing competition in the search engine arena, no assurances can be given that, even if Web SafariTM does operate as planned, it will be accepted by the public or yield profits.

     The Company expects to benefit from Web SafariTM both directly and indirectly. In order to be included in the search engine's database, individual business and mall owners will pay a yearly subscription or membership fee averaging $15,000. Additional revenue may be generated by selling advertising space on the "home page" to the search engine. It is also anticipated that the search engine will generate increased sales of its virtual malls because they will revolve around a search engine that has more practical applications and thus be more attractive to individual businesses and to prospective mall site owners than existing search engines.

     The Company has plans to develop hundreds of virtual malls each of which would be capable of handling hundreds of home pages. The development of these plans hinges largely on procurement of substantial additions of technology and personnel.

     During the first six months of fiscal 1996 which were also the first six months of CyberMalls' operations, five new clients were obtained. These clients represent different industries, such as music, sports, health and travel. The long-term goal of the Company's Internet division is to continue to expand its client base to achieve substantial future cash flows.

     A typical agreement between CyberMalls and a mall purchaser involves CyberMalls representation and agreement to design and produce a virtual mall to the satisfaction of the purchaser. Such an agreement also involves CyberMalls' agreement to provide ongoing support and maintenance services for the mall for as long as CyberMalls' believes the mall is not self sufficient. The mall purchaser has the option of choosing among three alternative maintenance plans, differing primarily in terms of complexity of the mall site, maintenance and price of such production and support. CyberMalls is compensated for these services by receiving either cash, equity, promissory notes secured by equity, or some combination of these. For each mall, the total amounts to be paid to CyberMalls over several years, based to a large extent on each mall's performance and on arbitrary stock values range anywhere from $6 to $15 million (see "Part I, Item 1 - Financial Statements - Notes to Consolidated Unaudited Condensed Financial Statements Note 2: Revenue Recognition" for more information about the accounting treatment of these sales)

Distribution
     Providing Internet services is dependent to a large extent on the supply of data communications from Sprint. The Internet is essentially based on the interconnection of computers and networks which require telecommunication services. Sprint is the organization the Company employs for this connection and to the Company's knowledge is also the carrier for approximately 75% of the Internet market. In the event this connection with Sprint is interrupted, the Company would either seek another direct connection with a competitor of Sprint, such as MCI or AT&T, or seek indirect connections. In either event, the connection could be completed without a drastic interruption in its services, however, the connection would then be, in the Company's opinion, less dependable than Sprint.

Trends, Events or Uncertainties in the Internet Industry & the Regulation of the Internet
     The Internet and its multimedia enabled subset, the Web, have evolved from a worldwide collection of thousands of interconnected computer networks into a mass communications medium which allows consumers to interact electronically. Originally a government-sponsored public network, the Internet has swiftly grown into a cultural and economic phenomenon. Technological advances improving access to the Web have enabled millions of consumers and businesses to use the Web as a new vehicle for communicating, marketing, selling, buying, educating and entertaining.

     The commercial use of the Internet is still very new. Technology relating to the Internet is developing extremely rapidly and its structure is very complex. Although not currently subject to governmental regulations, the possibility exists that governmental intervention will occur and regulate the content, quantity, type of access providers, and other aspects of the Internet. This underlying uncertainty renders an analysis of future trends unreliable and requires strong warnings to investors that no assurances can be given that the Company's Internet goals will be achieved or if they are, that they will benefit the Company in any manner.

     The Company has expended approximately $300,000 toward the research and development of the Company's Internet products and services, as of June 30, 1996. The majority of these costs are being incorporated into the prices being charged for the Company's malls. A small portion of these expenses, roughly 10%, will be charged to the vendors within the malls.
     Expenses for the research, development and sales of the Company's Internet products and services are expected to increase in the immediate future. Estimations of such expenses are very difficult to make because the amount of expenses incurred will relate directly to the amount of business generated by the Company's Internet division, which the Company cannot guarantee. The Company's best estimate is that the Internet expenses should approximately double before the end of the fiscal year 1996.

CONSULTING SERVICES

      The types of consulting services the Company performs for its clients include: document preparation; capital formation; financial analysis; debt settlement; and general corporate problem solving. The Company has also begun assisting private organizations in need of capital by preparing limited private placement offering documentation, although the Company does not actively assist in the actual placement (i.e., the selling of shares) of the offering. Acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered. The Company accepts consulting fees that range, in order of frequency, from the clients' equity, to cash, to other assets. When payment is made in equity, the number of shares to be paid is dependent on the price of the clients' equity, when available. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be paid and make a return on the payments for its services.

     The number of the Company's clients, the nature of services being rendered and the type of compensation received from clients vary greatly. At a given time, the Company may be actively providing consulting services to more than 35 clients. Therefore, projecting the revenues that could be produced by the Company's performance of these services is very difficult. The difficulty of such projections is further enhanced because the Company receives a majority of its compensation in the form of equity payments which cannot be readily resold, thereby limiting its cash flow and reducing its liquidity. The Company estimates that it will be able to obtain at least two additional clients per quarter for a term of no less than one year.

     During the second quarter of 1996, the Company continued efforts to expand its client base through the addition of new clients who will utilize the Company's consulting services. However, the Company cannot give any assurances that its client base will continue to expand. In addition, because the number of clients, the financial strength of clients, the types of payments and the range of services provided can vary greatly from quarter to quarter, it is difficult for the Company to project the revenue that can or is likely to be produced by performing these services.

     The Company generates a substantial portion of its cash flow by liquidating the non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the Company's ability to generate cash flows is somewhat tied to the price of its clients' equity. Therefore, material fluctuations in the price of clients' equity may significantly impact both the short-term and long-term liquidity of the Company.

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

     The Company manages its real estate holdings in-house and plans to fill vacancies for the Company's property holdings in Salt Lake City, Utah. The Company, as of June 30, 1996, had approximately 37% of its commercial space vacant, generated approximately $39,000 in gross monthly rents, and operated at a loss of approximately $8,600 per month as compared to a loss of approximately $17,900 for the same period in 1995. These real estate operations are continued despite the losses for two reasons. First, the Company hopes to eliminate the losses by increasing the rental income from the property. Second, these operations are pursued primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate operating losses, its long term goal is to generate a capital gain upon disposition that it sufficient to offset any previous losses, although no such assurances can be given. Many of these properties have MAI appraisals valuing them at twice the current book value, although no assurances can be given that the values of such properties will be maintained.

     There is a risk that the Company may lose control of the properties, (e.g., through foreclosure), if enough funds are not derived from the rental income for both the financing obligations and ongoing operations. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, the Company does not have sufficient rental revenues to service the debt and cover operating costs of all properties. The Company currently has to use capital from other sources to fund this deficit. Although management's goal is to increase the occupancy and rental rates and thus increase the rental income so that such income will cover both operating costs and debt service, no such assurances can be made. The Company's primary reason for acquiring most of its real estate is for potential appreciation.

     A wholly owned subsidiary of the Company, Cyber Real Estate, Inc., a Nevada corporation ("CRE"), purchased a dormitory building located at 830 Edgebrook Drive, in DeKalb, Illinois, on February 20, 1996. The property was purchased by CRE on that date for a purchase price of $1,100,000. The purchase price was paid by CRE's issuance of its preferred stock valued at $825,000 and a $275,000
Mortgage evidenced by a Uniform Real Estate Contract, with an interest rate of 6% per annum payable to the seller. Payments of interest only are due quarterly with the entire balance due on or before February 20, 1997, with no penalties for prepayment. As of August 12, 1996, CRE had located a prospective purchaser and was in the process of negotiating a sale for the dormitory in DeKalb, Illinois.

     TAC, Inc., a Utah corporation ("TAC"), was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares of its common stock in a private placement offering pursuant to Rule 504. This offering effectively diluted the Company's ownership to 51%. The sole asset of TAC is, and has been since its inception, a warehouse is located at 5320 West Wells Park Road, West Jordan, Utah. The building had been leased since June 1993 by TAC, Inc. ("TAC"). The Company purchased this building on June 28, 1996, for $599,850. An existing mortgage of $306,456 was assumed and $293,394 in principal was paid. The building has approximately 60,000 sq. ft. of interior space of which approximately 90% is leased to eight tenants at an average of $0.25 per sq. ft. There is currently a shortage of industrial and warehouse space in the Salt Lake Valley and the Company feels the occupancy rate will remain high, although no such assurances can be given.

     The Company purchased an option to purchase 47,000 acres of mostly raw land in Northwest Utah for $10,000 on June 11, 1996. The option price on this land varies from $39-41 per acre, depending on when the closing of the purchase occurs. As of August 12, 1996, the Company is unable to state if it will attempt to exercise this option due to many variables surrounding the land.

     During August 1996, one of the Company's wholly owned subsidiaries, KMC Foods, Inc., a Delaware corporation, began the process of foreclosing on property located in Cheriton, Virginia. For more information on this property and the foreclosure proceeding, see "Part II, Item 1 - Legal Proceedings."

RESULTS OF OPERATIONS

Consulting
     Revenue from consulting services for the quarter ended June 30, 1996, was $791,812 compared to $136,026 for the second quarter of 1995. Revenue from consulting services for the six months ended June 30, 1996 more than doubled over the same period in 1995. The increase is attributable to an increase in the number of clients for which the Company provides services. The costs of providing consulting services for the second quarter of 1996 increased over the costs of providing services for the second quarter of 1995 by $113,441. The costs of providing consulting services for the six months ended June 30, 1996 increase by $223,205 over the same period in 1995. The increase in the costs of providing consulting services is due to an increase in personnel expense resulting from the addition of new employees hired to meet the needs of the Company's expanded client base. Gross profit from consulting services during the second quarter of 1996 was $432,506 compared with a gross loss of $109,839 for the second quarter of 1995. Gross profit from consulting services for the six months ended June 30, 1996 increased by $652,514 over the same period in 1995.

Rental Properties
     Revenue from rental of the Company's properties in the second quarter of 1996 increased to $117,871 from $42,678 for the same period of 1995. Revenue from rental of the Company's properties for the six months ended June 30, 1996 increased by $124,825 over the same period in 1995. This increase is primarily due to an increase in the number of properties under the Company's control. This is also the reason for the increase in cost of rental revenue from $96,548 for the second quarter of 1995 to $143,782 for the second quarter of 1996.

Other Revenue
     Other revenue was $3,442 for the quarter ended June 30, 1996, compared with $1,470 for the same period of 1995. Other revenue for the six months ended June 30, 1996 was $63,234 compared with $10,081 for the same period of 1995. This increase of $52,153 is primarily due to the Company's operation of a retail complex in Oasis, Nevada until March 9, 1996. The Company has leased this retail operation on a month to month basis to an operator and therefore revenue from this source will not continue, although the Company will receive rental revenue from this lease.

     Net income for the first six months ended June 30, 1996, was $123,221 compared with a net loss of $605,208 in the first six months of 1995. Higher revenues, resulting from an expanded client base and an increase in services provided, and a corresponding reduction of the costs of revenue as a percentage of revenue had led to the increase in income.

     During the first two quarters of fiscal 1996, the Company expended significant costs in developing its Internet division. For more information on this division, please see "Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation - Internet Services." The Company expects this increase in Internet expenses to continue.

CAPITAL RESOURCES AND LIQUIDITY

     The deficiency in working capital decreased from $835,740 on June 30, 1995, to a deficit of $81,696 at June 30, 1996. This decrease is primarily due to an increase in receivables resulting from an expanded client base. The Company had slightly negative cash flows during the first six months of 1996. Operating cash flows are closely aligned with consulting revenue and the cost of providing consulting services. The most significant cost of providing consulting service is the payroll for the Company's approximately 80 employees. The Company expects to increase payroll expenses if its consulting services division is increased as a result of a substantial influx of clients.
     During the quarter ended June 30, 1996, the Company issued 727,527 shares of its common stock in exchange for services provided to the Company by employees and consultants; 225,000 shares where exchanged for assets; and 1,300,001 were issued under Regulation S for cash and pursuant to promissory notes. At June 30, 1996 the Company is owed $1,194,526 under the promissory notes by the various entities for the 1,300,001 shares of the Company's common stock that they purchased.

     On May 15, 1996, the Company paid a property dividend in the form of common stock of Oasis Hotel, Resort & Casino I, Inc. ("OHRCI") and Oasis Hotel, Resort & Casino II, Inc. ("OHRCII"). The dividend declared March 4, 1996 was one share in each OHRCI and OHRCII for every 100 shares of the common stock of the Company owned by each shareholder of record on March 27, 1996.

     On June 1, 1996, The Company paid a property dividend in the form of common stock of Zahav, Inc. ("Zahav") and Cyber Information, Inc. ("CI"). The dividend declared March 21, 1996 was one share in each Zahav and CI for every 100 shares of common stock of the Company owned by each shareholder of record on April 23, 1996.

     On June 14, 1996, the Company declared a non-cash dividend of INFOTECH International, Inc. ("INFOTECH") or the cash equivalent of this stock. The dividend rate was declared to be one share in INFOTECH per 100 shares of the Company's Common Stock held of record, with the record date being June 24, 1996. The board of directors also valued this dividend at $0.01 per 100 shares of Common Stock held by shareholders of record. The Company expects to commence this distribution within 30 days.

     During the quarter ended June 30, 1996, the Company, through its wholly owned subsidiary, Canton Financial Services Corporation ("CFSC"), acquired a 50% ownership interest in Terrace Auto SuperCenter, a Florida corporation located in Tampa, Florida ("Terrace"). In exchange for CFSC's assistance in obtaining capital needed to satisfy one of Terrace's judgments, CFSC received 50% of Terrace. Terrace owns a shopping mall exclusive to automotive needs. Ownership of the mall is subject to a $1.4 million mortgage.

                                                               PART II

ITEM 1.  LEGAL PROCEEDINGS

     The following are legal proceedings that had material developments during the second quarter of 1996. Other material legal proceedings are pending, however, no developments occurred during the second quarter of 1996. (For further information, see "Part I, Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1995).

     KMC Foods, Inc. vs. Potomac Engineering Management Systems Co. (PEMSCO) - KMC Foods, Inc., a subsidiary of the Company, filed a Motion for Relief from the Automatic Stay in PEMSCO's Chapter 11 bankruptcy case filed in the United States Bankruptcy Court for the Eastern District of Virginia, Norfolk Division, Case No. 95-23691-DHA. PEMSCO owed KMC $600,000 for full satisfaction of KMC's secured interest in the property. However, PEMSCO did not pay this amount, and with the Bankruptcy Court's permission, KMC is in the process of foreclosing on the property.

     Xeta Corporation vs. The Canton Industrial Corporation. Xeta originally filed suit in the Northern District of Oklahoma. The suit was later dismissed based on a lack of jurisdiction. The same suit was refiled on March 8, 1995, in the United States District Court, in the Central District of Utah, Case Number 95CV-218G. Xeta seeks to recover $116,500 which it contends was fraudulently transferred to the Company by ATC II, Inc., a client of the Company's subsidiary Canton Financial Services ("CFS"), in order to avoid payment of a judgment held by Xeta against ATC II. Richard Surber and Gerald Curtis, both former officers of ATC II, are also named as individual defendants. The Company has responded to the claims of Xeta by stating that CFS provided bona fide services to ATC II, and that the bulk of the funds were used for operating expenditures of ATC II. A Motion for Summary Judgment was filed by Xeta and, after a hearing by the Court, was granted as to the Company only on April 16, 1996. An objection to the entry of such a judgment was filed and the Company continues to dispute the allegations.

     The Canton Industrial Corporation and Canton Industrial of Salt Lake City vs. Delmar A. Janovec and KLH Engineering Group, Inc. - Filed by the Company on April 19, 1995, in the United States District Court, in the Central District of Utah, Civil Case No. 2:95 CV 363G. The Company sought enforcement of the August 31, 1994 Settlement Agreement and Mutual Release to which the Company, Janovec and KLH were parties. In the first quarter of 1996, court ordered mediation yielded a settlement agreement involving the Company's retaining approximately
9.5 million shares of KLH common stock.

     Steven A. Christensen v. The Canton Industrial Corporation, Canton Personnel, Inc. and Allen Z. Wolfson. Suit was filed on July 1, 1996 in the Third Judicial District Court of Salt Lake County, State of Utah Civil Action No. 96-0904584CV, by Christensen, former President of the Company. The suit seeks recovery of wages, benefits, bonuses, and other items. Allegations as contained in the suit are so general at this time as to deny the Company an adequate opportunity to respond. A motion to compel a full disclosure of the basis upon which Christensen seeks to proceed has been filed with the court. The Company does not believe that it has any further obligation to Christensen and that he has been justly and completely compensated for his term as an employee and an officer. The Company intends to defend the suit and will deny any liability.

Possible Actions by Governmental Authorities

     State of Illinois vs. The Canton Industrial Corporation - This action is pending in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case No. 93MR45, filed in September of 1993 and amended on January 28, 1994. The State of Illinois sought the cleanup of tires and toxic paint drums at the site. The State has raised an issue that drums are still located on the site and is requesting certification of their contents and proper disposal. An Interim Order for the cleanup of the property was entered and approved by the Court on March 8, 1994. Pursuant to the Interim Order, the sum of $140,000 was to be deposited in an escrow account within the State of Illinois by May 15, 1994, to insure the complete removal of the tires. The Interim Order also required the cleanup to be completed no later than December 31, 1995. The Company entered into an agreement for the removal of all tires with Gardens, Inc., who then subcontracted with Eco-Systems Inc. Work began to bale the waste tires into blocks for disposal and use by Eco-Systems, Inc. in August 1995. On September 28, 1995, the Company was informed by the IEPA that it had rejected the Company's proposed plan for removal and had hired its own contractor to remove the tires from the site. The Company sought relief from this decision from the Circuit Court in Fulton County. The Court denied the Company any relief at a hearing on October 10, 1995. On October 16, 1995, the Company filed an appeal with the Director of the IEPA, which was also denied. Currently, the State has concluded work believing that all waste tires have been removed from the site. In April 1996, the State informed the Company of its intent to seek recovery of its estimated costs of $325,000 incurred in removal of the tires. The Company believes that the ultimate intent of the Interim Order, the complete removal of the tires, has been met because either the tires had been completely removed or reduced to the IEPA's control but not within the Court's exact specifications. The IEPA and the Company are currently attempting to resolve a dispute as to the amount of tires removed from the site. A complaint has been filed with the Illinois Pollution Control Board seeking recovery of the State's costs related to the removal of tires.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on June 18, 1996. The record date for this meeting was May 27, 1996, and 6,616,782 shares were issued and outstanding on this date. The holders of a majority of the Company's outstanding shares of common stock, $0.001 par value ("Common Stock"), were presented with and approved the following actions: a change the Company's name from The Canton Industrial Corporation to CyberAmerica Corporation ("Proposal 1"); a proposal to reelect three directors (Richard Surber, Philip Lamb, & Lorin
Pace) to the board ("Proposal 2"); a proposal to ratify the selection of Andersen, Andersen & Strong, L.C. as the Company's independent auditors for the fiscal year ending December 31, 1996 ("Proposal 3"); and any other matters properly raised (none of which were raised) ("Proposal 4").

     No persons other than those elected at the meeting serve as directors of the Company.

     The change in the Company's name stems from its expanded involvement in providing a variety of Internet related services. For more information on these services, see "Part I, Item 2 - Management's Discussion and Analysis."

     The table below states the number of votes cast for, against, and withheld, as well as the number of abstentions and broker non-votes as to each matter:

         Voting Results             For              Against          Abstain
         Proposal 1              4,371,696             38,392          15,439
         Proposal 2
              Richard Surber     4,337,271             22,329          11,727
              Lorin Pace         4,337,266             22,329          11,727
              Philip Lamb        4,337,471             22,329          11,727

                                 4,286,484             18,488          66,555

         Proposal                4,254,090             15,364         102,073

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

Change in Control

     A change in the control of the Company occurred on May 6, 1996, when Steven
A. Christensen was discharged from his position as president of the Company by the board of directors. The board of directors believed that this change in control was in the best interest of the Company as it was not satisfied with Mr. Christensen's general performance. On May 6, 1996, the Company's board of directors appointed Richard D. Surber as the president of the Company, a position he had held until Mr. Christensen's appointment in August 1995. Mr. Surber is also a director and the chief executive officer of the Company and the nephew of Allen Z. Wolfson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

         (b) Reports on Form 8-K. The Company filed one report on Form 8-K during the quarter ended June 30, 1996. On June 20, 1996, a Form 8-K was filed reporting under Item 5 that the Company's name had changed to CyberAmerica Corporation from The Canton Industrial Corporation.





                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 1996.


                            CYBERAMERICA CORPORATION


Date:  August 14, 1996                       By:      /s/ Richard D. Surber
                                                   --------------------------
                                                      Name : Richard D. Surber
                                                         Title:    President

Date:  August 14, 1996                       By:    /s/ Susan S. Waldrop
                                                   -----------------------
                                                        Name: Susan S. Waldrop
                           Title:  Chief Financial Officer, Secretary/Treasurer

                                INDEX TO EXHIBITS

EXHIBIT         PAGE
   NO.           NO.               DESCRIPTION OF EXHIBIT


3(i)              *                 Articles of Incorporation are incorporated
                                    herein by reference.

(3)(ii)           *                 Bylaws are incorporated herein by reference.

10i(c)a           22                Agreement  of Exchange  of Stock  signed on
                                    April 9, 1996, by and between  CyberAmerica
                                    Corporation and Terrace AutoSupercenter.

27                25                Order  of the  Court  involving  Plaintiffs,
                                    Canton  Industrial  Corporation  and, Canton
                                    Industrial Corporation of Salt Lake City and
                                    Defendants, KLH Engineering, signed by Judge
                                    Tena Campbell and effective July 23, 1996.

10i(b)b           28                Development and Purchase  Agreement by and
                                    between    Canton     Financial     Services
                                    Corporation    (through   its    subsidiary,
                                    CyberMall)and Bust-It Records regarding the development and sale of a Mall site on the Internet, effective June 13, 1996.

10i(c)c            39               Guaranty and Assumption,  Modification and
                                    Extension  Agreement  by and between  Canton
                                    Financial   Services   Corporation  and  The
                                    Canada Life Assurance  Company regarding the
                                    purchase  of  the  TAC  Warehouse   Building
                                    effective June 28, 1996.