Form 10QSB
period 1996-09-30
CYBERAMERICA CORP
filed 1996-11-18
CIK 788738

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ --------------


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

                                    Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 15, 1996 was 8,711,039.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................. 5


PART II
ITEM 1.  LEGAL PROCEEDINGS.................................................... 9

ITEM 5.  OTHER INFORMATION ...................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   ..................................10

         SIGNATURES.......................................................... 11

         INDEX TO EXHIBITS ...................................................12



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE

Consolidated Balance Sheets................................................. F-1

Consolidated Statements of Operations....................................... F-3

Consolidated Statements of Stockholders' Equity .............................F-4

Consolidated Statements of Cash Flows....................................... F-5

Condensed Notes to Consolidated Financial Statements ........................F-6



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              September 30, 1996 (Unaudited) and December 31, 1995


ASSETS
------                                               September 30    December 31
                                                         1996           1995
                                                    ------------    -----------
CURRENT ASSETS
  Cash ...........................................    $   249,051    $    18,605
  Receivable - brokerage account .................           --            3,337
  Accounts receivable - trade ....................      1,141,710        248,129
  Accounts receivable - related parties ..........        380,536        200,017
  Accounts receivable - other ....................        148,903           --
  Note receivable - current portion ..............        246,499         12,000
  Inventories ....................................           --           36,371
  Prepaid expenses ...............................        151,996         36,677
                                                      -----------    -----------
TOTAL CURRENT ASSETS .............................      2,318,695        555,136
                                                      -----------    -----------
PROPERTY AND EQUIPMENT ...........................      6,342,480      4,860,260
                                                      -----------    -----------

OTHER ASSETS
   Investment - securities .......................      1,343,227        968,396
   Mortgages receivable ..........................        353,000        353,000
   Notes receivable - net of current portion .....        677,927        653,027
   Investments - other ...........................        221,341        244,321
   Deposits ......................................         61,462         16,345
   Media and other credits .......................        279,315        223,885
                                                                     -----------
TOTAL OTHER ASSETS ...............................      2,936,272      2,458,974
                                                      -----------    -----------
                                                      $11,597,447    $ 7,874,370
                                                      ===========    ===========

           See notes to consolidated unaudited financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
              September 30, 1996 (Unaudited) and December 31, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30     December 31
                                                         1996             1995
CURRENT LIABILITIES
   Notes payable ...............................   $    300,000    $     57,493
   Current maturities of long-term debt ........        363,703         149,059
   Accounts payable ............................        290,321         328,751
   Accounts payable - related parties ..........        114,915          17,413
   Accrued liabilities .........................        640,719         160,000
   Accrued Interest ............................         18,538          19,330
   Accrued Real estate taxes ...................        343,726         317,751
   Accrued Payroll and related taxes payable ...         69,285         143,200
   Deferred income and deposits ................         66,754          25,979
   Deposit - real estate sales .................        171,900         171,900
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES ......................      2,379,861       1,390,876
                                                   ------------    ------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion ........      3,283,474       2,764,757
                                                                   ------------
MINORITY INTEREST ..............................        701,694         347,923
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 8,576,169 and 5,886,799
     shares issued .............................          8,576           5,887
   Additional paid-in capital ..................     14,789,951      11,428,674
   Stock subscriptions receivable ..............       (871,582)           --
   Accumulated deficit .........................     (8,694,527)     (8,063,747)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY .....................      5,232,418       3,370,814
                                                                   ------------

                                                   $ 11,597,447    $  7,874,370
                                                   ============    ============

            See notes to consolidated unaudited financial statements.

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                                       (Unaudited)                          (Unaudited)
                                                          ---------------------------------      ----------------------------
                                                             1996                     1995           1996             1995
                                                          ---------------------------------      ----------------------------
REVENUE
   Consulting ........................................   $   501,855             $   680,524    $ 2,059,295    $ 1,362,245
   Rentals ...........................................       116,301                  87,651        339,390        185,915
   Other .............................................          --                     1,080         63,234         11,161
                                                            -----------          -----------    -----------    -----------
TOTAL REVENUE ........................................       618,156                 769,255      2,461,919      1,559,321
                                                            -----------          -----------    -----------    -----------

COST OF REVENUE
   Consulting ........................................       481,330                 208,012      1,242,798        686,275
   Rental ............................................       118,513                 115,044        304,632        269,525
   Other .............................................          --                       927         44,168          5,964
                                                            -----------          ----------     -----------    -----------
TOTAL COST OF REVENUE ................................       599,843                 323,983      1,591,598        961,764
                                                            -----------          -----------    -----------    -----------

GROSS PROFIT (LOSS) ..................................        18,313                 445,272        870,321        597,557
                                                            -----------           -----------    ----------    -----------

SELLING GENERAL AND
ADMINISTRATIVE EXPENSES ..............................       656,555                 100,817      1,365,819        606,842
   Environmental Cleanup .............................          --                    70,661         20,000         70,661
                                                            -----------           -----------    ----------     ----------
TOTAL SELLING GENERAL
AND ADMINISTRATIVE ...................................       656,555                 171,478      1,385,819        677,503
                                                            -----------           -----------    -----------    ----------

OPERATING PROFIT (LOSS) ..............................      (638,242)                273,794       (515,498)       (79,946)
OTHER INCOME AND (EXPENSE):
                                                            -----------           -----------    -----------    -----------
   Interest income ...................................         2,341                    --           13,361         28,838
   Interest expense ..................................       (64,273)               (120,015)      (235,735)      (195,216)
   Gain (loss) from disposal of subsidiary ...........          --                    70,544           --           70,544
   Gain (loss) from sale of assets ...................          --                      --             --           71,660
   Gain (loss) from investments ......................      (144,343)                (93,361)       (71,277)        49,201
   Loss on foreclosure - related party ...............          --                      --             --         (519,342)
   Other income (expense) ............................        (9,747)                 27,743         57,089
                                                            -----------            -----------    -----------   -----------
TOTAL OTHER INCOME (EXPENSE) .........................      (216,022)               (157,233)      (265,908)      (437,226)
                                                            -----------            -----------    -----------    ----------

INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS ..............................      (854,264)                116,561       (781,406)      (517,172)

GAIN (LOSS) FROM
DISCONTINUED OPERATIONS ..............................          --                    (4,614)          --           23,911

MINORITY INTEREST IN LOSS ............................       100,263                    --          150,626           --
                                                           -----------           -----------    -----------    ------------

NET INCOME (LOSS) ....................................   $  (754,001)            $   111,947    $  (630,780)   $  (493,261)
                                                           ===========            ===========    ===========    ===========
INCOME (LOSS) PER SHARE:
   Income (loss) before discontinued operations ......   $     (0.10)            $      0.03    $     (0.10)   $  (0.15)
   Gain (loss) from discontinued operations ..........          --                      --              .01
   Minority interest in loss .........................           .01                    --              .01     --
                                                           -----------           -----------    -----------    -----------
Net income (loss) ....................................   $     (0.09)           $      0.03     $     (0.09)   $  (0.14)
                                                           ===========           ===========    ===========    ===========
Weighted average number of common
   shares outstanding ................................     8,500,855               4,256,651      7,066,586      3,466,252
                                                           ===========            ===========    ===========    ==========

                                     See notes to consolidated unaudited financial statements.
                                                                F-3

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED STATEMENTS OF
                                                        SHAREHOLDERS' EQUITY
                                      For The Nine Months Ended September 30, 1996 (Unaudited)


                                                                                                Stock                         Total
                                                      Common         Stock           Paid   Subscriptions              Shareholders'
                                                      Shares         Amount        Capital   Receivable      Deficit         Equity

BALANCES AT DECEMBER 31, 1995 ................     5,886,799   $     5,887   $11,428,674   $      --      $ (8,063,747) $ 3,370,814

Common Stock Activity:
    Issued for services ......................       904,753           905       497,102          --             --          498,007
    Issued for assets ........................       225,000           225       308,775          --             --          309,000
    Issued for cash ..........................     1,559,617         1,559     2,555,400          --             --        2,556,959
    Stock subscription receivable ............          --            --            --        (871,582)          --        (871,582)
Net Profit (loss) for period .................          --            --            --            --         (630,780)    ( 630,780)
                                                                                                          -----------    -----------

BALANCES AT SEPTEMBER 30, 1996 ...............     8,576,169   $     8,576   $14,789,951   $  (871,582)   $(8,694,527)   $ 5,232,418
                                                 ===========   ===========   ===========   ===========    ===========    ===========

                                     See notes to consolidated unaudited financial statements.
                                                                F-4

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                            September 30,
                                                              Unaudited
                                                         1996            1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) ...............................   $  (630,780)   $  (493,261)
 Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
    Depreciation and Amortization ................       165,303        141,231
    Stock issued for assets and debt .............       309,000        122,186
    Loss (gain) from foreclosure - related party .          --          519,342
    Loss (gain) from investments .................        71,277        (49,201)
    Stock issued for services and expenses .......       498,007        105,157
    Minority interest in loss ....................       150,626           --
    Loss (gain) from sale of assets ..............          --          (71,660)
(Increase) decrease in:
    Accounts receivable - trade ..................      (893,581)         5,334
    Receivable - related parties .................      (180,519)         8,746
    Other current assets .........................      (459,013)        40,361
Increase (decrease) in:
    Accounts payable .............................       (38,430)       (11,870)
    Payables - related parties ...................        97,502         35,236
    Accrued liabilities ..........................       431,287        492, 029
    Current portion of long-term debt ............       214, 644       (28,802)
    Deferred income ..............................        40,775       (129,426)
                                                      -----------    -----------


NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES ......................................   $(   223,902)   $   685,402
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cost of property sold ........................     1,100,000        215,965
    Minority interest in Subsidiaries sold .......      (825,000)          --
    Minority interest in Subsidiaries ............     1,178,771           --
    Purchase of assets ...........................    (3,511,795)    (1,339,738)
    Debt on Subsidiaries sold ....................      (275,000)          --
                                                       ----------    -----------

NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ....    $(2,333,024) $( 1,183,773)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock issued for cash .........................     2,556,959        397,941
   Stock subscription receivable .................      (871,582)          --
   Proceeds from borrowing .......................     1,300,008           --
   Payment on debt ...............................      (197,473)      (148,313)
                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........   $ 2,787,912    $   546,254
                                                      -----------    -----------

INCREASE (DECREASE) IN CASH ......................       230,986         47,883
CASH AT BEGINNING OF PERIOD ......................        18,065         29,009
                                                      -----------    -----------
CASH AT END OF PERIOD ............................   $   249,051    $    76,892
                                                      ===========    ===========

           See notes to consolidated unaudited financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996


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

     At September 30, 1996, the Company granted options under the plan for 636,909 shares, of which 578,259 shares were exercised.

   As of September 30, 1996 no options had been exercised pursuant to the Stock Option Agreements with AZ Professional Consultants ("AZ") and Investment Sanctuary Corporation ("ISC") which were entered into on December 22, 1995. Under the agreements, the Company granted options giving AZ and ISC the right to purchase a quantity of shares of the Company's common stock equivalent to twenty-six percent (26%) and twenty-five percent (25%), respectively, of the issued and outstanding shares of the Company's common stock on the exercise date, with an established price of $0.59 per share.

NOTE 4: Contingencies

   In March 1995, Xeta Corporation filed suit against the Company seeking recovery of $116,500 which Xeta contends was fraudulently transferred to the Company by ATC, a client of the Company's subsidiary Canton Financial Services Corporation, in order to avoid payment of a judgment held by Xeta against ATC. On April 16, 1996 the Court granted Summary Judgment against the Company. An objection to the entry of such a judgment has been filed and the Company continues to dispute the allegations. All actions needed for the perfection of an appeal are being taken and the Company intends to carry out the appeal process.

                   CYBERAMERICA CORPORATION FORMERLY KNOWN AS

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE 4: Contingencies (continued)

   KMC Foods, Inc. ("KMC"), a subsidiary of the Company, received a claim from the Division of Revenue of the Department of Finance for the State of Delaware in excess of $300,000. The claim is for alleged taxes due based upon the gross revenues of KMC for the tax period April 1, 1989, through March 31, 1992. This tax period is prior to the purchase of KMC by the Company. Prior management has assured the Company that the tax does not apply as all sales of products were outside the State of Delaware, and thus the Delaware tax is not due. The Company has retained an attorney in Delaware to resolve the liability issue.

   In April 1996, the State of Illinois informed the Company of its intent to seek recovery of its estimated cost of $325,000 incurred in the removal of tires at the Company's Canton, Illinois warehouse site. The Company believes the ultimate intent of the Interim Order, the complete removal of the tires, has been met because the tires had been completely removed or reduced to the IEPA's control but not within the Court's exact specifications. The State has filed a complaint with the Illinois Pollution Control Board seeking recovery of these funds. The Company and the State are currently attempting to resolve a dispute about the number of tires actually removed from the site.

   Two of the Company's majority owned subsidiaries, CyberConnect, Inc., a Nevada corporation ("CC"), and CyberDimensions, Inc., a Nevada corporation ("CD"), conducted offerings of their common stock during the third quarter of 1996. The Company has become aware that problems may exist with the manner of these offerings which may require the rescission of the entire offerings. CC and CD have begun to rescind these offerings and hope to have the rescissions completed within 90 days. If a determination is made that the offerings were conducted outside the parameters of the appropriate offering exemptions, CC and CD could face potential liability. The Company believes CC and CD have sufficient reserves to cover such expenses. However, if CC and CD cannot cover the expenses the Company could be obliged to cover such shortfalls.

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

NOTE 5: Stockholders' Equity

   During the nine months ended September 30, 1996, the Company issued 904,753 shares of its common stock in exchange for services provided to the Company by employees and consultants; 225,000 shares were exchanged for assets; 259,616 shares of its restricted common stock were issued for cash; and 1,300,001 were issued under Regulation S for cash and pursuant to promissory notes. At September 30, 1996, the Company is owed $871,582 under the promissory notes by the various entities for the 1,300,001 shares of the Company's common stock that they purchased.

   On May 15, 1996, the Company paid a property dividend in the form of common stock of Oasis Hotel, Resort & Casino I, Inc. ("OHRCI") and Oasis Hotel, Resort & Casino II, Inc. ("OHRCII"). The dividend declared March 4, 1996 was one share in each OHRCI and OHRCII for every 100 shares of the common stock of the Company owned by each shareholder of record on March 27, 1996.

   On June 1, 1996, the Company paid a property dividend in the form of common stock of Zahav, Inc. ("Zahav") and Cyber Information, Inc. ("CI"). The dividend declared March 21, 1996 was one share in each Zahav and CI for every 100 shares of common stock of the Company owned by each shareholder of record on April 23, 1996. The Company has requested its shareholders who received the CI dividend to return their stock so a restrictive legend can be affixed. If such shareholders are not interested in receiving restricted CI stock, the Company has given the right to instead receive the cash equivalent, $0.02 per CI share.

                   CYBERAMERICA CORPORATION FORMERLY KNOWN AS

               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE 5: Stockholders' Equity (continued)

   On June 14, 1996, the Company declared a property dividend in the form of common stock of INFOTECH International, Inc. The dividend declared was one share in INFOTECH for every 100 shares of common stock of the Company owned by each shareholder of record on June 24, 1996. On October 25, 1996, the board of directors restated the dividend's terms to be payable only in $0.02 per 100 shares of Common Stock held June 24, 1996. The Company has not yet declared the payable date for this distribution.

NOTE 6: Sale of Cyber Real Estate

   On July 2, 1996, Canton Financial Services Corporation, a wholly-owned subsidiary of the Company ("CFSC"), sold 90% of the outstanding stock of Cyber Real Estate, Inc., a Nevada corporation ("CRE"), pursuant to an agreement with Premier Sales Corporation, Ltd., a foreign corporation ("Premier"). CRE's sole asset is a dormitory located in DeKalb, Illinois. Premier executed a promissory note for $1,000,000 in exchange for the stock. The note requires no payments until maturity on July 2, 1998 and bears no interest. The Company has recognized no income from this sale.

NOTE 7: Additional footnotes included by reference

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



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     As used herein,  the term "Company" refers to CyberAmerica  Corporation,  a
Nevada  corporation,   its  subsidiaries  and  predecessors,   unless  otherwise
indicated.

     The Company provides a variety of Internet-related products and services, financial consulting services, and invests in real estate. The Company employs professionals with expertise in law, accounting, finance, the Internet, public and investor relations, and real estate. Typically, the Company provides services and support functions that include: advice relating to regulatory compliance; document preparation; capital formation; financial analysis; promotional campaigns; debt settlement; and general corporate problem solving.

     The  Company  recorded a net loss of  $630,780  for the nine  months  ended
September 30, 1996 and a net loss of $754,001 for the three months ended September 30, 1996.

     Subsequent to the quarter ended September 30, 1996, the Company effected a substantial downsizing of personnel. On November 15, 1996, the Company concluded downsizing its staff from 70 employees to 36 and thereby reduced payroll by approximately 48%. In addition to paring down its personnel, the Company has also restructured its operations to be more efficient and revenue producing. Its current workforce will continue rendering consulting and Internet services, although in slightly varied forms. CyberAmerica hopes this downsizing will allow it to improve the quality of its services as well as its profitability.

INTERNET SERVICES

     CyberMalls, Inc. is a wholly owned subsidiary of the Company that began focusing on providing Internet services in the first part of 1996. Through CyberMalls, the Company is involved in the preparation, development and sales of Internet virtual malls within which organizations can advertise their products and services on individual Internet locations or malls. An Internet virtual mall is similar to a real-world shopping mall because they are both collections of retail and informational shops, but virtual malls are accessible via a computer. Each shop within a virtual mall has its own home page and catalog of sales and promotional information on its goods and services. Companies involved in the same business or industry often group their home pages together for synergistic results.

     The Company is attempting to assert its niche and gain market position within this rapidly growing industry through its development of a revolutionary new search engine called "Web SafariTM"surrounding a collective association of retailers. This type of engine, as opposed to others currently on the market, will allow people to enter a single query and have the engine search from shop to shop and mall to mall to locate the specific item sought, and make all purchases together. WebSafari(TM) was initially planned to be developed in three phases. As of September 1996, WebSafari(TM) successfully completed phase one. Development of phases two and three began in November 1996. However, both phases are currently pending due to the Company's immediate focus on retaining additional clientele and increasing revenues. The Company believes that the current success of phase one has created an urgency to acquire additional clientele. Upon completion, the Company hopes phases two and three will create a significant advantage for the Company's clients because of the technological sophistication associated with these phases. However, no assurances can be given that the technological strategies will be implemented at all or as planned, or if they are implemented, that they will perform as predicted, or that if it performs as predicted that it will become successful or profitable.

     To enhance its working capital, the Company is considering the possible sale of a substantial interest in CyberMalls. For instance, on November 5, 1996, the Company signed a non-binding Letter of Intent with Packaging Plus Services, Inc., a New York corporation ("Packaging") by which the Company is required to give Packaging first right of refusal to purchase a minimum of 51% stock interest in CyberMalls at a purchase price in cash or stock in an amount to be mutually determined. This right of refusal will expire December 5, 1996. The Company will seriously consider this sale only if the purchase price meets the Company's expectation of the value of a majority interest in CyberMalls. This value is currently being determined.

Internet Product and Service Development

     The Company is currently developing a number of products and services for the use on the Internet, including "virtual malls." These malls will allow individual businesses to congregate and sell their products and services. These businesses pay "rent" for space to advertise and sell their products on the Internet and pay for the initiation and maintenance of their information. The Company provides both the space for this information and the technical support, maintenance and service for these individual businesses, thus generating revenues upon the initial sale of the malls as well as related support functions. Additionally, the Company is contemplating selling licensing agreements for the Company's proprietary software, WebSafariTM and other related support services.

     As of November 14, 1996, there were 6 employees working in the Company's Internet division. This number of Internet personnel represents a decrease from August 12, 1996 of approximately 25 persons. The Company believes that the current staff can meet anticipated demand due to a decrease in programming needs since WebSafari(TM) has completed phase one and mall sites require less programming and maintenance expenditures. Currently, the Company does not anticipate hiring additional personnel. No assurances can be given that its current staff can meet anticipated demand or that the Company will not need to hire additional employees. In the event the Company is unsuccessful in keeping its current Internet personnel, it may experience problems in meeting clients' deadlines which could result in reduced revenues.

     The Company's objective in downsizing its Internet division is to make CyberMalls self-sufficient by reducing its administrative expenses and increasing revenues by expanding its support services and marketing its products. Toward that end, further development of WebSafari(TM) phases two and three is pending until CyberMalls generates sufficient revenues to cover its development expenses. The Company's current Internet staff will focus on marketing its services and products and supporting other consulting services.

   The Company has expended approximately $500,000 toward the research and development of the Company's Internet products and services, as of September 30, 1996. Expenses for the research, development and sales of the Company's Internet products and services are not expected to increase in the immediate future. Estimations of such expenses are very difficult to make because the amount incurred will relate directly to the amount of business generated by the Company's Internet division, which the Company cannot guarantee. The Company's best estimate is that the Internet expenses should approximately double before the end of the fiscal year 1996.

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

CONSULTING SERVICES

    The types of consulting services the Company performs for its clients include: document preparation; capital formation; financial analysis; debt settlement; and general corporate problem solving. The Company has also begun assisting private organizations in need of capital by preparing stock offering documentation, although the Company does not actively assist in the actual placement (i.e., the selling of shares) of the offering. Acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered. The Company accepts consulting fees that range, in order of frequency, from the clients' equity, to cash, to other assets. When payment is made in equity, the number of shares to be paid is dependent on the price of the clients' equity, when available. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be paid and make a return on the payments for its services.

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

     For most of its recent history, the Company has assisted organizations is raising capital. During the third quarter of 1996 and immediately thereafter, the Company has focused a portion of its resources toward Internet securities offerings. The Company believes a synergy exists in this area between its current Internet division and its current consulting services division. The popularity of the Internet and the Securities and Exchange Commission's favorable position with respect to the Internet has fostered this modification in focus. The Company desires to provide the most advanced consulting services in its field and hopes that the clarification and mastery of this modified focus on the Internet will allow the realization of this goal. Pursuant to providing services relating to Internet offerings, the Company plans to bill at least a portion of its fees in cash, as opposed to equity as it has primarily done in the past. However, the Company cannot give any assurances that the Company will be able to provide services relating to Internet offerings of securities or that the provision of such services will improve the Company's financial position. In addition, because the number of clients, the financial strength of clients, the types of payments and the range of services provided can vary greatly from quarter to quarter, it is difficult for the Company to project the revenue that can or is likely to be produced by performing these services.

     Typical services rendered by the Company's consulting services branch include assisting corporations in effecting stock offerings pursuant to certain statutory exemptions. These offerings require strict adherence to the appropriate restrictions and provisions contained in the statutory exemptions upon which the offerings are premised. The Company notifies these clients of the restrictions and provisions in the exemptions and relies upon the clients to ensure compliance with the exemptions. Because the Company cannot control the actions of its clients, it is possible that in the event an offering is conducted outside the requirements of appropriate exemptions, the Company could be included in claims by investors in improper offerings. CyberConnect, Inc., a Nevada corporation ("CC"), and CyberDimensions, Inc., a Nevada corporation ("CD"), are majority owned subsidiaries of the Company that conducted offerings of their common stock during the second and third quarters of 1996. The executive officers of CC and CD responsible for the conduct of these offerings are not directly affiliated with the Company. However, the Company has become aware that problems may exist with the manner of these offerings which may require the rescission of the entire offerings. CC and CD have begun to rescind these offerings and hope to have the rescissions completed within 90 days. If a determination is made that the offerings were conducted outside the parameters of the appropriate offering exemptions, CC and CD could face potential liability. The Company believes CC and CD have sufficient reserves to cover such expenses. A possibility exists, however, that if CC and CD cannot cover the expenses that the Company could be obliged to cover such shortfalls.

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

     The Company manages its real estate holdings in-house and plans to fill vacancies for the Company's property holdings in Salt Lake City, Utah. The Company, as of September 30, 1996, had approximately 51.5% of its commercial space vacant, generated approximately $39,000 in gross monthly rents, and operated at a loss of approximately $700 per month as compared to a loss of approximately $9,000 for the same period in 1995. The real estate operations are continued despite the losses for two reasons. First, the Company hopes to eliminate the losses by increasing the rental income from the property. Second, these operations are pursued primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate operating losses, its long term goal is to generate a capital gain upon disposition that is sufficient to offset any previous losses, although no such assurances can be given. Many of these properties have MAI appraisals valuing them at twice the current book value, although no assurances can be given that the values of such properties will be maintained.

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

     On July 2, 1996, the Company, through its wholly owned subsidiary Canton Financial Services Corporation, entered into a Stock Purchase Agreement with Premier Sales Corporation, Ltd., a foreign corporation ("PSC"), by which the PSC acquired 100% of the issued and outstanding common stock in Cyber Real Estate, Inc., a Nevada corporation ("CRE"), for $1 million, payable in the form of a promissory note also dated July 2, 1996. CRE's sole asset is a dormitory located in DeKalb, Illinois.

     During August 1996, one of the Company's wholly owned subsidiaries, KMC Foods, Inc., a Delaware corporation, foreclosed on property located in Cheriton, Virginia, with its bid of $400,000. The Company is exploring the sale, use, lease or development of the property.

RESULTS OF OPERATIONS

Consulting
    Revenue from consulting services for the quarter ended September 30, 1996, decreased to $501,855 from $680524 for the third quarter of 1995. Revenue from consulting services for the nine months ended September 30, 1996, increased by $697,050 over the same period in 1995. The increase is attributable to an increase in the number of clients for which the Company provides services. The costs of providing consulting services for the third quarter of 1996 increased over the costs of providing services for the third quarter of 1995 by $273,318. Gross profit from consulting services during the third quarter of 1996 was $20,525 compared with a gross profit of $472,512 for the third quarter of 1995. This reduction is, in the Company's opinion, attributable to the increase in costs of providing consulting services which increased by $556,523 for the nine months ended September 30, 1996, over the same period in 1995. The increase in the costs of providing consulting services is due to an increase in personnel expenses resulting from the addition of new employees hired to meet the needs of the Company's expanded client base and subsequent costs related to the Internet department for which no significant revenues have been earned. Gross profit from consulting services for the nine months ended September 30, 1996, increased by $140,527 over the same period in 1995.

Rental Properties
     Revenue from rental of the Company's properties in the third quarter of 1996 increased to $118,513 from $87,651 for the same period of 1995. Revenue from rental of the Company's properties for the nine months ended September 30, 1996, increased by $153,475 over the same period in 1995. This increase is primarily due to an increase in the number of properties under the Company's control and an increase in occupancy rates. This is also the reason for the increase in cost of rental revenue from $115,044 for the third quarter of 1995 to $118,513 for the third quarter of 1996.

Other Revenue
     Other revenue was $0 for the quarter ended September 30, 1996, compared with $1,080 for the same period of 1995. Other revenue for the nine months ended September 30, 1996, was $63,234 compared with $4,161 for the same period of 1995. This increase is primarily due to the Company's operation of a retail complex in Oasis, Nevada until March 9, 1996. The Company has leased this retail operation on a month to month basis to an operator and therefore revenue from this source will not continue, although the Company is receiving rental revenue from this lease.

     Net loss for the first nine months ended September 30, 1996, was $630,780 compared with a net loss of $493,261 in the first nine months of 1995. This increase in net loss is due to increased costs associated with the development of WebSafariTM and an increase in personnel.

   During the first two quarters of fiscal 1996, the Company expended significant costs in developing its Internet division. For more information on this division, please see "Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation - Internet Services." The Company expects this increase in Internet expenses to continue, but at a slower pace than what has been experienced due primarily to a reduction in personnel.

CAPITAL RESOURCES AND LIQUIDITY

     The deficiency in working capital decreased from a deficit of $1,017,178 on September 30, 1995, to a deficit of $61,166 on September 30, 1996. This decrease is primarily due to an increase in receivables resulting from consulting services. The Company had negative cash flows during the first nine months of 1996. Operating cash flows are closely aligned with consulting revenue and the cost of consulting services and of the Internet division's research and development. The most significant cost of providing consulting service is the payroll for the Company's approximately 36 employees. The Company expects to maintain its current personnel level which represents a significant reduction.

     During the quarter ended September 30, 1996, the Company issued 259,935 shares of its common stock in exchange for services provided to the Company by employees and consultants and 109,616 shares were issued cash

     During the nine months ended September 30, 1996, the Company issued 904,753 shares of its common stock in exchange for services provided to the Company by employees and consultants; 225,000 shares were exchanged for assets; 259,616 shares of its restricted common stock were issued for cash; and 1,300,001 were issued pursuant to Regulation S under the Securities Act of 1933, as amended, for cash and pursuant to promissory notes. At September 30, 1996, the Company is owed $871,582 under the promissory notes by the various entities for the 1,300,001 shares of the Company's common stock that they purchased.

     On  September  16,  1996,  the  Company  sold 6.0%  Cumulative  Convertible
Debentures for $300,000 to Legong Investments, N.V. of Curacao, Netherlands Antilles through an Offshore Securities Subscription Agreement. Pursuant to the terms of the Agreement the Company will either issue shares of its Common Stock at an exercise price of 70% of the average bid and ask price for the five (5) days preceding the date of conversion or pay $300,000 with all applicable interest on the date of maturity. Such conversion is at the option of the holder. The maturity date of the Debentures is September 17, 1997.

     On June 1, 1996, the Company paid a property dividend in the form of common stock of Zahav, Inc. ("Zahav") and Cyber Information, Inc. ("CI"). The dividend declared March 21, 1996 was one share in each Zahav and CI for every 100 shares of common stock of the Company owned by each shareholder of record on April 23, 1996. The Company has requested its shareholders who received the CI dividend to return their stock so a restrictive legend can be affixed. If such shareholders are not interested in receiving restricted CI stock, the Company has given the right to instead receive the cash equivalent, $0.02 per CI share.

     On June 14, 1996, the Company declared a non-cash dividend of INFOTECH International, Inc. ("INFOTECH") or the cash equivalent of this stock. The dividend rate was declared to be one share in INFOTECH common stock or $0.02 per 100 shares of the Company's Common Stock held of record, with the record date being June 24, 1996. On October 25, 1996, the board of directors restated the dividend's terms to be payable only in $0.02 per 100 shares of Common Stock held June 24, 1996. The Company has not yet declared the payable date for this distribution.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     The following are legal proceedings that had material developments during the third quarter of 1996. Other material legal proceedings are pending, however, no developments occurred during the third quarter of 1996. (For further information, see "Part I, Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1995).

     Xeta Corporation vs. The Canton Industrial Corporation. A suit was originally filed in the Northern District of Oklahoma but that matter was dismissed based on a lack of jurisdiction. The same suit was refiled on March 8, 1995 in the United States District Court, in the Central District of Utah, Case Number 95CV-218G. Richard Surber and Gerald Curtis both former officers of ATC II are also named as individual defendants. Xeta contends that funds were improperly transferred to the Company by ATC II, Inc., Xeta seeks the recovery of those funds toward partial satisfaction of a judgment that it holds against ATC II. Xeta has been granted a summary judgment in the amount of $116,000 as to the Company only, the trial court has reserved a decision as to Surber and Curtis until trial. Xeta applied for and the court granted a motion to sever the judgment as to the Company. In response the Company has filed a notice of appeal to take the summary judgment before the 10th Circuit Court of Appeals for further review. The Company has indicated that it intends to appeal based upon evidence that it provided bona fide services to ATC II and that the bulk of the funds were used for operating expenditures of ATC II. All actions needed for the perfection of an appeal are being taken and the Company intends to carry out the appeal process.

     Steven A. Christensen v. The Canton Industrial Corporation, Canton Personnel, Inc. and Allen Z. Wolfson. Suit was filed on July 1, 1996 in the Third Judicial District Court of Salt Lake County, State of Utah Civil Action No. 96-0904584CV, by Christensen, former President of the Company. The suit sought recovery of wages, benefits, bonuses, and other items. Christensen dismissed this cause of action without prejudice on October 10, 1996.


ITEM 5.     OTHER INFORMATION

   On October 9, 1996, Allen Z. Wolfson, a control person of the Company because of his indirect ownership of the Company's Common Stock, was charged with securities law violations. This criminal matter was filed in the District Court for the Southern District of New York. On October 10, 1996, the Securities and Exchange Commission initiated administrative proceedings against Wolfson. This administrative action is premised upon the same allegations contained in the complaint pending in the Southern District of New York. Wolfson intends to vigorously defend against both of these actions.

   The Company had a consulting agreement with Wolfson's primary consulting entity, A-Z Professional Consultants, that expired in August 1996 and was not renewed. Wolfson's relationship with the Company, aside from his indirect ownership of Common Stock, is therefore only informal and on an ad hoc basis.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

          (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 1996.


                                    CYBERAMERICA CORPORATION


Date:  November 14, 1996            By:  /s/ Richard D. Surber
                                    --------------------------
                                    Name : Richard D. Surber
                                    Title:    President

Date:  November 14, 1996           By:    /s/ Susan S. Waldrop
                                        -----------------------
                                   Name: Susan S. Waldrop
                                   Title: Chief Financial Officer,
                                          Secretary/Treasurer

                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.        NO.               DESCRIPTION OF EXHIBIT

3(i)        *                 Articles of Incorporation are incorporated  herein
                              by reference.

(3)(ii)     *                 Bylaws are incorporated herein by reference.

10(i)a      14                Offshore  Securities  Subsrciption  Agreement  for
                              6.0%   Convertible   Debentures   sold  to  Legong
                              Investments on September 16, 1996

10(i)b      52                May 22, 1996 Stock Purchase Agreement by which the
                              Company  sold its wholly owned  subsidiary,  Cyber
                              Real Estate,  Inc. to Premier  Sales  Corporation,
                              Ltd.

                              * Articles are incorporated herein by reference.