Form 10KSB
period 1996-12-31
CYBERAMERICA CORP
filed 1997-04-15
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act   of   1934   (No   fee   required)   for   the   transition   period   from
______________to________________.

         Commission file number:  I-9418

                            CyberAmerica Corporation
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                           87-0509512
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorpororation or Organization)                        Identification No.)


            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class               Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)                   Boston Stock Exchange

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  XX                     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's total consolidated revenues for the year ended December 31, 1996, were $2,655,482.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,789,147 based on the average closing bid and asked prices for the Common Stock on March 31, 1997.

At March 31, 1997, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 9,725,389.

                                TABLE OF CONTENTS
                                                                         Page
                                     PART I


Item 1.       Description of Business......................................1

Item 2.       Description of Property......................................3

Item 3.       Legal Proceedings............................................8

Item 4.       Submission of Matters to a Vote of Security-Holders......... 11


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.....11

Item 6.       Management's Discussion and Analysis or Plan of Operation....12

Item 7.       Financial Statements.........................................18

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.........................................19

                                    PART III

Item 9.       Directors and Executive Officers.............................20

Item 10.      Executive Compensation.......................................21

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management........................................22

Item 12.      Certain Relationships and Related Transactions...............24

Item 13.      Exhibits, List and Reports on Form 8-K.......................26

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Business Development

     As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated on July 10, 1984 in Ohio as The Canton Corporation, the Company adopted its present name in June 1996. In September 1984, the Company acquired substantially all of the assets of a manufacturing plant located in Canton, Illinois (the "Canton Plant"). Under the direction of prior management, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of Illinois on February 22, 1988. The Company changed its domicile to Nevada on March 9, 1993 through a merger with a Nevada corporation bearing the exact name as the Company. Current management led the Company's exit from bankruptcy on November 7, 1994 pursuant to the Bankruptcy Court's order of the same date.

     Current management obtained controlling ownership of the Company in the second quarter of 1992. Soon after control changed, the Company formed a wholly owned subsidiary, Canton Tire Recycling Corporation, an Illinois corporation ("CTR"), to engage in tire recycling operations at the Canton Plant. CTR began operations on November 5, 1992. During the third quarter of 1993, CTR ceased its tire recycling operations because the recycling process did not achieve the planned level of productivity and profitability. This was in large part due to problems with the tire shredding equipment which did not perform to manufacturer specifications. The Company ceased payment on the shredding equipment which was then reclaimed by the manufacturer. The Company has filed a complaint seeking damages against the manufacturer of this equipment. For more information on this legal proceeding, see "Item 3 - Legal Proceedings." In 1993, the Company changed its operational focus to providing financial consulting services and to acquiring, managing and selling distressed real estate.

     During fiscal year 1996, the Company developed a new division of operations related to the preparation, development and marketing of Internet virtual malls. These operations were conducted through a wholly owned subsidiary known as
CyberMalls, Inc. ("CyberMalls"). An Internet virtual mall is similar to a traditional shopping mall in that it is a central location for marketing goods and services which seeks to maintain a specific mixture of vendors or to develop a centralized theme. Unlike a traditional shopping mall, an Internet virtual mall is accessible via personal computer and consists of the linked home pages of several different business entities, all of which can be accessed through a centralized address on the Internet. The Company made significant expenditures toward the development of CyberMalls including purchasing considerable amounts of computer equipment and hiring a staff of approximately 25 individuals. However, CyberMalls failed to generate any significant revenues and the Company lacked the ability to provide CyberMalls with the cash infusion necessary to successfully operate. On February 25, 1997, the Company discontinued substantially all of CyberMalls' operations. For more information on the development of CyberMalls, its business plan and the Company's decision to terminate CyberMalls' operations, see "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations." With the cessation of CyberMalls' operations, the Company's primary focus continues to be centered around providing financial consulting services and acquiring and managing distressed real estate properties, the Company's primary business activities since 1993.

Business of Issuer

     Through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc., the Company provides a variety of financial consulting services to a wide range of clients. As used herein, the term Company will encompass one or both of these subsidiaries. One of the primary services performed by the Company involves assisting clients in the preparation of corporate documentation. This consists primarily of the drafting of private placement offering documentation for start-up corporations or other private entities in need of capital. The Company also assists clients in the drafting of corporate business plans and documentation necessary to effect mergers and acquisitions. Additionally, the Company helps clients restructure their capital formation and assists with general corporate problem solving.

     Beginning the first half of 1997, the Company will seek to expand its consulting services. Through its wholly owned subsidiary Netinvesting.com, Inc., the Company will attempt to assist publicly-traded corporate clients in disseminating information about their operations and capital stock. The Company intends to offer a public relations package including publishing regular quotations of its clients in national financial publications and designing home pages on the World Wide Web through which clients can publicly disseminate corporate information, press releases and periodic reports filed under the Securities Exchange Act of 1934. Netinvesting.com has retained some of the Company's existing clients and is currently seeking new clients interested in its services.

     Prospective clients for the Company's consulting services are located by the Company's Acquisition Department as well as through advertising and referrals. This department researches various databases and identifies public companies interested in the Company's services. The Company also advertises its services to private entities seeking to raise capital or become public corporations. Referrals by current and previous clients have provided the Company with additional clients. The Company is currently providing consulting services to approximately eight clients. The Company is not dependent upon any one client to generate revenue.

     The Company charges clients monthly or other fees that vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain the Company's services without the use of valuable cash flows. However, accepting stock as compensation occasionally impairs the Company's cash flow. Acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

     Entities from many different industries employ the Company's consulting services and the Company strives to maintain this diversity. The Company primarily targets distressed public companies and private companies seeking to become publicly owned. The decision of accepting a prospective client depends on its financial stability, the type of services needed and the compensation format. A key to the Company's success is management's ability to improve and maintain its client base and successfully liquidate its compensation.

     The remainder of the Company's operations involve the acquisition, management, lease and sale of real estate holdings. Over the past four years, the Company has acquired a wide variety of commercial and residential properties. The Company owns several real estate holdings in Utah and also owns properties in other parts of the United States. The Company seeks to locate and acquire undervalued real estate (which is primarily commercial) with little or no cash down. Once acquired, the Company's real estate holdings are leased. While the Company seeks to generate and maximize rental income through the management and lease of the property, the Company's primary goal is to acquire real estate which will substantially appreciate in value and for which the Company can realize a substantial gain upon disposition. During the 1996 fiscal year and the first fiscal quarter of 1997, the Company or its subsidiaries sold or contracted to sell four real estate holdings. For further information on the Company's real estate holdings, see "Item 2 - Description of Property" and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has one legal proceeding pending which involves the investigation of the Company's compliance with local and state environmental laws and is potentially subject to two other environmental claims by state authorities. The cost and effect of these matters are dependent upon the outcome of the proceedings and investigations which are currently pending with local and state agencies. For further information see "Item 3 - Legal Proceedings." The Company is unable to forecast and can give no assurance as to the outcome and resulting cost of these proceedings and investigations, if any, and the effect they may have on the Company.

     The Company had a total of 29 employees, 25 of whom were full time employees, on March 31, 1997.

ITEM 2.       DESCRIPTION OF PROPERTY

     The Company owns or leases industrial, commercial, warehouse, office, and undeveloped commercial real estate. The acquisition of properties has not been limited to any specific geographic area, but has been dictated by the perceived appreciation potential and terms of financing. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of the fiscal year 1996, the Company owned, leased, or had interests in property in Utah, Illinois, Virginia, West Virginia, Arizona, Nevada and Florida.

     The Company's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. During the past year, the Company has continued to place an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, the Company's policy has been to focus primarily on terms of financing. The Company generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of the Company's common stock, par value $0.001 ("Common Stock"). The Company has been successful in acquiring several properties in this fashion. The Company does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

      There is a risk that the Company may lose control of the properties through foreclosure if enough funds are not derived from the rental income for both the financing and operations. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, the Company does not have sufficient rental revenues to cover the debt service and operating costs of all properties. The Company currently has to use capital from other sources to fund this deficit. Although management hopes to increase the occupancy rates and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made. Of the Company's properties, only the Oasis, Nevada property has a book value amounting to ten percent (10%) or more of the total assets of the Company.

Oasis, Nevada Property

      The Oasis, Nevada property consists of 1,126 acres of mostly vacant land located in Elko County, Nevada. The property was purchased by the Company on December 27, 1995. The purchase also included improvements to the property consisting of a service station, small retail and food service operation, and a mobile home park. Also purchased were the water rights of over sixteen hundred acre feet of water per year. For additional information on this acquisition, see the Company's Form 8-K filed with the Securities and Exchange Commission on January 11, 1996.

     The property is subject to a trust deed provided by the seller with a current principal balance of $900,000 and a $300,000 promissory note payable to an individual. Under the terms and conditions of the trust deed, during the first three years an interest only payment of $15,750 (7% per annum) is due quarterly. After the third year, the amount of the quarterly payments increases to $31,475 which includes both interest payments and principal reductions. The entire unpaid principal balance and accrued interest become due and payable on January 1, 2006. There are no pre-payment penalties and the contract provides for the payoff and reconveyance of specific tracts of land within the parcels covered by the deed. The $300,000 promissory note requires only interest payments at eighteen percent (18%) per annum until the note matures on December 27, 1997. The promissory note contains no penalty for prepayment.
Other than property taxes that will become due and payable, there are no encumbrances on the property.

     The Company intends to develop the property in the future if additional financing can be obtained.

     The federal tax basis of the property is $1,681,325. The facilities are being depreciated by straight line method over a period of 31.5 years. The realty tax rate is .024204 and the annual realty taxes for 1996 were $2,085. The Company is of the opinion that this property is adequately covered by insurance.

                                OTHER PROPERTIES

The Wallace-Bennett Building, Salt Lake City, Utah

     The Wallace-Bennett Building is located at 55-65 West 100 South, Salt Lake City, Utah. The property was purchased by Wasatch Capital Corporation ("Wasatch") on November 29, 1994. The Company owns twenty percent (20%) of the common stock of Wasatch. For additional information on the Company's involvement in Wasatch, see "Item 12 - Certain Relationships and Related Transactions." The building is a 24,000 square foot, turn-of-the-century multi-story office building. Currently, only a portion of the ground floor is rented. The building is adequate for its current uses, but the additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated.

     The property is subject to a promissory note secured by a first trust deed with a principal balance (as of December 31, 1996) of $522,536 and bearing ten percent (10%) interest per annum. Total monthly principal and interest payments are $7,929. The note matures on November 29, 1999 and there are no prepayment provisions. Other than property taxes that will become due and payable, there are no other encumbrances on this property.

     Wasatch has tentative plans to remodel the second, third and fourth floors as either offices or residential condominiums. The cost for either project is estimated to be around $1,000,000 and no financing for this project has been obtained. Salt Lake County has recently completed a new convention center at a cost of over $80,000,000 on the block just to the west of this property. The demand for office and retail space in the downtown Salt Lake City area has increased significantly over the past few years and the new convention center could make the vacant space in the Wallace-Bennett Building more marketable.
The Company is of the opinion that this property is adequately covered by insurance.

     The current occupancy rate for the rentable ground-level space is 100%. A restaurant occupies 2,584 square feet of the building and a retail store occupies 912 square feet of the building. The tenants are responsible for all of their own utilities, except water and sewer. Tenants also pay their pro-rata share of all other operating expenses as well as maintenance, janitorial services, insurance and property taxes. The average effective rental is $9.58 per square foot. Both leases will expire within the next two years. The expiring leases represent $25,980 in annual revenue. It is presently expected that all of the leases will either be renewed or replaced with new tenants.

     The federal tax basis of the property is $766,794. The building is being depreciated by the straight-line method depreciation over a period of 31.5 years. The realty tax rate is .016387 and realty taxes for 1996 totaled $7,934 which were paid in December 1996.

The Plandome Building, Salt Lake City, Utah

     The Plandome Building is located at 69-75 East 400 South, Salt Lake City, Utah. On October 12, 1993, the building was acquired by Canton Industrial Corporation of Salt Lake City ("CICSLC"), a consolidated subsidiary of the Company. This historic three-story building constructed in 1904 contains 15,300 square feet of office and retail space and is eligible to be listed on the National Register of Historic Places. The building is zoned C-3, a commercial use consistent with its current use.

     The property is subject to a first deed of trust with a principal balance of $585,000 as of December 31, 1996. The note secured by the first deed of trust bears interest at nine percent (9%) per annum. Total monthly principal and interest payments are $4,783. The note matures on October 9, 1999 and can be prepaid any time, without penalty. The property is also subject to a second deed of trust with a current principal balance of $100,000, providing for interest at an annual rate of five percent (5%). If there is no prepayment, the amount due on the maturity date (October 1, 1998) will be $100,000 plus accrued interest. The note can be prepaid any time, without penalty. The only other encumbrances on the property are the unpaid 1996 property taxes of $9,238 and unpaid property assessments of $44,242 (portions of which are delinquent as far back as 1991).

     In 1990, the building was substantially renovated to retain its original style. No need for additional renovation or restoration is foreseen and there are no plans to do so at this time. Directly across the street from the Plandome Building, the State of Utah started construction on a new $65 million Court Complex in October 1995. The demand for office and retail space in the downtown Salt Lake City area has increased significantly over the past few years and the opening of the Court Complex should increase demand for office space in the vicinity of the Plandome Building even further. The Company is of the opinion that this property is adequately covered by insurance.

     The present occupancy rate is sixty-nine percent (69%). Two restaurants each occupy more than 10% of the square footage in the building. The major tenants are responsible for all of their utilities except water and sewer. The office space is rented to professional organizations. The average effective annual rental is $7.16 per square foot. All of the leases will expire within the next two years, representing $108,676 in annual revenue. It is presently expected that all of the leases will either be renewed or replaced with new tenants.

       The federal tax basis of the property is $751,962. The building is being depreciated by the straight-line method depreciation over a period of 31.5 years. The realty tax rate is .015448 and realty taxes for 1996 totaled $9,238.

The Parkersburg Terminal, Parkersburg, West Virginia

     The Parkersburg Terminal is located at 516 Camden Street, Parkersburg, West Virginia. The terminal is a former fuel transfer station. The property consists of 4.5 acres on a tributary of the Ohio River and includes a former oil storage facility and a warehouse with office space. The Parkersburg Terminal was purchased by Canton Tire Recycling of West Virginia, Inc. on May 15, 1993 for $808,750. Other than delinquent property taxes of $853, there are no encumbrances on the property. The property has been vacant and unused since its acquisition. The Company is subject to competition in finding tenants or buyers for the property, and there is a substantial likelihood that the property will remain vacant for some time. The Company is of the opinion that this property is adequately covered by insurance.

     The Company has received notices from the West Virginia Division of Environmental Protection (the "WVDEP") indicating that above ground storage tanks and related hardware on the property were leaking unidentified contents into the nearby river. Testing performed on the site indicates that all remaining storage tank contents are crude oil remnants. The test results have been submitted to the WVDEP and the WVDEP has demanded additional testing be conducted with respect to the containment and removal of all waste materials remaining on the site.

The Canton Plant, Canton, Illinois

     The Canton Plant is located at 200 East Elm Street, Canton, Illinois. The Canton Plant was acquired by the Company in 1984. In 1994, the Company sold the Canton Plant for an $825,000 note. No payments were ever made on the note and in May 1995, the Company reacquired the Canton Plant through a mutual release executed with the purchaser. For more information on this transaction see "Item 2 - Description of Property" in the Company's Form 10-KSB for fiscal year ended December 31, 1995. The Canton Plant is a manufacturing and warehousing facility formerly owned by the plow division of International Harvester. Located on the property are brick, steel and glass constructed buildings with 1,290,366 square feet of interior space, including 1,001,472 square feet of industrial space, 236,248 square feet of warehouse space and 52,646 square feet of office space. Portions of the buildings are in disrepair and the property is currently vacant. The site is zoned for industrial use.

     The only encumbrances are accumulated property taxes, penalties, and assessments totaling approximately $286,000 of which portions are delinquent as far back as 1988. The Company is subject to a proceeding with the State of Illinois over the cleanup of tires and toxic paint drums on the property (see "Item 3 - Legal Proceedings"). The Company is exploring a variety of alternative uses for the property. The Company is of the opinion that this property is adequately covered by insurance.

The Canton Building, Salt Lake City, Utah

     The Canton Building is located at 202 West 400 South, Salt Lake City, Utah. In November 1993, the Canton Building was acquired by Canton Industrial Property Management Corporation of Salt Lake City ("CIPMC"), a consolidated subsidiary of the Company. The building is an 18,264 square foot office building, consisting of two stories of interior rentable space with covered ground level parking. The building is constructed of concrete and glass and is suitable for office use. The Canton Building is zoned C-3, a commercial use classification consistent with its current use.

     The property is subject to a first trust deed with a balance (as of December 31, 1996) of $163,874. Interest accrues at an annual rate of nine percent (9%). Monthly principal and interest payments are $1,575. The note matures on November 1, 2003 and can be prepaid at any time without penalty. The property is also subject to a second trust deed with a principal balance of $140,489, providing for interest at an annual rate of nine percent (9%). Total monthly principal and interest payments are $1,350. This note matures on November 1, 2003 and can be prepaid at any time, without penalty. The property is additionally subject to a third trust deed with a current balance of $166,480, providing for interest at an annual rate of eighteen percent (18%). Monthly payments of principal and interest of $5,000 are due on the third trust deed until April 1997 when the monthly payments increase to $10,000 until the note is paid in full. Property taxes and assessments of $7,296 remain unpaid for 1996. The Company is of the opinion that this property is adequately covered by insurance.

     The property is currently subject to a contract of sale. The sale price for the property is $950,000. Closing was originally scheduled for April 1997 but has been extended until July 10, 1997. The sale is contingent upon the buyer acquiring financing and the completion of a due diligence investigation. For more information on the contract for sale, see "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

 268 West 400 South, Salt Lake City, Utah

     The building at 268 West 400 South is currently leased as the Company's headquarters and principal offices. The building has been leased since May 1994 by Canton's Commercial Carpet Corporation ("CCCC"), a consolidated subsidiary of the Company. The lease contains an option to purchase the building for $415,000 which expires May 23, 2004. The Company's monthly lease payments on this building are $4,596. A portion of the current lease payments apply towards the purchase price of the property. As of December 31, 1996, approximately $37,990 in past lease payments may be applied toward the exercise of the option. The 15,600 square foot office building has two stories of office space with ground level parking underneath. The building is constructed of brick and cinder block construction and is suitable for office use. The current use of the building is consistent with its C-3 commercial use zoning classification. The Company occupies 80% of the building with the remaining 20% subleased to an investment company and a communications company. Improvements have been made to the property including carpeting, painting and remodeling the second and third floors. The Company is of the opinion that this property is adequately covered by insurance.

TAC Warehouse, West Jordan, Utah

     The TAC Warehouse is located at 5320 West Wells Park Road, West Jordan, Utah. The building has been leased since June 1993 by TAC, Inc. ("TAC"), a consolidated subsidiary of the Company. The lease contained an option to purchase the entire building for $596,000. TAC exercised the option on June 30, 1996. The building has approximately 60,000 square feet of interior space. Portions of the warehouse lack electricity, heating and other amenities, but are adequate for general warehousing purposes. One hundred percent of the warehouse is currently subleased to other tenants. There is a shortage of industrial and warehouse space in the Salt Lake Valley and the Company feels the occupancy rate will remain high. The Company is of the opinion that this property is adequately covered by insurance.

     On February 7, 1997, TAC executed a Real Estate Purchase Contract proposing the sale of TAC Warehouse for proceeds totaling $1.35 million. Under the Contract, TAC is to receive $200,000 in cash at the closing date with the remaining balance to be paid 90 days after closing. Closing of the Contract was originally scheduled for March 21, 1997, but has been extended until April 18, 1997. Closing is contingent upon the completion of a due diligence investigation by the buyer.

Glendale Plaza, Salt Lake City, Utah

     The Glendale Plaza is located at 1100 South Glendale Drive, Salt Lake City, Utah. The Company currently leases the retail shopping plaza and has an option to purchase the property for $799,000. The option expires August 31, 1998. The monthly lease payments on the Glendale Plaza are $5,663. The Company is entitled to deduct the lease payments from the option price. The Company also may extend the lease for an additional three years. The property contains 76,831 square feet of rentable retail space and approximately 51% is subleased to tenants. One tenant leases more than 10% of the rentable space. The Glendale Plaza generates approximately $91,443 in annual rental income and all but one sublease contract will expire within two years. Present plans are to continue to operate the building as a retail shopping plaza and to increase the occupancy rate. No major renovations, improvements or development plans have been made for this property. Property taxes and assessments of $7,660 remain unpaid for 1996. The Company is of the opinion that this property is adequately covered by insurance.

KMC Plant, Cheriton, Virginia

     The former KMC food plant and warehouse ("KMC Plant") is located in the vicinity of Cheriton, Virginia. In 1993, the Company acquired all of the outstanding capital stock of KMC Foods, Inc. At that time, KMC Foods owned a note in the amount of $353,000 bearing interest at twelve percent (12%) secured by a deed of trust on the KMC Plant and a second note receivable in the amount of $122,000. Payment on the notes was not made and KMC Foods therefore foreclosed on the property. The property was purchased by Diversified Holdings XIX, Inc., a wholly owned subsidiary of the Company on August 2, 1996.

     The KMC Plant is located on approximately 65 acres and has railroad spur access with the Penn Central Railroad. The property has structures for the manufacture, storage and distribution of food products. The property is zoned for industrial use. The KMC Plant has been vacant and unused since the note was acquired and is in disrepair. The property is subject to an environmental impact investigation by the Virginia State Water Control Board and related agencies (see "Item 3. Legal Proceedings - Possible Actions by Governmental Authorities"). Aside from potential environmental claims, there are no known encumbrances on the property.

     The Company does not plan to renovate, restore or improve the property and intends to attempt to lease or sell the property as is. There appears to be limited market demand for this property, so there is a substantial likelihood that the property will remain vacant for some time. The Company is of the opinion that the property is adequately insured.

Canton's Wild Horse Ranch II, Inc. Tucson, Arizona

     In August 1994 the Company acquired 13.22 acres of raw, unimproved land located in Pima County, Tuscon, Arizona. The property is subject to a Deed of Trust with a current balance of $53,868, providing for interest at an annual rate of eight percent (8%). Total monthly principal and interest payments are $825. A balloon payment of approximately $41,785 plus accrued interest is due in March 1999. The only other encumbrances on the property are the unpaid 1996 property taxes of $1,811 and restrictive covenants placed upon any future development of the land pertaining to the number of dwellings and the style of the buildings. The Company is of the opinion that this property is adequately covered by insurance.

Box Elder County, Utah Property

     In August 1996, the Company purchased 1,920 acres of raw land located in Box Elder County, Utah. The property is subject to a trust deed in the amount of 50,000 which provides for interest at a rate of seven percent (7%) with monthly payments of $471. The note is due November 2004. There are no other encumbrances on the property.

Brian Head, Utah Condominiums

     In August 1996, the Company purchased two condominium units located at a ski resort in Southern Utah. The first unit was purchased for $35,500 and is subject to trust deed in the amount of $32,151 bearing an interest rate of nine and one-half percent (9.5%) . The second unit was purchased for $40,500 and is subject to a trust deed in the amount of $34,873 bearing an interest rate of eight and one-quarter percent (8.25%). Monthly payments on the first unit are $309 and monthly payments on the second unit are $389. There are no prepayment penalties. Other than the trust deeds, there are no encumbrances on the properties. The Company has contracted with a management firm who rents the units on a short-term basis.

Venice Automall, Sarasota County, Florida

     In July 1996, the Company purchased 100% of the outstanding stock of Venice Automall, Inc., a Florida corporation which owns and operates an auto mall facility in Sarasota County, Florida. The mall consists of two buildings which total 7,241 square feet and the property is 60% leased. The property is subject to a trust deed payable to bank of $423,213 which bears interest at a rate of 9.625% per annum and provides for payments of $4,367 per month. The trust deed is due in July 1997 and the Company is currently in the process of refinancing the property.

ITEM 3.       LEGAL PROCEEDINGS

     The following are material pending cases involving the Company:

     Keck, Mahin & Cate vs. The Canton Industrial Corporation - Keck, Mahin & Cate ("Keck") filed an action in the Tenth Judicial Circuit, State of Illinois, Peoria County on July 16, 1991. The action was for the recovery of attorney fees incurred in representing the Company in bankruptcy proceedings. On January 13, 1992, the Court entered a judgment against the Company for $85,791. The judgment remains unsatisfied.

     State of Illinois vs. The Canton Industrial Corporation - This action was filed in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case Number 93MR45, in September 1993. The action sought environmental cleanup of the Company's Canton Plant in Canton, Illinois, including the removal of accumulated tires and paint drums. For more information on the Canton Plant, see "Item 2 - Description of Property" and "Item 1 - Description of Business." All tires have since been removed from the site by contractors hired by both the Company and the Illinois Environmental Protection Agency ("IEPA"). However, paint drums remain on the site and the State is claiming that additional cleanup work remains to be done. The State filed a motion to enter a final order closing the case upon the Company's payment of existing fines of $14,000 within 60 days, but the State has since withdrawn the motion. The State has filed a separate action before the Illinois Pollution Control Board (PCB Number 97-8, Enforcement) seeking to recover $325,398 as the costs allegedly incurred to remove the tires plus an additional $325,398 as punitive damages. A hearing before the Pollution Control Board was held on March 12, 1997 to determine the extent of the Company's liability. Briefing deadlines indicate that a decision will not be reached before May 1997.

     Xeta Corporation vs. The Canton Industrial Corporation - A suit was originally filed in the Northern District of Oklahoma but that matter was dismissed based on a lack of jurisdiction. The same suit was refiled on March 8, 1995 in the United States District Court, in the Central District of Utah, Case Number 95CV-218G. Xeta seeks recovery of $116,500 that it contends ATC II, Inc., a Delaware corporation, fraudulently transferred to the Company to avoid payment of a judgment held by Xeta against ATC II. Canton Financial Services Corporation ("CFSC"), a wholly owned subsidiary of the Company, was providing consulting services to ATC II at the time of the transfers attacked by Xeta. Richard Surber and Gerald Curtis, both former officers of ATC II, are also named as individual defendants. The Company has responded that it provided bona fide services to ATC II and that the bulk of the funds were used for operating expenditures of ATC
II. It is also believed that the expenditures were all incurred in the best business interest of ATC II. Xeta's Motion for Summary Judgment has been granted as to CyberAmerica awarding judgment to Xeta in the amount of $116,500. Xeta's Motion for Summary Judgment was denied as to the individual defendants, Surber and Curtis. This judgment as to the Company has been finalized and an appeal thereof is pending before the Tenth Circuit Court of Appeals.

     The Canton Industrial Corporation and Canton Industrial of Salt Lake City vs. Delamr A. Janovec and KLH Engineering Group, Inc. - This suit was filed on April 19, 1995 in the United States District Court, in the Central District of Utah, Civil Case Number 2:95 CV 363G. The Company filed suit seeking enforcement of the August 31, 1994 Settlement Agreement and Mutual Release to which the
Company, Janovec and KLH were parties. Court ordered pre-trial mediation resulted in an agreement between the parties. Pursuant to the agreement, 9.5 million shares of the stock of Ameriresources Technologies Inc. (the new name of KLH) were delivered to the Company as settlement of the litigation.

     Vincent Liotta vs. Joseph Roberts & Co., et al. - A complaint was filed by Liotta in the United States District Court for the Eastern District of New York, Civil Case Number CV-95-1659. The allegations relate to Mr. Liotta's purchase the common stock of ATC II, Inc. from his broker-dealer and allege damages of $46,000. The Company is named as a defendant based upon consulting work performed on behalf of ATC II by CFSC which Liotta alleges was instrumental in his purchase of the stock. Also named as defendants are CFSC, ATC II, Inc., Allen Wolfson (a control person of the Company) and John Does 1-9. Answers have been filed on behalf of the Company and CFSC that deny any involvement in the underlying transactions. The court granted approval allowing the plaintiff to take the case to an arbitration hearing before a board appointed by the NASD. This Board heard Liotta's case as to the Company and CFSC on March 20, 1997. No decision has yet been announced to the parties.

     CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - Suit was filed by the Company in the United States District Court, Central District of Utah, Civil Case Number 2:95 CV 651S on July 14, 1995. The Utah court dismissed the case based upon Jurisdictional issues. A suit seeking the same recovery was filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as File Number 97L 000369. The claim is based upon Canton Tire Recycling Corporation's contractual relationship related to the lease of tire shredding equipment from the defendants which the Company believes did not perform according to the warranties and representations made by the defendants at the time. Canton Tire was a wholly owned subsidiary of the Company which assigned its cause of action to the Company in July 1995. The complaint seeks damages for (1) breach of contract, (2) intentional misrepresentation, (3) negligent misrepresentation, (4) breach of express warranty and (5) breach of implied warranty. The Company is seeking damages in an amount of not less than $1 million. The defendants filed a Motion to Dismiss the Complaint and the Motion is set for hearing in June 1997.

     KMC Foods, Inc. vs. Potomac Engineering Management Systems Co. ("PEMSCO") - KMC Foods, Inc., a subsidiary of the Company, filed a Motion for Relief from the Automatic Stay in PEMSCO's Chapter 11 bankruptcy case filed in the United States Bankruptcy Court for the Eastern District of Virginia, Norfolk Division, Case Number 95-23691-DHA. The Court granted the Motion and in August 1996, KMC foreclosed its secured interest in real property located in Cheriton, Virginia which was owned by PEMSCO. The rights to the property were taken by Diversified Holdings XIX, Inc., a wholly owned subsidiary of the Company, in the foreclosure sale. Past due taxes and costs of the sale were paid in March 1997 and the deed is expected to be recorded within thirty days.

     Key L.C. Corporation vs. Paragon Capital Corporation, Allen Z. Wolfson, CyberAmerica Corporation and Robert J. D'Aleo - On December 18, 1996, Key L. C., a Utah limited liability company, filed suit in the Federal District Court for the Central Division of the State of Utah, Case Number 2:96 CV 1054B. The Complaint alleges that each of the named defendants violated the Securities Exchange Act of 1934 in the sale of stock in CyberAmerica to the plaintiff. Paragon is a broker dealer, D'Aleo is the individual broker who handled Key's account and Wolfson is alleged to have been acting as an agent for CyberAmerica. Damages are alleged in the amount of $291,682, the purchase price of 214,900 shares of CyberAmerica stock purchased between September 4, 1996 and October 3, 1996. CyberAmerica has filed a Motion to Dismiss the Complaint for failure to state a cause of action as to CyberAmerica under the Exchange Act of 1934 and the Private Securities Litigation Reform Act. This Motion is pending before the trial court. All parties have made an appearance.

     Canton Financial Services Corporation vs. Pacific Stock Transfer Company - Suit was filed by CFSC against Pacific Stock Transfer in the District Court of Clark County, Nevada, Case Number A365081. CFSC seeks to secure the lifting of the restrictive legend on 325,214 shares of stock in Air Vegas Enterprises, Inc. Pacific has responded contending that the shares were previously canceled by the unilateral action of the board of directors of Air Vegas. CFSC seeks relief under ss.104.8403(2) of the Nevada statutes and all fees and costs incurred in the suit. Local counsel has been retained in Las Vegas and the process of pre-trial discovery and motions is ongoing.

     Canton Financial Services Corporation vs. The Renno Group, Inc. - Suit was filed by CFSC in the United States District Court for the Middle District of Florida, Tampa Division, Case Number 96-2367-CIV-T-24-E. CFSC seeks recovery of funds and stock due to CFSC pursuant to the terms of a consulting agreement between the parties. By means of the agreement, the defendant retained the services of CFSC to assist in the merger of defendant and a third party. This merger was completed and Renno refused to convey to CFSC the $15,000 cash and 355,029 shares of the common stock of Network Systems International, Inc. (the surviving corporation after the merger) as required under the agreement. Shares in Network were trading at $1.25 a share on March 5, 1997. Pre-trial mediation ordered by the trial court resulted in an award to CFSC in the amount of $192,500. The defendant has appealed this order for a trial by the Court.

     Jardine   Petroleum   Company  vs.  Oasis  Property   Management   Services
Corporation - Action has been filed by Jardine Petroleum in the Third Judicial District Court of Salt Lake County, State of Utah, Case Number 970901787CV,
against  Oasis  Property   Management  Services   Corporation,   a  consolidated
subsidiary of the Company ("OPMSC"), for the collection of $41,000 in billings for delivered gasoline. OPMSC was the initial manager of a gas station and convenience store located on the Oasis, Nevada property. The gas station was subsequently leased to and operated by a Tenant of OPMSC. OPMSC had previously executed a credit application that was not released at the time the tenant began operating the gas station. Jardine has asserted full liability on the part of OPMSC and indicated a willingness to discuss terms of repayment. Efforts are being made by OPMSC to resolve the matter.

     State of Delaware vs. KMC Foods, Inc. - The Division of Revenue of the Department of Finance for the State of Delaware has sent a claim in excess of $300,000 for taxes allegedly due based upon the gross revenues of KMC Foods, Inc., a subsidiary of the Company, for the tax period of April 1, 1989 through March 31, 1992. This entire period is prior to the purchase of KMC by the Company. Prior management has assured the Company that the Delaware tax does not apply as all sales of products were outside of the state of Delaware. A protest of the tax has been filed and a Motion for Summary Judgment has been filed with the Tax Appeal Board on behalf of KMC by local counsel.

Possible Actions by Governmental Authorities

     Virginia Property - Prior to its purchase by the Company, KMC Foods, Inc. operated a food processing plant in Cheriton Virginia. For a full description of this property, see "Item 2 - Description of Property." KMC sold the property to Potomac Engineering Management Systems Co. ("PEMSCO") and retained a secured interest in the property. During August 1996, KMC foreclosed on the property and title was purchased by Diversified Holdings XIX, Inc., a wholly owned subsidiary of the Company. The Virginia State Water Control Board has required the preparation of a Site Characterization Report on the site involving alleged contamination from underground storage tanks. KMC did not have possession or control of the property from the time of its conveyance to PEMSCO and was unable to conduct the testing requested by the State of Virginia. Diversified Holdings XIX, Inc., a wholly owned subsidiary of the Company, holds title to the property and will be required to respond to the State's requests regarding the property.

     West Virginia Property - Title to the property located in the city of Parkersburg, West Virginia is held by Canton Tire Recycling of West Virginia, Inc., a wholly owned subsidiary of the Company. For a description of this property, see "Item 2 - Description of Property." The West Virginia Division of Environmental Protection has sent the Company notices alleging violations regarding the tanks and related hardware leaking unidentified contents onto the ground and into the nearby river. Testing on the site indicates that all remaining tank contents are crude oil remnants and those test results have been submitted to the state authorities. Additional testing and work to remove waste from the site is pending cost analysis and approval of state authorities.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 1996, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Boston Stock Exchange under the symbol "CYA" and on the OTC Bulletin Board under the symbol "CYAA." The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the Boston Stock Exchange for each quarter of 1995 and 1996, and the first quarter of 1997:

                               Quarter         High             Low
                               -------         ----             ---
                  1995         First           $0.53            $0.34
                  ----
                               Second          $0.65            $0.60
                               Third           $0.51            $0.42
                               Fourth          $2.31            $0.50

                               Quarter         High             Low
                               -------         ----             ---
                  1996         First           $2.44            $0.94
                  ----
                               Second          $4.25            $1.06
                               Third           $2.37            $1.06
                               Fourth          $1.37            $0.12

                               Quarter         High             Low
                               -------         ----             ---
                  1997         First           $0.41            $0.15
                  ----


     On March 31, 1997, the closing bid and ask price for the Common Stock was $0.19 and $0.26, respectively.

     On October 12, 1992, the Company effected a 1:4 reverse split of the outstanding shares of its common stock, par value $0.001 per share ("Common Stock"), pursuant to a special meeting of the Company's shareholders. On April 28, 1993, the Company's shareholders and board of directors voted to increase the number of shares of Common Stock authorized for issuance to 100,000,000 shares and further authorized the issuance of 20,000,000 preferred shares, par value $0.001 per share. On May 24, 1994, the Company's shareholders approved a proposal to increase the number of shares of Common Stock authorized for issuance from 100,000,000 to 200,000,000 shares as well as a proposal to effect a 1:10 reverse split of the Common Stock. The increase in authorized shares became effective on or about July 26, 1994, while the 1:10 reverse stock split was effective on August 1, 1994.

Shareholders

     As of March 31, 1997 there were approximately 810 shareholders of record holding a total of 9,725,389 shares of Common Stock.

Dividends

     There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

     On March 4, 1996, the Company declared a property dividend consisting of one share of the common stock of both Oasis Hotel, Resort & Casino I, Inc. and Oasis Hotel, Resort & Casino II, Inc. for every 100 shares of the Company's common stock owned as of the March 27, 1996 record date. The dividend was paid on May 15, 1996. Every entity owning less than 100 shares of the Company's Common Stock as of the record date received one share of common stock in each corporation.

     On March 21, 1996, the Company declared a property dividend consisting of one share of the common stock of both Zahav, Inc. and Cyber Information, Inc. for every 100 shares of the Company's common stock owned as of the April 23, 1996 record date. This dividend was paid on June 1, 1996. Every entity owning less than 100 shares of the Company's Common Stock as of the record date received one share of each corporation's common stock. The Company has requested its shareholders who received the Cyber Information dividend to return their respective stock certificates so that a restrictive legend could be affixed. The Company also gave their shareholders the right to receive the cash equivalent of $0.02 per share of Cyber Information in lieu of retaining the certificate.

     On June 14, 1996, the Company declared a property dividend consisting of one share of the common stock of INFOTECH International, Inc., or the cash equivalent of such stock, for every 100 shares of the Company's Common Stock owned as of the June 24, 1996 record date. On October 25, 1996, the Company restated the dividend's terms. A dividend of $0.02 for every 100 shares of the Company's Common Stock shall be paid to each shareholder of record as of June 24, 1996 in lieu of the shares of stock previously declared. Shareholders owning less than 100 shares of Common Stock shall also receive a $0.02 dividend. The Company has not yet declared the payable date for distribution. This dividend represents the only cash dividend declared on the Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company recorded a net loss of $2,049,413 for the fiscal year ended December 31, 1996. This significant loss was partially attributable to capital expenditures and salary costs incurred with respect to the Company's wholly owned subsidiary, CyberMalls, Inc. CyberMalls was incorporated by the Company in 1996 to design, develop, and market Internet virtual malls. As discussed in "Item 1 - Description of Business," a virtual mall is a central address on the Internet used to market the goods and services of vendors which consists of the inter-linked home pages of several different business entities. CyberMalls' business plan consisted of soliciting entities interested in owning, managing and marketing Internet virtual malls with a specific theme or industry niche. CyberMalls would develop ideas for the Internet marketing of products and services with a common theme. CyberMalls would then transfer to its customers a corporation owning a name and Uniform Resource Locator Number (more commonly known as an Internet address) indicating the theme mall the purchaser was to develop. CyberMalls would also transfer to the purchaser a contract obligating CyberMalls to provide the ongoing support and maintenance necessary for the purchaser to establish a viable Internet virtual mall including the use of CyberMalls' computer programmers, graphic artists, and writers. The purchaser of the mall was to be responsible for marketing and leasing the space on the Internet virtual mall to providers of retail products and services.

     CyberMalls also planned to develop a search engine on the Internet and related proprietary software known as WebSafariTM. WebSafariTM, which was to be used in connection with the development and marketing of the Company's Internet virtual malls, was designed to be a search engine specifically limited to databases involving the sale of products or services over the Internet. CyberMalls intended to market WebSafariTM to purchasers and potential purchasers of its Internet virtual malls.

     Since CyberMalls was a start-up venture with limited capitalization, the Company advanced most of the expenses necessary to commence CyberMalls' operations. The Company incurred expenses of $526,160 related to the development of its CyberMalls division, including the development of WebSafariTM. Fifteen percent (15%) of this amount involved capital expenditures for computer hardware, software and data connection lines. Sixty-seven percent (67%) of this total represented salaries of the 20 to 25 employees CyberMalls employed to effect its business plan. The remaining 18% were selling and miscellaneous general and administrative expenses.

     During the 1996 fiscal year, CyberMalls sold five Internet virtual malls to purchasers involved in industries such as sports, music, health and travel. The consideration for the sale of each Internet virtual mall involved some combination of the following: proceeds of equity financing to be subsequently obtained by the purchaser; a fixed percentage of the revenues ultimately generated by the purchaser's Internet virtual mall; shares of the purchaser's common stock; and unsecured promissory notes.

     As of the fourth fiscal quarter of 1996, none of the purchasers of the Company's Internet virtual malls had taken material steps toward obtaining equity financing or developing the malls as viable entities. Accordingly, CyberMalls had been unable to realize any cash from its sale of Internet virtual malls. CyberMalls was in need of an immediate cash infusion to sustain its operations and to continue to provide services to the purchasers of its malls. At the same time, the Company was experiencing its own cash flow shortfalls resulting from the Company's operating losses and its inability to raise sufficient capital through private equity offerings. This impaired the Company's ability to advance further funds to CyberMalls. In late October 1996, CyberMalls began downsizing its staff as a cost reducing measure. By December 31, 1996, CyberMalls staff had been reduced to seven employees.

     On February 25, 1997, the Company's board of directors decided to permanently discontinue the operations of CyberMalls. The Company's management made this decision based on its belief that the expenditures necessary to continue competing in the highly competitive market of Internet commerce would earn a higher rate of return if invested in other segments of the Company's business. The Company is attempting to liquidate CyberMalls' assets in an effort to mitigate losses incurred as a result of advancements made to CyberMalls. This includes selling proprietary information related to the development of WebSafariTM and equipment or software purchased by CyberMalls. The Company is currently leasing some of the equipment previously purchased by CyberMalls to another corporation. The Company recorded a loss of $526,160 on its financial statements for the fiscal year ended December 31, 1996 to account for its investment in CyberMalls.

     The Company is in the process of terminating the contracts pursuant to which it sold Internet virtual malls based on non-performance by the respective purchasers. The Company is currently investigating whether or not it has any claims against those entities for breaching the payment terms of the respective contracts. The Company will pursue any such claims to the extent its management determines that such action is in the Company's best interest.

     With the discontinuation of CyberMalls' operations, the Company's primary focus continues to be centered around providing financial consulting services and investing in undervalued real estate. Consulting services are provided through the Company's subsidiaries, Canton Financial Services Corporation and Hudson Consulting Group, Inc. As used in this Item and unless the context indicates otherwise, the term "Company" shall also incorporate one or both of these subsidiaries. The types of consulting services the Company provides for its clients include: document preparation, capital formation, financial analysis, debt settlement and general corporate problem solving. The Company targets distressed public corporations and private corporations seeking to become publicly owned.

     The Company generates revenues through consulting fees payable in the client's equity, cash, other assets or some combination of the three. The primary form of compensation received by the Company involves the equity securities of its clients. When payment is made in the form of equity, the number of shares to be paid is dependent upon the price of the client's common stock (if such price is available) and the consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half of the stock's bid price, which accounts for the fact that most of the equity received as payment by the Company is restricted as to resale. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be compensated and to make a return on the payments for its services.

     The Company generates a substantial portion of its cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are closely tied to the price of its clients' securities. A decline in the market price of a client's stock can greatly effect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. A significant part of the Company's net loss during the fiscal year ended December 31, 1996 is attributable to a market value decline in several investment securities previously issued to the Company as consulting fees. The Company recorded $447,513 as an expense to reflect permanent declines in the value of the Company's investment securities. The Company has additional, unrealized losses from investment securities available for sale of $606,234 which are reflected in the Company's Shareholders' Equity.

     Since the Company is generally paid for its consulting services through the issuance of its clients' equity, much of which is restricted as to resale, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

     On May 31, 1996, the Company sold a total of 550,000 shares of Common Stock pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Act"). Two hundred and fifty thousand shares of Common Stock were sold to East West Trading Corporation, a corporation organized under the laws of the British Virgin Islands, in exchange for a cash payment of $310,000. The remaining 300,000 shares were sold to Gordon Heywood, a resident of Great Britain, in exchange for a cash payment of $372,000. The Company issued an additional 162,000 pursuant to Regulation S to Prenn Chow Sau Har, a Hong Kong resident, for ongoing consulting services involving locating business opportunities for the Company. Based upon the market price for Common Stock on the day these shares were issued, the Company valued such services at $200,880.

     On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments, N.V., a
corporation organized under the laws of Curacao, Netherlands Antilles ("Legong"). The Debenture was issued pursuant to an Offshore Securities Subscription Agreement. As consideration for issuing the Debenture, the Company received a cash payment of $258,000 from Legong. The Debenture can be converted into the Company's Common Stock at any time prior to maturity at the option of Legong. The conversion price of the Debenture is seventy percent (70%) of the average closing bid prices for the Common Stock during the five days immediately preceding conversion. The Debenture matures on September 16, 1997. At maturity, the Company has the option of paying the face amount of the Debenture plus accrued interest in either cash or shares of Common Stock in accordance with the conversion price set forth above. Interest is payable only at maturity or upon conversion. Interest paid upon conversion only accrues as to the face amount being converted. All Common Stock to be issued either upon conversion or maturity is to be issued pursuant to Regulation S. As of March 31, 1997, $20,000 of the Debenture's face amount has been converted into Common Stock. The remaining $280,000 face amount of the Debenture is convertible into 1,893,944 shares of Common Stock based upon the average closing bid prices on the Common Stock for the five days immediately preceding March 31, 1997. Accordingly, Legong is deemed to have a 13.1% beneficial ownership interest in the Company. For more information on this matter, see "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

     During the fourth  fiscal  quarter of 1995,  four of the  Company's  wholly owned subsidiaries conducted private placement offerings of common stock pursuant to Rule 504 of Regulation D as promulgated under the Act. The four subsidiaries were: TAC, Inc.; Canton Industrial Property Management Corporation of Salt Lake City ("CIPMC"); Canton's Commercial Carpet Corporation ("CCCC"); and Canton Industrial Corporation of Salt Lake City ("CICSLC"). Each
subsidiary's business surrounded the ownership, management, lease and sale of real estate. The motivation behind these offerings was to allow each subsidiary to raise funds sufficient for their financial independence. The offerings were made to a limited number of accredited investors and to employees and consultants of the Company. In the first fiscal quarter of 1997, the Company reacquired the majority of the shares issued pursuant to the offerings conducted by CIPMC, CCCC and CICSLC and plans to cancel the remaining outstanding shares. Accordingly, these three companies will likely resume their status as wholly-owned subsidiaries of the Company.

     During the 1996 fiscal year, the Company also continued issuing shares of its Common Stock pursuant to Section 4(2) of the Act and restricted pursuant to Rule 144 promulgated under the Act. Shares of Common Stock were sold to various investors at prices discounted from prevailing market prices to account for resale restrictions. The proceeds of such sales were utilized to help the Company meet short-term financial obligations. The Company issued 1,121,045 restricted shares of its Common Stock during 1996 for cash payments totaling $1,707,384. The Company also issued 1,050,253 restricted shares of its Common Stock during 1996 in exchange for services rendered by various entities.

     During the fourth fiscal quarter of 1996, the price of the Company's Common Stock dropped precipitously. This has impaired the Company's ability to raise capital through exempt offerings of its securities. As a result, the Company entered contracts to sell certain real estate holdings in an effort to satisfy obligations arising from legal proceedings and to meet other significant cash requirements. For more information on the sale of such properties, see "Item 2 - Description of Property." The Company's management attributes some portion of the decrease in the price of the Company's Common Stock to negative, national publicity the Company received as a result of civil and criminal complaints filed against Allen Wolfson, a consultant and control person of the Company during the 1996 fiscal year. For information on these proceedings, see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

     The Company also underwent a substantial downsizing of its personnel during the fourth fiscal quarter of 1996. Between October 10, 1996 and December 31, 1996, the Company reduced its staff from approximately 70 individuals to approximately 35 individuals. The downsizing was employed as a cost saving measure which allowed the Company to substantially reduce payroll expenses and address its cash flow shortages. The staff reduction also reflected the winding down of the Company's Internet mall services division. As of March 31, 1997, the Company employed 29 individuals.

     One of the services rendered by the Company's financial consulting subsidiaries involves assisting corporations in effecting stock offerings pursuant to certain statutory exemptions. Such offerings require strict adherence to the statutory exemptions upon which the offerings are premised. The Company notifies its clients of the restrictions and provisions specified in the exemptions and relies upon the clients to ensure compliance with the exemptions. Because the Company cannot control the actions of its clients, it is possible that in the event an offering is conducted outside the requirements of appropriate exemptions, the Company could be included in claims by investors. CyberConnect, Inc., a Nevada corporation ("CC"), and CyberDimensions, Inc., a Nevada corporation ("CD"), are majority owned subsidiaries of the Company that conducted offerings of their common stock during the second and third quarters of 1996. The Company has become aware that problems may exist with the manner of these offerings which may require the rescission of the entire offerings. CC and CD have begun to rescind these offerings and are in the process of refunding investments made by shareholders pursuant to these offerings. Approximately $122,117 remains to be paid to those investors as of March 31, 1997.

     The Company has made limited advancements to CC and CD, which are no longer operating entities, to help those subsidiaries rescind their previously conducted offerings and to settle any potential claims which the shareholders of CC and CD may have against those companies. It will continue to assist these subsidiaries to the extent that it has the cash resources to do so. If a determination is made that the offerings were conducted outside the parameters of the appropriate offering exemptions, CC and CD could face potential liability. A possibility exists that the Company could be obliged to cover such shortfalls if CC and CD cannot cover the expenses. This potential uncertainty could have a material effect upon both the short-term and long-term liquidity of the Company.

     There are four pending legal proceedings that could also potentially have a material effect upon the Company's liquidity. The State of Illinois has filed an administrative action against the Company seeking recovery of $325,398 which the State asserts was expended to remove tires from the site of the Company's former tire recycling subsidiary and an identical amount in punitive damages. This administrative proceeding is currently pending. In a separate proceeding, Xeta Corporation has been awarded a $116,500 judgment against the Company as damages for an alleged fraudulent transfer received by the Company from a creditor of Xeta. The Company is currently appealing the United States District Court, District of Utah's grant of Summary Judgment in favor of Xeta. In addition, Key L.C. Corporation has filed a complaint seeking $291,882 in damages against the Company based upon violations of the Securities Exchange Act of 1934. This case is currently pending. Finally, the State of Delaware has assessed a tax in excess of $300,000 upon one of the Company's subsidiaries. The Company is currently appealing this assessment. If the Company is ultimately found liable for damages or payment in any of the above proceedings, it could have a material effect upon the Company's liquidity. For more information on these proceedings, see "Item 3 - Legal Proceedings."

Real Estate Holdings

     The Company manages its real estate holdings in-house and plans to fill vacancies for those holdings. The Company, as of December 31, 1996, had approximately 29% of its commercial space vacant, generated approximately $89,800 in monthly rents, and operated at a gross profit of $4,000 per month. While currently showing a profit on rental operations, the Company still has a negative cash flow due to principal payments on mortgages. The Company continues its real estate operations despite the negative cash flow for two reasons. First, the Company hopes to eliminate the losses by increasing the rental income from the property. Second, the Company purchases real estate primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate cash flow deficit, its goal is that cash sufficient to offset such deficit will be generated upon property disposition, although no such assurances can be given.

     During the 1996 fiscal year and first fiscal quarter of 1997, four consolidated subsidiaries of the Company sold (or entered into real estate contract to sell) parcels of real estate as a means of generating cash flow and settling liabilities.

     On July 2, 1996, CFSC entered into a Stock Purchase Agreement with Premier Sales Corporation ("PSC"), a foreign corporation, pursuant to which CFSC sold PSC its 100% interest in the outstanding capital stock of Cyber Real Estate in exchange for a $1 million promissory note dated that day. The note is due July 2, 1998 and does not bear interest provided that the full $1 million is paid when due. If the full amount is not paid by July 2, 1998, the unpaid principal shall accrue interest at 9% per annum. The note is secured by investment securities pledged by the purchaser. Cyber Real Estate's sole asset consists of a dormitory facility located in Dekalb, Illinois. Cyber Real Estate originally acquired the Dekalb property on February 20, 1996 by issuing 825,000 shares of its preferred stock and assuming a $275,000 mortgage on the property.

     On November 20, 1996, Investment Sanctuary Corporation, a Utah corporation ("ISC") and consolidated subsidiary of the Company, sold its 50% interest in the sixth floor of a commercial building located at 68 South Main Street, Salt Lake City, Utah and known as the McIntyre Building. ISC received a cash payment of $91,270 from this transaction. The Company had acquired all of the outstanding capital stock of ISC pursuant to a Stock Exchange Agreement it executed with Richard Surber, who previously owned 100% of ISC. Mr. Surber is also the Company's president, chief executive officer and director. For more information on this Stock Exchange Agreement, see "Item 12 - Certain Relationships and Related Transactions." The interest in the sixth floor of the McIntyre Building represented the only asset owned by ISC at the time it was acquired by the Company. The Company recorded a gain of $49,575 on its consolidated financial statements as a result of this transaction.

     On February 7, 1997, TAC, Inc., a consolidated subsidiary of the Company, executed a Real Estate Purchase Contract proposing the sale its 60,000 square foot commercial warehouse and underlying 3.5 acres of real estate located at 5280 West Wells Park Road, Salt Lake City, Utah. Under the Contract, TAC is to receive proceeds totaling $1.35 million and net cash proceeds of approximately $632,000. TAC is to receive $200,000 in cash at the closing with the remaining balance to be paid 90 days after closing. TAC acquired the TAC Warehouse on June 28, 1996 through its exercise of an option under the terms of a lease. TAC exercised this option though the payment of $293,394 and the assumption of a $306,456 mortgage on the property.

     On February 11, 1997, Canton Industrial Properties Management Corporation of Salt Lake City ("CIPMC"), a consolidated subsidiary of the Company, executed a Real Estate Purchase Contract. The Contract covers the proposed sale of real property located at 202 West 400 South, Salt Lake City, Utah and consisting of an 18,000 square foot office building and covered parking lot. The sale price for the property is $950,000 and upon sale CIPMC should receive net cash proceeds of approximately $431,000. Closing was originally scheduled for April 1997 but has been extended until July 10, 1997. The sale is contingent upon the buyer acquiring financing and the completion of a due diligence investigation.

     The Company is continually searching for additional properties. The amount the Company is willing to pay for a property is determined by management. The criteria for purchasing properties is broad. Management's determination of value and the terms of financing are critical factors in the Company's decision to purchase properties. The Company generally searches for properties that it believes are undervalued and can be financed by assuming an existing mortgage along with the issuance of equity securities or a nominal amount of cash as the down payment. This method of financing real estate purchases has been utilized to preserve the Company's cash flows. The Company has been successful in acquiring several properties using this method of financing.

Results of Operations

     Revenues for 1996 were $2,655,482 compared to $2,049,068, an increase of 30%. This increase was primarily due to the expansion of the Financial Consulting Division and the Real Estate Division whose revenues went up 11% and 71%, respectively. During 1996, the Company actively sought to increase the occupancy rates of its real estate holdings, and event which contributed to the substantial increase in rental revenue.

     Costs of revenues soared 69% from $1,255,374 in 1995 to $2,120,837 in 1996.
The Company incurred $1,562,936 in payroll and payroll related taxes, of which CyberMalls' payroll expenses accounted for $351,178. Costs of revenue from the real estate operations accounted for $502,125. As a result of the dramatic increase in costs of revenue, costs of revenue as a percentage of sales was 80% for 1996 compared to 61% in 1995. Gross Profit was $534,645 for 1996 compared to $794,594 for 1995.

     Selling, general, and administrative expenses for 1996 increased to $2,444,400 from 1,300,226 for 1995. One of the factors behind this increase is the bad debt expenses in the amount of $233,261 during 1996 compared to zero during 1995. This was primarily attributable to separate promissory notes of $75,600 held by two of the Company's subsidiaries. The Company now believes that these notes may be uncollectible and is investigating its legal rights with respect to collecting on the notes. In addition, the Company incurred $781,797 in consulting expenses during 1996 through issuance of Common Stock and cash. Property taxes, depreciation expenses, rental expenses, investor/public relations expenses, and office supplies accounted for another $793,529.

     Operating losses were 1,909,755 and $505,632 for the years ended December 31, 1996 and 1995, respectively.

     Interest income dropped precipitously from $86,565 in 1995 to $4,663 in 1996. The collection of an interest-bearing note receivable during the first quarter of 1996 accounted for the majority of this decline. Interest expenses were $213,141 for 1996 compared to $123,137 for 1995. During 1996, the Company purchased additional property by assuming mortgages payable on the property. As a result, interest expenses increased substantially.

     The Company incurred a gain from investment securities in the amount of $59,355 during 1996. During 1995, the Company realized $73,425 in gain from investment securities. In 1996, permanent decline in value of the Company's investment securities was $447,513..

     In 1996, the Company realized a gain from the issuance of shares by subsidiaries in the amount of $272,848 compared to $151,966 in 1995.

Capital Resources and Liquidity

     The Company continued to suffer from a working capital deficiency, which increased to $962,296 as of December 31, 1996 from $834,294 at the end of 1995. The increase is primarily due to the following factors: (1) the write-off of uncollectible consulting fees; (2) significant investments in CyberMalls which drained the Company's resources; (3) the write-down of investment securities that suffered permanent decline during fiscal year ended December 31, 1996.

     Total stockholders' equity decreased slightly from $3,370,814 as of December 31, 1995 to $3,348,347 as of December 31, 1996. Net loss during 1996 is offset by the increase in additional paid-in capital from issuance of the Common Stock to employees and consultants for services rendered and to investors for cash and promissory notes

ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 1996 are attached hereto as pages F-1 through F-25.







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet December 31, 1996.................................F-3

Consolidated Statements of Operations December 31, 1996 and 1995.............F-5

Consolidated Statements of Shareholder's Equity December 31, 1996 and 1995...F-7

Consolidated Statements of Cash Flows December 31, 1996 and 1995.............F-8

Notes to Consolidated Financial Statements December 31, 1996 and 1995........F-9

Independent Auditors' Report on Other Information...........................F-24

Schedules

V        Property, Plant and Equipment......................................F-25

VI       Accumulated Depreciation of Property, Plant and Equipment..........F-26

ANDERSEN ANDERSEN & STRONG, L. C.
-------------------------------------             941 East 3300 South, Suite 202
Certified Public Accountants and Business Consultants   Salt Lake City, UT 84106
Member SEC Practice Section of the AICPA                Telephone: (801)486-0096
                                                              Fax: (801)486-0098
                                                     E-Mail: K Anderson @msn.com

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
CyberAmerica Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of CyberAmerica Corporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholder's equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberAmerica Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


/s/ Anderson, Anderson & Strong
Salt Lake City, Utah
April 14, 1997

         A member of ACF International with affiliated offices worldwide

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 1996

ASSETS
CURRENT ASSETS
   Cash ......................................................       $    78,368
   Accounts receivable - trade
       (Net of allowance for bad debt of $189,097) ...........         1,039,807
   Accounts receivable - related parties .....................           230,933
   Accounts receivable - other ...............................           337,508
                                                                     -----------
   Receivable - brokerage account ............................               585
   Note receivable - current (Note 12) .......................            12,000
   Prepaid expenses ..........................................            55,654
   Securities available for sale (Note 11) ...................           649,460
                                                                     -----------
TOTAL CURRENT ASSETS .........................................         2,404,315
PROPERTY AND EQUIPMENT
   Schedules V and VI ........................................         7,170,312

OTHER ASSETS
   Investment securities at cost (Note 11) ...................           176,910
   Notes receivable - net of current (Note 12) ...............            36,000
   Investments - other .......................................           255,653
   Deposits ..................................................            35,162
   Trade credits .............................................           170,961
                                                                     -----------
   Other assets ..............................................             9,304
                                                                     -----------
TOTAL OTHER ASSETS ...........................................           683,990

TOTAL ASSETS .................................................       $10,258,617
                                                                     ===========

                See notes to consolidated financial statements.
                                      F-4

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS(Continued)
                                December 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable-trade ......................................   $    294,887
   Accounts payable - related parties ..........................         86,091
   Accrued liabilities
     Interest ..................................................         19,788
     Real estate taxes and assessments (Note 8) ................        368,957
     Payroll and related taxes payable .........................        165,616
     EPA liabilities ...........................................        325,398
     Refundable deposits .......................................         31,006
     Refund to investors .......................................        177,614
     Other .....................................................        159,207
   Debenture payable (Note 9) ..................................        290,000
   Current maturities of long-term debt (Note 5) ...............      1,430,456
   Current maturities of capitalized lease (Note 6) ............         17,591
                                                                   ------------

TOTAL CURRENT LIABILITIES ......................................      3,366,611
LONG-TERM LIABILITIES
   Long-term debt, less current portion (Note 5) ...............      2,840,342
                                                                   ------------
   Long-term capitalized lease, less current portion (Note 6) ..        359,419
                                                                   ------------
TOTAL LONG-TERM LIABILITIES ....................................      3,199,761
CONTINGENCIES (Note 14) ........................................           --
MINORITY INTEREST ..............................................        343,898
SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued ........................           --
   Common stock par value $.001; 200,000,000
     shares authorized; 9,484,557 shares issued ................          9,485
   Additional paid-in capital ..................................     14,058,256
   Accumulated deficit .........................................    (10,113,160)
   Unrealized loss from securities available for sale ..........       (606,234)
                                                                   ------------
TOTAL SHAREHOLDERS' EQUITY .....................................      3,348,347
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................   $ 10,258,617
                                                                   ============
                See notes to consolidated financial statements.
                                      F-5

                            CYBERAMERICA CORPORATION
             (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1996 and 1995

                                                        1996            1995
                                                   -------------      ---------
REVENUE
   Consulting revenue ............................   $ 1,927,224    $ 1,742,679
   Rental revenue ................................       492,513        287,215
   Other revenue .................................       235,745         26,074
                                                     -----------    -----------
TOTAL REVENUE ....................................     2,655,482      2,049,968
COSTS OF REVENUE
   Costs associated with consulting revenue ......     1,562,936        940,280
   Costs associated with rental revenue ..........       502,125        302,612
   Costs associated with other revenue ...........        55,776         12,482
                                                     -----------    -----------
TOTAL COSTS OF REVENUE ...........................     2,120,837      1,255,374
                                                     -----------    -----------
GROSS PROFIT (LOSS) ..............................       534,645        794,594
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....     2,424,400      1,167,383
   Environmental cleanup .........................        20,000        132,843
                                                     -----------    -----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE ........     2,444,400      1,300,226
OPERATING LOSS ...................................   $(1,909,755)   $  (505,632)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income ...............................         4,663         86,565
   Interest expense ..............................      (213,141)      (123,137)
   Gain (loss) from sale of assets ...............        15,652         71,660
   Gain (loss) from investment securities ........        59,335         73,425
   Gain from issuance of shares by subsidiary ....       272,848        151,966
   Unrealized loss from securities ...............      (447,513)          --
   Gain from disposal of subsidiary ..............          --           70,544
   Other income (expenses) .......................        31,857        217,420
                                                     -----------    -----------
TOTAL OTHER INCOME (EXPENSES) ....................      (276,299)       548,443
                                                     -----------    -----------
INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND OTHER ITEMS .....................    (2,186,054)        42,811

DISCONTINUED OPERATIONS:
   Gain from discontinued operations .............          --           23,912
                                                     -----------    -----------

INCOME (LOSS)  BEFORE INCOME TAXES,
 EXTRAORDINARY ITEMS, AND MINORITY INTEREST ......    (2,186,054)        66,723
 PROVISION FOR INCOME TAXES ......................          --             --
                                                     -----------    -----------
                See notes to consolidated financial statements.
                                      F-6

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     Years Ended December 31, 1996 and 1995


INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .........    (2,186,054)        66,723
AND MINORITY INTEREST:
   Gain from extinguishment of debt ..............          --           13,454
   Loss on foreclosure (Note 17) .................          --         (562,406)
                                                     -----------    -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST .......    (2,186,054)      (482,229)
                                                                    -----------

MINORITY INTEREST IN LOSS ........................       136,641         63,500
                                                     -----------    -----------

NET INCOME (LOSS) ................................   $(2,049,413)   $  (418,729)
                                                     ===========    ===========

INCOME (LOSS) PER COMMON SHARE
   Gain (loss) before discontinued operations
     and other items .............................   $      (.28)   $       .01
   Gain from discontinued operations .............          --              .01
   Extraordinary items ...........................          --             (.14)
   Minority interest in loss .....................          .01              .01
                                                     -----------    -----------
   Net income (loss) per weighted average
     common share outstanding ....................   $      (.27)   $      (.11)
                                                     ===========    ===========
   Weighted average number of common
     shares outstanding (Note 2) .................     7,715,173      3,825,264
                                                     ===========    ===========

                See notes to consolidated financial statements.
                                      F-7

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Years Ended December 31, 1996 and 1995


                                                                                                            Net
                                                                                              Stock      Unrealized loss      Total
                                           Common     Stock      Paid-in                   Subscription  On securities Shareholders'
                                           Shares     Amount     Capital       Deficit      Receivable   Available for Sale   Equity

BALANCES AT DECEMBER 31, 1994 .........   2,832,864   $ 2,833   $ 10,268,120   $ (7,645,018)       --           --       $ 2,625,935

Common stock activity:
 Issued
  for debt ............................     241,743       242         82,073           --          --           --            82,315
 Issued
  for assets ..........................     420,000       420        267,330           --          --           --           267,750
 Issued
   for services
 - related parties ....................     407,000       407        148,045           --          --           --           148,452
 Issued
  for services ........................     390,451       390         83,260           --          --           --            83,650
 Issued
  for cash ............................   1,594,741     1,595        579,846           --          --           --           581,441
Net loss
 for year .............................        --        --             --         (418,729)       --           --         (481,729)


BALANCES AT DECEMBER 31, 1995 .........   5,886,799   $ 5,887   $ 11,428,674   $ (8,063,747)  $    --            --     $ 3,370,814
                                           -------    -------   ------------   ------------   ---------   -----------   -----------

Common stock activity:
 Issued
  for debt ............................      95,460        96         11,839           --          --            --           11,935
 Issued
   for assets .........................   1,325,000     1,325        357,175           --          --            --          358,500
 Issued
   for services
 - related parties ....................     320,000       320        128,575           --          --            --          128,895
 Issued
  for services ........................     730,253       730        427,686           --          --            --          428,416
 Issued
   for cash ...........................   1,127,045     1,127      1,706,257           --          --            --        1,707,384
 Stock
  subscription
  receivable (Note 13) ................     750,001       750        870,832           --        (871,582)       --              --
  Cancellation stock
  subscription
  receivable (Note 13) ................    (750,001)     (750)      (870,832)          --         871,582        --             --
 Dividends
   paid ...............................        --        --           (1,950)          --          --            --          (1,950)
 Unrealized
  loss from
 securities
 available for sale ...................        --        --             --             --          --        (606,234)     (606,234)
 Net loss
  for year ............................        --        --             --       (2,049,413)       --            --      (2,049,413)


BALANCES AT DECEMBER 31, 1996 .........   9,484,557   $ 9,485   $ 14,058,256   $(10,113,160)  $    --     (606,234) $     3,348,347
                                         ==========   =======   ============   ============   =========   ===========   ===========


                                          See notes to consolidated financial statements.
                                                                F-8

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995

                                                           1996           1995
                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................................... $(2,049,413) $ (418,729)
  Adjustments to reconcile net income (loss)
  to net cash provided
    Gain from debt settlements ........................        --       (13,454)
    (Gain) loss from sale of investments ..............     (59,335)    (73,425)
    (Gain) from sales to related party (Note 9, Item 3)        --           --
    Permanent decline in investments ..................     447,513      94,295
    (Gain) from sale of assets ........................      15,652     (71,660)
    (Gain) from sale of subsidiary ....................        --       (70,544)
    (Gain) from issuance of shares of subsidiary ......        --      (151,966)
    (Gain) from discontinued operations ...............        --       (23,912)
    Loss on foreclosure ...............................        --        562,406
    Minority interest .................................    (136,641)    (63,500)
    Depreciation and Amortization .....................     247,399      205,937
    Services paid with common stock ...................     557,312      232,102
    Common stock issued for assets and debt ...........      11,935       82,315
    Bad debt provisions ...............................     201,097         --
    Decrease (increase) in assets:
      Receivables .....................................  (1,346,447)   (301,967)
      Inventories .....................................      36,371     (36,371)
      Prepaid expenses and other ......................     (47,783)    (63,747)
      Investments - other .............................        --       (74,125)
    Increase (decrease) in liabilities:
      Accounts and notes payable ......................      74,085      (8,807)
      Accrued liabilities .............................     195,458      381,429
      Deferred income .................................    (171,900)      51,615
                                                        -----------  -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...... $(2,024,697) $   237,892
                                                        -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ..............................    (584,453)   (223,220)
    Proceeds from sales of investments ................     286,004      258,901
    Purchase of non-current security investments ......    (213,336) (1,018,691)
                                                        -----------  -----------
NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ......... $ (511,485) $ (983,010)
                                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock for cash .....................   1,707,385      981,441
   Increase in long term debt .........................     867,439      218,000
   Loans from investors ...............................     177,614         --
   Cash disbursements to stockholders .................      (1,950)        --
   Reduction of long term debt ........................    (154,243)   (464,727)
                                                        -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............. $ 2,596,245  $ 734,714
                                                        -----------  -----------

INCREASE (DECREASE) IN CASH ........................... $    59,763  $  (10,404)

CASH AT BEGINNING OF YEAR .............................      18,605     29,009
                                                         ---------- -----------

CASH AT END OF YEAR ................................... $    78,368  $  18,605
See Note 3 for supplemental disclosures                ===========  ===========


                See notes to consolidated financial statements.
                                      F-9

                            CYBERAMERICA CORPORATION

              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 1:  ORGANIZATION AND OPERATIONS

Organization

CyberAmerica Corporation (the "Company") was incorporated in the State of Ohio on July 10, 1984 as The Canton Corporation and adopted its present name in June 1996. Effective May 3, 1993, the Company's domicile was changed to Nevada.

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

During 1996, the Company was involved in the preparation, development and marketing of Internet virtual malls. These operations were conducted through CyberMalls, Inc., a wholly-owned subsidiary of the Company ("CyberMalls"). The Company invested a substantial amount in computer equipment and personnel. In February 1997, the Company decided to permanently discontinue CyberMalls' operations based on its belief that future expenditures in this division would earn a higher return if invested in the Company's other operations.

During the second and third quarter of 1996, CyberConnect, Inc.("CC") and CyberDimensions, Inc. ("CD"), both majority-owned subsidiaries of the Company, conducted offerings pursuant to Rule 504 of the Regulation D of the Securities Act of 1933 ("504 exemption"). The Company later became aware that these offerings might have been conducted outside the requirements of 504 exemption. As a result, CC and CD began to rescind the offerings starting fourth quarter of 1996 and agreed to refund the investments made by the shareholders by January 15, 1997; however, due to cash shortages, CC and CD were unable to repay each individual investor in full. CC and CD then agreed to refund 10% of the investments plus accrued interest to each investor every 45 days until the debts are paid in full. As of December 31, 1996, CC and CD were indebted to their investors in the amount of $177,614. During1997, the Company advanced CC and CD, who paid $55,497 in principal and $20,569 in accrued interest.

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

The Company hopes to generate sufficient cash flow to cover operating expenses, to meet its obligations and to generate revenues for expansion as set forth below:

         1. The Company's primary source of revenue is through providing consulting services. The Company plans to increase its client base by broadening the type and number of clients. The Company currently targets public companies who are interested in the Company's services and private entities seeking to raise capital or to become a public corporation. The Company has extended its client base to include large individual estates, nonprofit and religious organizations. In addition, the Company plans to expand its range of consulting services provided to include dissemination of financial information. The Company intends to achieve this goal by publishing regular quotations of its clients in national financial publications and designing home pages on the World Wide Web through which clients can publicly distribute corporate information, press releases and periodic reports filed under the Securities Act of 1934.

         2. The Company is expanding its real estate holdings to include a wide variety of commercial and residential properties. The Company hopes to increase the revenues generated from these properties by increasing the occupancy of available rentable space and has engaged various companies and individuals to help lease and manage the real estate it owns. Real estate holdings are also available for sale at prices which will provide a reasonable return to the Company. Indications are that the commercial real estate market is continuing to improve and that there is a strong demand for commercial rental space.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect current accounting practices and conform to generally accepted accounting principles. The policies considered to be significant are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CyberAmerica Corporation and its subsidiaries as summarized in Note 4.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expenses for 1996 and 1995 were $247,397 and $202,368, respectively. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

Expenditures for maintenance and repairs are expended as incurred; additions and improvements are capitalized.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
         NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales of  Undeveloped  Land

The Company uses the deposit method for reporting sales of certain undeveloped land. Under this method the effective date of sale is deferred until substantial cash is collected. Until that time all cash received is accounted for as a deposit.

Sales of Internet Mall Sites

Revenue from the sales of Internet mall sites is generally tied to certain contingencies relating to product development and to sale of the clients' securities. As a result, recognition of any revenue is postponed until those contingencies are met. The contracts for the Internet mall sites also provide for the client's payment of costs associated with the development and service of the mall site. Revenue from these sources is generally recognized as the related costs are incurred.

Investment Securities

Marketable equity securities are stated at market value in accordance with Financial Accounting Standards ("FAS") No. 115. Valuation of other security investments is based on acquisition costs. Markdowns are made to reflect significant (permanent) impairment in values. During 1996, unrealized loss from investment securities available for sale was recorded as $606,234 and permanent decline in value of investment securities acquired at cost was $447,513.

Common  Shares and Income (Loss) Per Common Share

Income (loss) per common share is computed using the weighted average number of common shares outstanding (7,715,173 shares in 1996 and 3,825,264 shares in 1995).

Income or Loss Per Share

Income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods shown. The Company had common stock equivalents (CSEs) outstanding at December 31, 1996 and 1995 in the form of stock purchase options. The options are held by present and former employees. The inclusion of the outstanding options would not affect the income or loss per share in 1996 or 1995 and therefore such options have not been included in the weighted average number of common shares. If all outstanding options were exercised, the total proceeds would be approximately $493,856. The Company's outstanding common stock purchase options at December 31, 1996 are as summarized as follows:

                       Expiration      Exercise       No. of Shares
     Issue Date          Date             Price       Subject to Options

     10/21/93            10/30/98          $4.44              98,472
     09/08/93            09/30/98          $4.44               6,000
     11/19/96            11/19/06          $0.60              50,000

                                      Total                   154,472
                                                              =======

Issuance of Common Stock

The Company frequently issues shares of its common stock to acquire assets, retire debt and pay for services. When stock is issued for services, the value of the stock and related services is determined by the Board of Directors. In the case of settling debt, the market value of the stock, the type and age of the debt and any other related factors are considered. In the case of assets acquired, the value is negotiated based on a combination of factors including, but not limited to:
                  The significance of the assets to the Company; The liquidity of the assets; The trading price and volume of the assets (if a security).

Final approval of the basis for issuance of capital stock is made by the Board of Directors.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Compliance and Remediation

Environmental expenditures are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefit are expensed. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated.


NOTE 3:  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

     1.  Cash paid for interest was $370,284 in 1996 and $256,457  in 1995.
     2.  Common stock was issued for the following purposes:


              Shares                                                Amounts
         ----------------                                         -----------
       95,460     Issued for debt                              $       11,935
    1,325,000     Issued for other assets                             358,500
      320,000     Issued for services - related party                 128,895
      730,253     Issued for services                                 428,416
   --------------                                                --------------
    2,470,713                                                   $      927,746
   ==============                                             =================


              1995

              Shares                                             Amounts
         ----------------                                     --------------
       241,743     Issued for debt                              $       82,315
       420,000     Issued for other assets                             267,750
       407,000     Issued for services - related party                 148,452
       390,451     Issued for services                                  83,650
      --------------                                             -------------
      1,459,194                                                 $      582,167
     ==============                                              ==============

During 1996, the Company acquired the following assets:

              Real estate purchased                                $   776.659
              Debts incurred                                          (425,442)
                                                                    -----------
              Cash paid                                                 351,217

              Real estate acquired through foreclosure                  497,593
              Debt settled                                             (475,000)
              Debt incurred                                             (18,472)
                                                                 ---------------
              Cash paid                                                   4,121

              Total cash paid                                        $   355,338
                                                                       =========

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

Canton Personnel, Inc.

Canton Personnel, Inc., a Utah corporation ("CPI"), was incorporated by the Company on January 21, 1994 for the purpose of managing the various personnel and payroll operations of the Company and its subsidiaries. CPI, a wholly-owned subsidiary, does not currently have any tangible assets.

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

Canton Tire Recycling of West Virginia

Canton Tire Recycling of West Virginia, Inc. ("CTRWV") was incorporated by the Company on February 25, 1993 for the purpose of acquiring, owning and managing the Parkersburg Terminal. CTRWV, a wholly-owned subsidiary of the Company, purchased the Parkersburg Terminal on May 15, 1993.

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

Oasis International, Inc.

Oasis International, Inc., a Nevada corporation ("Oasis"), was incorporated by the Company on November 20, 1995 for the purpose of acquiring, owning and managing a specific property. On December 27, 1995, Oasis, a wholly-owned subsidiary of the Company, purchased 1,126 acres of land in Elko County, Nevada.

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

KMC Foods, Incorporated

KMC Foods, Incorporated ("KMC") was incorporated on April 12, 1988 under the laws of the Commonwealth of Virginia. KMC was purchased by the Company in 1993. KMC held a note secured by a deed of trust on the KMC Foods Plant upon which it foreclosed during the third quarter of 1996.

Canton Industrial Properties Management Corporation of Salt Lake City

Canton Industrial Properties Management of Salt Lake City, a Utah corporation ("CIPMC"), was incorporated by the Company on October 30, 1994 for the purpose of acquiring, owning and managing property. On October 9, 1993, CIPMC purchased an office building at 202 West 400 South in downtown Salt Lake City. The property is a 18,000 sq. ft. office building with two stories of interior rentable space and above ground level parking. CIPMC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold and plans to cancel the remaining shares.

Canton Industrial Corporation of Salt Lake City

Canton Industrial Corporation of Salt Lake City, a Utah corporation ("CICSLC"), was incorporated by the Company on September 29, 1993 for the purpose of acquiring, owning and managing the Plandome Building. On September 30, 1993, CICSLC acquired the Plandome Building located at 69-75 East 400 South, Salt Lake City, Utah. CICSLC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold and plans to cancel the remaining shares.

Canton Commercial Carpet Corporation

Canton Commercial Carpet Corporation, a Utah corporation ("CCCC"), was incorporated by the Company on January 21, 1994 for the purposes of distributing and wholesaling commercial carpet. On May 23, 1994, CCCC entered into a lease with an option to purchase real property located at 268 West 400 South in Salt Lake City, Utah. On February 1, 1995, the Company relocated its corporate headquarters to this Building. CICSLC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold and plans to cancel the remaining shares.

TAC, Inc.

TAC, Inc., a Utah corporation ("TAC"), was formed by Logos International, Inc. ("Logos"), an affiliate of the Company, on August 27, 1992. TAC was acquired from Logos on December 30, 1994 pursuant to a Settlement Agreement. TAC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares in a private placement offering pursuant to a Regulation D, 504 Offering and diluted the Company's ownership to just over fifty percent. In June 1996, TAC exercised its option on a warehouse facility consisting of approximately 60,000 square ft. located in West Jordan, Utah. During 1996, the Company advanced TAC funds to purchase the warehouse in exchange for shares of common stock in TAC, which brought its ownership to over 80%.

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

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 4:   SUBSIDIARIES (CONTINUED)

Thistle Properties, Inc.

Thistle Properties, Inc., an Illinois corporation ("Thistle") was acquired by the Company on May 12, 1995 as a result of a Mutual Release Agreement between the Company, ATC II and Thistle (Please see Note 10 for additional information on this transaction). Thistle holds title to the Canton Plant in Canton, Illinois.

CyberMalls, Inc.

CyberMalls, Inc., a Nevada corporation, was incorporated by the Company on February 15, 1996, for the purpose of preparing, developing, and marketing Internet virtual malls. On February 25, 1997, the Company decided to permanently discontinue the operations of CyberMalls. Accordingly, CyberMalls is no longer an operating entity.

CyberConnect, Inc.

CyberConnect, Inc., a Nevada corporation, was incorporated by the Company on February 15, 1996, for the purpose of developing and marketing an Internet virtual mall.

CyberDimensions, Inc.

CyberDimensions, Inc., a Nevada corporation, was incorporated by the Company on February 15, 1996, for the purpose of developing and marketing an Internet virtual mall.

Diversified Holdings XIII, Inc.

Diversified Holdings XIII, Inc., a Nevada corporation, was incorporated by the Company on April 16, 1996, for the purpose of providing business consulting services. On March 5, 1997, Diversified Holdings XIII, Inc. changed its name to Hudson Consulting Group.

Diversified Holdings XIX, Inc.

Diversified Holdings XIX, Inc., a Nevada corporation, was incorporated by the Company on April 29, 1996, for the purpose of acquiring, owning, and managing certain real estate property. On August 2, 1996, Diversified Holdings XIX purchased land located in Cheriton, Virginia in a foreclosure sale. For more information on this property, see "Item 2 - Description of Properties."

Investment Sanctuary Corporation

Investment Sanctuary Corporation, a Utah corporation ("ISC"), was incorporated on April 23, 1993 as a Subchapter S Corporation pursuant to Internal Revenue Service Code. On October 31, 1996, ISC became a wholly-owned subsidiary of the Company and its Subchapter S Corporation status was terminated.

42 Exchange Place Inc. - Disposition

42 Exchange Place, Inc., a Utah corporation, was incorporated by the Company on April 21, 1994 for the purpose of acquiring, owning and managing a specific property. On September 28, 1994, 42 Exchange Place Inc., a wholly owned subsidiary of the Company, purchased property located at 42 Exchange Place, Salt Lake City, Utah. On August 4, 1995, the Company sold the corporation and realized a gain of $70,544.

NOTE 5:  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996:
                                                                         1996

      Mortgage payable, BP&G (10%), monthly payments
       of $7,929, due 11/99                                        $     522,555
      Mortgage payable, Rich Bennion, (9%) monthly
       payments of $4,780, due 10/99                                     585,000
      Mortgage payable, Rick Lucas Keogh (9%)
       monthly payments of $1,575, due 11/03                             163,874
      Mortgage payable, Mark Cummings (9%)
       monthly payments of $1,350, due 11/03                             140,489
      Mortgage payable, Title Security Agency (8%),
       monthly payments of $825, due 02/99                                53,868
      Note payable,  Paul R. Rubey (5%), due 10/98                       100,000
      Mortgage payable, Solar Logos Foundation,(7%), quarterly
        payments of interest only until 1/99, due 07/04                  900,000
      Mortgage payable, Howard Bernstein, (18%), monthly payments
        of interest only, due 12/97                                      300,000
      Note payable to The Capital Company, (18%), monthly payments of interest only until 4/97,  $5,000  monthly  thereafter
        until paid in full                                               166,480
      Mortgage payable to Zions Mortgage, (9.5%), monthly payments
        of $309, due 04/15                                                32,151
      Mortgage payable to First American Title, (8.25%),
      monthly payments of $298, due 10/01                                 34,873
      Mortgage payable to Republic Mortgage, (9.18%),
       monthly payments of  $6,389, due                                  285,922
      Mortgage payable to The Capital Company, (15%), due 06/97          332,557
      Mortgage payable to Barnett Bank, (9.63%), monthly payments
        of $4,367, due 07/97                                             423,213
      Mortgage payable to Tucker, (10%), monthly payments of
       $471, due 11/04                                                    50,514
      Notes payable, Alexander Senkovski Trust (5%)                       71,936
      Notes payable, David Michael Trust (5%)                             92,366
      Notes payable, AZ Professional (5%)                                 15,000
                                                                    ------------

      Total                                                            4,270,798

      Current portion                                                  1,430,456

      Long-term portion                                           $    2,840,342
                                                                      ==========

Scheduled principal reductions are as follows:



                       December 31, 1997          $     1,430,475
                       December 31, 1998                  312,188
                       December 31, 1999                1,196,247
                       December 31, 2000                  153,344
                       Thereafter                       1,178,544
                                                  ---------------

                                                  $     4,270,798

NOTE 6:  CAPITALIZED LEASE OBLIGATIONS

The Company leases space for its corporate offices in Salt Lake City for $4,596 per month. The lease is for 10 years and expires May 2004. The Company paid $15,000 for an option to purchase the building at the end of the lease for $415,000. A portion of the lease payments apply to the purchase price. The lease is being treated as a capital lease. Scheduled annual minimum rental commitments under the capital lease are as follows:

                       1997                    $          55,158
                       1998                               55,158
                       1999                               55,158
                       2000                               55,158
                       2001                               55,158
                       Thereafter                        325,500
                                                   -------------
                       Total                   $         601,290
         Less: amounts representing interest           (224,280)
                                                   -------------
         Present value of future minimum
           Capital lease payments                        377,010
         Less: current obligations under
           Capital lease                                (17,591)
                                               -----------------
         Long-term capital lease obligation    $         359,419

NOTE 7:  FEDERAL INCOME TAXES

At December 31, 1996, the Company had net operating loss carryovers of approximately $5,290,000. The net operating loss carryovers expire as follows:

                            Expiration
      Loss Year                Date                      Amount

       12/31/91              12/31/2006        $       1,248,000
       12/31/92              12/31/2007                  229,000
       12/31/93              12/31/2008                  1,616,000
       12/31/94              12/31/2009                   71,000
       12/31/95              12/31/2010                  256,000
       12/31/96              12/31/2011                1,870,000
                                                       ---------

                                               $       5,290,000


At December 31, 1996, the Company has a capital loss carryover of approximately $1,150,000, $977,400 of which expires in 1998 and $172,600 expires in 1999..

No benefit resulting from loss carry forwards have been reported in the financial statements because the Company believes there is at least a fifty percent (50%) chance that the carry forwards will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount. The expected tax benefit resulting from applying federal statutory tax rate to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance. Certain provisions of the tax law may limit the net operating loss and capital loss carryovers in the event of a significant change in ownership of the Company.

NOTE 8: REAL ESTATE TAXES PAYABLE

The Company owes real estate taxes and assessments of approximately $368,957 (including penalties and interest) as of December 31, 1996.

Unpaid property taxes and assessments consist of the following:
  Canton Plant - Canton, Illinois                          $             285,942
  202 West 400 South Property - Salt Lake City, Utah                       7,296
  Pima County Property - Tuscon, Arizona                                   1,811
  Plandome Building - Salt Lake City, Utah                                53,665
  Glendale Plaza - Salt Lake City, Utah                                    7,660
  Parkersburg Terminal - Parkersburg, West Virginia                          853
  TAC warehouse                                                            9,952
  Other                                                                    1.778
                                                            $            368,957
                                                            ====================

NOTE 9:  DEBENTURES PAYABLE

On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments, N.V., a
corporation organized under the laws of Curacao, Netherlands Antilles ("Legong"). The Debenture matures on September 17, 1997. The Debenture can be converted into the Company's Common Stock at any time prior to maturity at the option of Legong. The conversion price of the Debenture is 70% of the closing bid prices for the Common Stock during the five days immediately preceding conversion. At maturity, the Company has the option of paying the face amount of the Debenture plus accrued interest in either cash or shares of Common Stock in accordance with the conversion price set forth above. On December 17, 1996, Legong converted $10,000 of the principal plus accrued interest into 87,220 shares of the Company's Common Stock.

NOTE 10:  RELATED PARTY TRANSACTIONS

1.   A-Z Professional Consultants, Inc.

     During1995 and 1996, the Company completed several transactions with A-Z Professional Consultants, Inc. ("A-Z"), a beneficial owner of more than 5% of the Company's common stock. A-Z's sole owner is Allen Wolfson, a control person of the Company.

     Since 1992, A-Z has served as a financial consultant to the Company to discover and introduce the Company to business opportunities. On May 1, 1995, the Company and A-Z entered into a Settlement Agreement to settle the unpaid fees and expenses earned by A-Z. Pursuant to this Settlement Agreement, the Company issued Allen Wolfson, personally, 80,000 shares of its Common Stock.

     On August 30, 1995, the Company and A-Z entered into a one year Consulting Agreement whereby the Company agreed to again retain A-Z as one of its primary consultants. Pursuant to this Agreement, the Company issued A-Z 40,000 restricted shares of its Common Stock to A-Z monthly, or a total of 480,000 shares of Common Stock. The 1995 Consulting Agreement expired according to its own terms on August 31, 1996.

     On December 22, 1995, the Company entered into a Stock Option Agreement with A-Z. Pursuant to the Agreement, the Company granted an option to A-Z giving A-Z the right to purchase a quantity of shares of the Company's Common Stock equivalent to 26% of the issued and outstanding shares on the exercise date. The exercise price of the option is $0.59 per share. The option was granted to compensate Mr. Wolfson and A-Z for consulting services rendered to the Company and to provide them an incentive to perform such services in the future. The granting of the option gives substantial, indirect control of the Company to Mr. Wolfson.

2.   Richard Surber

     On September 30, 1994, the Company retained Investment Sanctuary Corporation, a Utah corporation ("ISC") owned 100% by Richard Surber ("Mr. Surber"), to provide consulting services. The agreement called for the Company to pay ISC $20,000 per month effective January 1, 1995, either in cash or shares of the Company's restricted common stock valued at one-half of the average between the low bid and ask price to be paid on quarterly basis. On May 4, 1995 the Company issued 167,000 shares of its common stock under the Company's 1994 Stock Option Plan as payment under the agreement.

     Mr. Surber entered into several Consulting Agreements to provide various consulting services to clients, with the assistance of the Company's consultants and certain employees. Payments were made in shares of the clients' stock, which were later sold providing income to the Company valued at $134,500.

     On December 22, 1995, the Company entered into a Stock Option Agreement with ISC. Pursuant to the agreement, the Company granted options giving the right to purchase a quantity of shares of the Company's common stock equivalent to 25% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share. Effective October 31, 1996, the Company executed a Stock Exchange Agreement with ISC and Richard Surber pursuant to which the Company acquired 100% outstanding capital stock of ISC. In addition, ISC's option to purchase 25% of the Company's Common Stock was canceled. As consideration for the transfer of ISC and the cancellation of the option, the Company issued to Mr. Surber
     1.1 million restricted shares of the Company's Common Stock.

3.   Thistle Properties, Inc. - Foreclosure on Canton Property

     On August 23, 1994, but effective June 20, 1994, the company entered into a
     Real  Estate  Sales  Agreement  ("RESA")  with  Thistle  Properties,   Inc.
     ("Thistle"). On the effective date of both the RESA and an amended

     RESA, Richard Surber was an executive officer of Thistle's parent company, ATC II, Inc.; however, at the time the agreements were actually executed, Mr. Surber was not an officer or director of ATC II, Inc. and did not have any authority to approve or disapprove any transactions being contemplated by ATC II, Inc. or any of its subsidiaries.

     On May 4, 1995, the Company served Thistle with a Notice of Default of the Real Estate Lien Note entered into pursuant to the amended RESA. The Company subsequently executed a Mutual Release with ATC II and Thistle effective May 12, 1995. The net effect of the Mutual Release is that Thistle, which holds title to the Canton Plant, became a wholly-owned subsidiary of the Company. This resulted in a loss of $562,406. A gain on the sale of $752,467 had been previously recorded by the Company during the third quarter of 1994.

NOTE 11: INVESTMENT SECURITIES

             Company                            Shares               Amount


              ATC II                               964,223   $             1,001
              Air Vegas                            325,214                 1,000
              Alaska Glacier                           190                 1,000
              Alpha Solarco                        150,000                 1,000
              AmeriResource Technology           8,113,149               162,263
              Applied Technology                    97,573                 1,400
              Area Investment and Development      222,477                 1,000
              Banyan Mgmt LPU-I                      2,000                     0
              Banyan Mgmt LPU-II                     2,000                   108
              Baseball Properties                   20,000                 2,600
              Basic Natural Resources              600,000                 1,000
              BRIA Communications                1,614,721               124,637
              China Basic                          206,000                51,500
              Cyber Information                      6,668                    67
              Educational Entertainment          1,000,000                10,000
              Elegant Illusions                     59,666               122.912
              Eurotronics Holdings                 112,000               105,280
              Global                                86,900                 1,000
              Financial Communications           2,000,000                 1,000
              Homes for America Holdings         4,030,382                 1,200
              Hull                               1,000,000                 1,000
              Imperial Casino Resort             1,440,000                 1,000
              Infotech International               700,000                 7,000
              Juniper                               23,000                 2,070
              Logos (nka OMAP)                     331,394                21,222
              NobelTek Products, Inc.            2,500,000                 1,000
              Novamed                              120,000                 1,000
              Porton                                20,000                 5,000
              Sterling AKG                             200                 1,000
              Terrace Auto                           1,000                 5,000
              Tianrong                             932,547               182,840
              Topguard                             150,000                 1,000
              United Entertainment                 378,100                 1,000
              Vu Data                                4,000                   520
              Zahav                                938,000                 5,750
                                                                  --------------
              Total                                          $           826,370
                                                                    ============

              Minus: securities available for sale                     (649,460)
                                                                    ------------
              Investment securities at cost                              176,910

Investments in equity securities that have readily determinable fair values are stated at their market value in accordance with Financial Accounting Standards ("FAS") No. 115. Valuation of other equity security investments is based on acquisition costs. Markdowns are made to reflect significant impairment in values. During 1996, unrealized loss from investment securities available for sale was recorded as $606,234 and permanent decline in value of investment securities at cost was $447,513.

NOTE 12:  NOTES RECEIVABLE

Associated Technologies
On March 23, 1995, the Company entered into an Agreement of Purchase and Sale with Associated Technologies, Inc. relating to certain equipment. Under the agreement, Associated Technologies is required to pay the Company $60,000 over a 5 year period. Each $12,000 payment is due on or before March 1 of each year, with the final payment due in the year 2000. In April 1996, Associated Technologies made its first payment in the amount of $12,000.

The above receivable is included in the financial statements as follows:

     Notes receivable:
         Associated Technologies                             48,000

                  $                                          48,000
                                                       ------------

     Less current portion                                    12,000

                                                  $          36,000
                                                        ===========


NOTE 13: STOCK SUBSCRIPTION RECEIVABLE

On May 31, 1996, the Company entered into a Stock Subscription Agreement with two offshore entities. The Agreements provided for the offshore entities to purchase 750,001 shares of the Company's Common Stock for a total of $871,582 in cash. The Agreements were later canceled due to the fact that the offshore entities failed to remit payment for the shares. As a result, the Company had no stock subscription receivable as of December 31, 1996.

NOTE 14: CONTINGENT LIABILITIES

1.   Canton, Illinois Property - environmental cleanup

     A legal action was filed in September 1993 against the Company seeking the cleanup of tires and toxic paint drums at the plant in Canton, Illinois. On September 28, 1995, Illinois Environmental Protection Agency informed the Company it was rejecting the proposed plan of the Company for tire cleanup and would send its own contractor to remove the remaining waste tires. The Company sought relief from this decision from the Circuit Court in Fulton County. After a hearing on October 10, 1995, the District Court denied any relief to the Company. Both the Company and the IEPA contractors removed tires. The State has filed an action before the Illinois Pollution Control Board seeking to recover $325,398 as the costs incurred to remove the tires, plus an equal amount as punitive damages. The Company's balance sheet at December 31, 1996 included an accrued liability in the amount of $325,398 representing the potential liability associated with this lawsuit. The Company does not believe that it will be liable for the punitive damages.

2.   Xeta Corporation

     Xeta is seeking recovery of funds alleged to have been improperly transferred to the Company by ATC II, Inc. ("ATC") The amount sought by Xeta is $116,500, an amount equal to the funds transferred by ATC to the Company for consulting services and other expenses incurred for the benefit of ATC. Xeta's Motion for Summary Judgment has been granted and the Company is required to pay Xeta $116,500, which has been accrued on the Company's Balance Sheet as of December 31, 1996. The Company is in the process of appealing this case before the Tenth Circuit Court of Appeals.

3.   Key L.C. Corporation

     Key L.C. Corporation ("Key") alleges that the Company violated the Exchange Act of 1934 in the sale of the Company's Common Stock to Key. Damages are sought in the amount of $291,682, the purchase price of 214,900 shares of the Company's Common Stock. The Company has filed a Motion to Dismiss the Complaint for failure to state a cause of action under the Exchange Act of 1934 and the Private Securities Litigation Reform Act. As a result, the Company does not believe that it will be liable for the damages sought.

NOTE 15:    OPERATING LEASE COMMITMENTS

The Company is obligated under an operating leaseto pay $5,663 per month on the one building it rents. The lease is for three years expiring August 1998. The Company has an option to purchase the building at the end of the lease term. Scheduled rent payments are as follows:

                  December 31, 1997                  $       67,956
                  December 31, 1998                          45,304
                                                        -----------
                                                     $      113,260


NOTE 16: STOCK OPTION PLANS AND AGREEMENTS

During 1994, the Company established a new stock option plan for its employees and consultants. Each option issued under the plan has a term of five years and an exercise price of either the average of the closing bid and ask price for the Stock over the 20 day trading period immediately prior to the date of grant or the bid price on the date of grant as determined by the Board of Directors or an Authorized Committee. Under the plan, up to 500,000 shares can be issued. In 1994, 203,584 shares were issued under the plan. In 1995, the Company issued the balance of the shares under the plan.

On December 22, 1995, the Company entered into a Stock Option Agreement with A-Z Professional Consultants. Pursuant to the agreement, the Company granted options giving the right to purchase a quantity of shares of the Company's common stock equivalent to 26% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share.

On December 22, 1995, the Company entered into a Stock Option Agreement with Investment Sanctuary Corporation ("ISC"). Pursuant to the agreement, the Company granted an option giving the right to purchase a quantity of shares of the Company's common stock equivalent to 25% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share. The option was canceled on October 31, 1996,when the Company executed a Stock Exchange Agreement with ISC and Richard Surber. Pursuant to the Agreement, the Company acquired 100% outstanding capital stock of ISC and issued 1.1 million shares of the Company's Common Stock to Richard Surber.

In January 1996, the Company established a Stock Option Plan (the "1996 Plan") for its employees and consultants. The 1996 Plan was registered with the SEC pursuant to a Form S-8 Registration Statement. Under the 1996 Plan, options to purchase 1,000,000 shares of the Company's Common Stock may be granted. The 1996 Plan was designed to provide compensation and incentive bonuses to the Company's employees and consultants who, due to current financial constraints of the Company, cannot be adequately compensated in cash. The Company has granted options to purchase all shares registered under the 1996 Plan.

The following table summarizes information about fixed stock options to a consultant outstanding at December 31, 1996:

NOTE 16: STOCK OPTION PLANS AND AGREEMENTS (CONTINUED)

                                   Outstanding Options                  Exercisable Options

     Number                                Weighted-                           Number     Weighted-average
  Outstanding         Remaining             Average                         Exercisable          Exercise
Exercise Price       at 12/31/96     Contractual Life     Exercise Price     at 12/31/96            Price
--------------      ------------     ----------------     ---------------  -------------- ---------------

     $.60                50,000         10 years                $  .60            50,000          $  .60
     $4.44               104,472        2 years                  $4.44           104,472          $4.44
                         -------
Total                    154,472

If the Company had used the fair value based method of accounting for its stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the year ended December 31, 1996 would not have changed.

NOTE 17: LOSS ON FORECLOSURE

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

ANDERSEN ANDERSEN & STRONG, L. C.
Certified Public Accountants and Business Consultants
 941 East 3300 South, Suite 202
Salt Lake City, UT 84106
Member SEC Practice Section of the AICPA
Telephone: (801)486-0096
Fax: (801)486-0098
E-Mail: K Andersen @msn.com

Board of Directors and Shareholders
CyberAmerica Corporation
Salt Lake City, Utah

Our examinations of the basic financial statements presented in the preceding section of this report were made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of CyberAmerica Corporation and Subsidiaries, the results of their operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule V and Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the examination of the basis financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Andersen Andersen & Strong
Salt Lake City, Utah
April 14, 1997

                            CYBERAMERICA CORPORATION
             (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                                    Balance at                                                      Balance
                                    Beginning           Additions                                 at the end
                                    of Period            at Cost             Retirement            of Period
Year ended December 31, 1995:

     Land                       $        617,190   $       1,734,150   $        104,840    $        2,246,500
     Leasehold improvements               26,698             - 0 -               - 0 -               26,698
     Building and Structures           2,233,401             399,078            114,155             2,518,324
     Machinery and Equipment             500,000              98,374              - 0 -               598,374
     Furniture and Fixtures               93,786              26,728              2,401               118,113
                                ----------------   -----------------   ----------------    ------------------

                                $      3,471,075   $       2,258,330   $        221,396    $        5,508,009
                                 ===============    ================    ===============     =================

Year ended December 31, 1996:

     Land                       $      2,246,500   $       1,219,018   $          - 0 -    $        3,465,518
     Leasehold improvements               26,698              20,589              - 0 -                47,287
     Building and Structures           2,518,324           1,157,040              - 0 -             3,675,364
     Machinery and Equipment             598,374              26,845              - 0 -               625,219
     Furniture and Fixtures              118,112             207,549              - 0 -               325,661
                                ----------------   -----------------   ------------------  ------------------

                                $      5,508,008   $       2,631,047   $          - 0 -    $        8,139,049
                                 ===============    ================    =================   =================

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                                     Balance at                                                       Balance
                                     Beginning         Additions                                    at the end
                                     of Period          at Cost            Retirement                of Period

Year ended December 31, 1995:

     Land                       $            - 0 - $             - 0 - $            - 0 -  $              - 0 -
     Leasehold Improvements                3,949   (1)         4,428                - 0 -               8,377
     Building and Structures             150,943   (2)       262,827                906               412,864
     Machinery and Equipment             113,750   (3)        88,580                - 0 -             202,330
     Furniture and Fixtures                9,655              14,895                372                24,178
                                ----------------   -----------------   ----------------    ------------------

                                $        278,297   $         370,730   $          1,278    $          647,749
                                 ===============    ================    ===============     =================


     Includes amounts acquired from subsidiary:
                                                   (1)      $154,943
                                                   (2)        13,339
                                                   (3)            80
                                                            $168,362

Year ended December 31, 1996:
     Land                       $            - 0 - $             - 0 - $            - 0 -  $              - 0 -
     Leasehold Improvements                8,377   (1)         4,763                - 0 -              13,140
     Building and Structures             412,864   (2)       178,003                - 0 -             590,867
     Machinery and Equipment             202,330   (3)        95,591                - 0 -             297,921
     Furniture and Fixtures               24,178              42,631                - 0 -              66,809
                                ----------------   -----------------   ------------------  ------------------

                                $        647,749   $         320,988   $            - 0 -  $          968,737
                                 ===============    ================    =================   =================

     Included amounts acquired from subsidiary:
                                                   (1)       $65,759
                                                   (2)         7,832
                                                             $73,591

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 30, 1995, the Company received the resignation of its independent auditor Smith & Company.

     Neither of Smith & Company's reports on the Company's financial statements for the past two years contained an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. However, the auditor's report prepared by Smith & Company included a single sentence expressing Smith & Company's doubt as to the Company's ability to continue as a going concern.

     There were no disagreements between Smith & Company and the Company on any matter of accounting principles, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years and any subsequent period.

     On January 2, 1996,  the  Company's  board of directors  engaged  Andersen,
Andersen & Strong, L.C. to serve as the Company's new independent auditors. Andersen, Andersen & Strong is located at:

              Andersen, Andersen & Strong, L.C.
              Certified Public Accountants and Business Consultants 941 East 3300 South, Suite 202
              Salt Lake City, Utah  84106

     There were no consultations with the newly engaged accountant during the last two fiscal years or subsequent interim period regarding any of the information in Items 304(a)(2)(i) or 304(a)(2)(ii).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 -------------------------------------------------------------------------------
                Directors, Executive Officers and Control Persons
 -------------------------------------------------------------------------------
     Name                     Age     Position(s) and Office(s)
 ---------------------------- ------- ------------------------------------------
 Richard D. Surber            24      President, Chief Executive Officer
                                      and Director
 ---------------------------- ------- ------------------------------------------
 Philip Lamb                  38      Director
 --------------------------- ------- ------------------------------------------
 Adrienne Bernstein           52      Director
 --------------------------- ------- -------------------------------------------
 Allen Wolfson                51      Control Person
 ---------------------------- ------- -----------------------------------------

     Richard D. Surber was appointed to the Company's board of directors in June 1992 and was appointed as its chief executive officer in March 1994. He was appointed as the Company's president on May 6, 1996 and served a prior term as the Company's president from March 1994 to August 1995. Mr. Surber was the Company's secretary from June 1992 to March 1994. Since 1991, Mr. Surber has been a professional consultant for various public and private companies. Mr. Surber is a graduate of the University of Utah with B.S. in Finance and is currently attending the University of Utah, College of Law. Mr. Surber is also the President and sole director of A-Z Professional Consultants, Inc., a significant beneficial owner of the Company's Common Stock ("A-Z"), and the nephew of Allen Wolfson, a control person of the Company. Mr. Surber is a director of several private corporations. For more information on Mr. Surber, see "Item 12 - Certain Relationships and Related Transactions."

     Philip Lamb was appointed to the board of directors in January 1995. From October 1994 until January 1995, Mr. Lamb was an employee of the Company who was responsible for obtaining financing for new purchases and other funding needed by clients of the Company. Since January 1995, Mr. Lamb has been employed with Green-Tree Financial Services as the market representative for Utah. From 1993 to 1994, Mr. Lamb worked as a Loan Officer for Pacific Rim Financial Services. Prior to joining Pacific Rim, Mr. Lamb had been a Branch Area Manager for Zions First National Bank in Salt Lake City, Utah. His duties included managing a group of branches for the bank, supervising all lending operations at his branch and managing day to day operations of the bank. Mr. Lamb is also the owner of Mountain West Management, a rental property management firm in Orem, Utah.

     Adrienne Bernstein was appointed to the board of directors in September 1996. From 1988 to 1994, Ms. Bernstein was the assistant director of the human resources department for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a vice president for Leucadia National Corporation, a publicly traded company specializing in finance, insurance, and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

     Allen Wolfson has never been named as an officer or director of the Company. He does, however, have significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company and is the sole owner of A-Z. A-Z is the holder of an option to purchase a quantity of shares of the Company's Common Stock equivalent to 26% of the total number issued and outstanding on the date of exercise. For more information on this option, see "Item 12 - Certain Relationships and Related Transactions." Mr. Wolfson is the uncle of Richard Surber, the Company's chief executive officer, president and director.

     Mr. Wolfson obtained a B.S. in Marketing from the University of Southern Florida in 1968 and in 1970 he graduated with an M.A. in Distributive Vocational Education. Mr. Wolfson has worked 59 credit hours toward an M.B.A. from Troy State University in Montgomery, Alabama. He has also been a licensed general contractor and a real estate agent and developer. Mr. Wolfson has been the sole owner of A-Z Professional Consultants, Inc. since April 11, 1990 and has been a professional consultant for various public and private companies for 20 years.

     In 1986, Mr. Wolfson was convicted of violating 18 U.S.C. ss.371; 18 U.S.C. ss.ss.1001 and 1002; and 18 U.S.C. ss.ss.1014 and 1002 in the U.S. District Court for the Middle District of Florida, Tampa Division (the "Florida Court"). Mr. Wolfson was on probation for these offenses until May 1995. In February 1995, a complaint was filed with the Florida Court alleging that Mr. Wolfson had violated the terms of the probation. The Florida Court changed the jurisdiction of the matter to the U.S. District Court for the District of Utah, Central Division (the "Utah Court"). The Utah Court heard the matter in August 1995 and on October 20, 1995, Senior U.S. District Court Judge Bruce S. Jenkins ruled that a violation of the original terms of the probation had occurred. This finding effectively revoked Mr. Wolfson's probation. On January 25, 1996, a sentencing hearing was held before the Utah Court. At this hearing, the Utah Court imposed a three year prison sentence, suspended pursuant to additional terms of probation. On April 11, 1996, the Utah Court Judge signed a written order containing new probation terms that are effective for three years. For more information on Mr. Wolfson, see "Item 12 - Certain Relationships and Related Transactions."

     On October 9, 1996, Allen Wolfson was charged with securities law violations. This criminal matter was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that Mr. Wolfson violated
Section 10b of the Securities Exchange Act of 1934 by making payment to an undercover agent of the Federal Bureau of Investigation, who was posing as a broker, for the purchase of stock in an unaffiliated corporation. As of the date of this filing, no court date has been set with respect to the criminal charges. On October 10, 1996, the Securities and Exchange Commission initiated administrative proceedings against Wolfson. This administrative action is premised upon the same allegations contained in the complaint pending in the Southern District of New York. An administrative hearing has been scheduled for May 12, 1997. The Company has been informed that Mr. Wolfson denies these allegations and intends to vigorously defend against both these actions. The Company had a consulting agreement with A-Z Professional Consultants, Inc., a consulting entity owned and controlled by Mr. Wolfson. The agreement expired in August 1996 and has not yet been renewed. Mr. Wolfson's relationship with the Company, aside from his ownership of an option to purchase 26% of the Company's Common Stock, is therefore currently informal.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1996 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year except as specified below. Adrienne Bernstein failed to file a Form 3 within 10 days of being appointed as an officer and director of the Company. The Company has received notification that Ms.
Bernstein is currently in the process of filing this form.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1994 to 1996. The following two tables and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to Alan D. Hansen, the Company's Chief Executive
Officer until the February 1994, and Richard Surber, the Company's chief executive officer from March 1994 to present.

                           SUMMARY COMPENSATION TABLE
                                  Annual Compensation                        Long Term Compensation
                                                                       Awards                     Payouts
                                                              Restricted    Securities
Name and                                       Other Annual      Stock      Underlying   LTIP         All Other
Principal           Year   Salary    Bonus     Compensation    Award(s)      Options     payouts     Compensation
Position                     ($)      ($)          ($)            ($)        SARs(#)       ($)           ($)
Richard Surber      1996    36,923         -               -            -             -         -                 -
Current CEO         1995    30,000         -               -            -             -         -         41,677(1)
                    1994    21,000         -               -       50,000             -         -                 -
Alan D. Hansen      1994         -         -               -       54,000        15,000         -                 -
Former President

  (1) This compensation was paid to Mr. Surber, personally, in the form of 87,000 shares of Common Stock as consideration for consulting services rendered by Mr. Surber pursuant to a consulting agreement between the Company and Investment Sanctuary Corporation, a Utah corporation, of which Mr. Surber is president and sole director and shareholder. The shares issued to Mr. Surber were issued pursuant to a Form S-8 Registration Statement and Reoffer Prospectus filed with the Securities and Exchange Commission on May 9, 1995. For more information, see "Item 12 - Certain Relationships and Related Transactions."
____________________________________

     On December 22, 1995, the Company executed a Stock Option Agreement with Investment Sanctuary Corporation ("ISC"), a Utah corporation whose president, director and sole shareholder is Richard Surber, the Company's chief executive officer. Pursuant to the Stock Option Agreement, ISC received an option to purchase a quantity of the Company's Common Stock sufficient to give ISC a 25% ownership interest in the total Common Stock issued and outstanding on the date of exercise. The exercise price of the options was $0.59 per share payable in either a certified or bank check payable to the Company, or other consideration deemed acceptable by the Company's board of directors. Effective October 31, 1996, the Company executed an agreement with ISC and Richard Surber pursuant to which the Company acquired 100% of the outstanding capital stock of ISC. As further consideration, ISC agreed to surrender the option to purchase 25% of the Company's Common Stock. Accordingly, neither Mr. Surber nor ISC directly own any options to purchase shares of Common Stock.

     On December 22, 1995, the Company also executed a Stock Option Agreement with A-Z Professional Consultants, Inc. ("A-Z"), a Utah corporation whose sole officer and director is Richard Surber, the Company's chief executive officer.
A-Z is wholly owned by Allen Wolfson, a control person of the Company and the uncle of Mr. Surber. Pursuant to the Stock Option Agreement, A-Z received an option to purchase a quantity of the Company's Common Stock sufficient to give
A-Z a 26% ownership interest in the total Common Stock issued and outstanding on the date of exercise. The exercise price of the option is $0.59 per share payable in either a certified or bank check payable to the Company, or other consideration deemed acceptable by the Company's board of directors. The following table discloses the value of this option, which has not yet been exercised, as of the end of the fiscal year 1996. On December 31, 1996, the market price of the Company's Common Stock was below the $0.59 exercise price of the option. A-Z is included as a Named Executive Officer by virtue of Mr.
Surber's positions as an officer and director of A-Z. However, Mr. Surber disclaims beneficial ownership of the shares represented by this option.

                                                                      Number of securities    Value of unexercised
                                  Shares acquired                    underlying unexercised   in the money options
             Name                 on exercise of    Value realized   option at fiscal year     at fiscal year end
             ----                    ------------   --------------   ----------------------       ---------------
                                      option                                   end
                                      ------                                   ---
A-Z Professional Consultants, Inc.       -0-               -0-               4,302,776                  -0-

     During the fiscal year ended December 31, 1993, the Company established a Stock Option Plan ("the 1993 Plan") for its employees and consultants. Under the 1993 Plan, options to purchase 6,000,000 shares of Common Stock were allowed to be granted. The 1993 Plan was registered with the Securities and Exchange Commission ("SEC") pursuant to a Form S-8 Registration Statement. During the year ended December 31, 1994, the Company established a Stock Option Plan ("the 1994 Plan") for its employees and consultants. The 1994 Plan was registered with the SEC pursuant to a Form S-8 Registration Statement. Under the 1994 Plan, options to purchase 500,000 shares of Common Stock were allowed to be granted. Richard Surber was granted options to purchase 87,000 shares of Common Stock under the 1994 Plan. For more information on this grant, see Note 1 accompanying the Summary Compensation Table above. All shares included in the 1993 and 1994 Plans have been issued.

     In January 1996, the Company established a Stock Option Plan (the "1996 Plan") for its employees and consultants. The 1996 Plan was registered with the SEC pursuant to a Form S-8 Registration Statement. Under the 1996 Plan, options to purchase 1,000,000 shares of the Company's Common Stock were granted. The 1996 Plan was designed to provide compensation and incentive bonuses to the Company's employees and consultants who, due to financial constraints of the Company, could not be adequately compensated in cash. The Company has granted options to purchase all shares registered under the 1996 Plan. No options to purchase Common Stock were granted to Named Executive Officers under the 1996 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 31, 1997, with respect to (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. For purposes of determining the beneficial owners of more than five percent of the Common stock, as well as the Percent of Class column below, the Company has assumed that 15,701,801 shares of Common Stock were issued and outstanding on March 31, 1997. This number reflects the 9,725,389 shares of Common Stock actually issued and outstanding on March 31, 1997, the 4,082,468 shares deemed to be beneficially owned by A-Z Professional Consultants as a result of a December 22, 1995 Stock Option Agreement (see Note 1 below) and the 1,893,944 shares deemed to be beneficially owned by Legong Investments as a result of a 6.0% Convertible Debenture issued by the Company (see Note 2 below). The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.

                                  Amount and Nature of
      Title of Class        Name and Address of Beneficial Owner     Beneficial Ownership       Percent of class

       Common Stock          A-Z Professional Consultants, Inc.          4,082,468(1)                 26.0%
    ($0.001 par value)         268 West 400 South, Suite 306
                                 Salt Lake City, Utah 84101

       Common Stock               Legong Investments N.V.                2,055,344(2)                 13.1%
    ($0.001) par value           International Trade Center
                                    RM 126 Piscadera Bay

                               Curacao. Netherlands Antilles
       Common Stock                Philip Lamb, Director                     267                        *
    ($0.001) par value         268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

       Common Stock             Adrienne Bernstein, Director                37,037                    0.2%
    ($0.001) par value         268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

       Common Stock             Richard D. Surber, Director              5,182,468(3)                 33.0%
    ($0.001) par value         268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

       Common Stock         Directors and Executive Officers as          5,219,772(3)                 33.2%
    ($0.001) par value            a Group (3 individuals)

     * Ownership represents less than 0.1% of the Common Stock.

(1) Includes 360,000 shares currently registered in the name of A-Z Professional Consultants. Includes an additional 3,722,468 shares considered to be beneficially owned by A-Z as a result of the terms of a Stock Option Agreement dated December 22, 1995. Pursuant to this Agreement, A-Z was granted an option to purchase a quantity of shares equivalent to 26% of the Company's issued and outstanding Common Stock on the date the option is exercised. The number of shares appearing above represents the number of shares A-Z would have received upon exercise of this option on March 31, 1997. The number also assumes that Legong Investments had fully converted its Convertible Debenture (see Note 2 below) for purposes of determining the number of shares necessary to give A-Z a 26% ownership interest in the Company.

(2) On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments pursuant to an Offshore Securities Subscription Agreement. The Debenture can be converted into the Company's Common Stock at any time prior to maturity at the option of Legong. The conversion price of the Debenture is seventy percent (70%) of the average closing bid prices for the Common Stock during the five days immediately proceeding conversion. The Debenture matures on September 16, 1997. At maturity, the Company has the option of paying the face amount of the Debenture, plus accrued interest, in either cash or by issuing shares of Common Stock in accordance with the conversion price set forth above. As of March 31, Legong had converted $20,000 of the face amount of the debenture into 161,390 shares of Common Stock. The number shown above includes these 161,390 shares, as well as the number of shares Legong would have received if it fully converted the Debenture on March 31, 1997.

(3) Includes 1,100,000 shares registered in the name of Mr. Surber. Also includes 4,082,468 shares deemed to be beneficially owned by A-Z Professional Consultants. Mr. Surber is the president and sole director of A-Z. Mr. Surber disclaims beneficial ownership of these shares.
__________________________________


Changes in Control

     On December 22, 1995, the Company entered into a Stock Option Agreement with A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"). A-Z's sole shareholder is Allen Wolfson, a control person of the Company. A-Z's sole officer and director is Richard Surber, the Company's chief executive officer, president and director. For more information on these individuals, see "Item 9 - Directors, Executive Officers, Promoters, and Control Persons; Compliance with
Section 16(a) of the Exchange Act." Pursuant to the Agreement, the Company granted an option to A-Z giving A-Z the right to purchase a quantity of shares of the Company's Common Stock equivalent to 26% of the issued and outstanding shares on the exercise date. The option can be exercised in full or in part in accordance with the terms of the Agreement and any Stock Option Plan the Company may have in effect at the time of exercise. The exercise price of the option is $0.59. The Option was granted to compensate Allen Wolfson and A-Z for consulting services rendered to the Company as well as to provide incentive for them to continue to perform such services for the Company. While A-Z and Mr. Surber may already be deemed to possess a controlling interest the Company, the exercise of the option may result in further a shift of control in the Company to those entitites.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Allen Wolfson

     During the last two years, the Company has completed several transactions with A-Z Professional Consultants, Inc., a Utah corporation whose sole shareholder is Allen Wolfson ("A-Z"). Mr. Wolfson is deemed to be a "control person" of the Company (as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934) by virtue of his indirect ownership of an option to purchase a quantity of shares sufficient to give Mr. Wolfson a 26% interest in the Company on the day such option is exercised. For more information on Mr. Wolfson, see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
Act." Richard Surber, the Company's chief executive officer, president and director, is also the president and sole director of A-Z. Mr. Surber is the nephew of Allen Wolfson. By virtue of his positions with A-Z, Mr. Surber may be deemed to have an indirect interest in transactions with A-Z.

     Since 1992, A-Z has served as a financial consultant to the Company whose primary role has been to discover for and introduce the Company to business opportunities. On May 1, 1995, the Company and A-Z entered into a Settlement Agreement to settle the fees and expenses earned and incurred by A-Z as a result of an Amended Management & Consulting Contract executed between the Company and A-Z on June 1, 1994. For information on the Amended Management & Consulting Contract, see the Company's Form 10-KSB for fiscal year ended December 31, 1995. Pursuant to this Settlement Agreement, the Company issued Allen Wolfson, personally, 80,000 shares of its Common Stock. On August 30, 1995, the Company and A-Z entered into a one year Consulting Agreement whereby the Company agreed to again retain A-Z as one of its primary consultants. Pursuant to the 1995 Agreement, the Company issued 40,000 restricted shares of its Common Stock to A-Z monthly, or a total of 480,000 shares of Common Stock. The 1995 Consulting Agreement expired according to its own terms on August 31, 1996 and has not been renewed.

     On December 22, 1995, the Company entered into a Stock Option Agreement with A-Z. Pursuant to the Agreement, the Company granted an option to A-Z giving A-Z the right to purchase a quantity of shares of Common Stock equivalent to 26% of the issued and outstanding shares on the exercise date. The exercise price of the option is $0.59 per share. The option can be exercised in full or in part in accordance with the terms of the Agreements and any Stock Option Plan the Company may have in effect at the time of exercise. Notice must be delivered to the Company setting forth the number of shares to be optioned together with either: (a) a certified check or bank check payable to the Company; or (b) other consideration acceptable to the Company, which consideration shall be approved by the board of directors of the Company, with the exclusion of a promissory note, which shall not be acceptable. The option was granted to compensate Mr. Wolfson and A-Z for consulting services rendered to the Company and to provide them an incentive to perform such services in the future. The granting of the option gives substantial, indirect control of the Company to Mr. Wolfson.

     During the fiscal year ended December 31, 1996, Mr. Wolfson advanced a total of $191,512 to the Company pursuant to an unsecured demand note bearing an interest rate of 24% per annum. The Company repaid a total of $40,000 during the fiscal year. Advances made by Mr. Wolfson during the fiscal year ended December 31, 1995 totaled $9,000.

     A-Z also owns a 60% interest in Wasatch Capital Corporation, a Utah corporation whose president and sole director is Richard Surber. On December 30, 1994, the Company entered into a Stock Purchase and Debt Settlement Agreement pursuant to which the Company advanced $208,702 to Wasatch. The funds advanced to Wasatch enabled the latter to exercise an option to purchase real estate located at 55-57, 61-65 West 100 South, Salt Lake City, Utah (the "Wallace-Bennett Building"). For more information on the Wallace-Bennett Building, see "Item 2 - Description of Properties." Throughout 1995, the Company advanced an additional $67,849 to Wasatch toward improvements to be made on the Wallace-Bennett Building. In exchange for its advancements, the Company accepted a 20% interest in Wasatch. The Company's investment is secured by the Wallace-Bennett Building and Wasatch is not allowed to dilute the Company's interest in Wasatch. Wasatch is further prohibited from leasing, exchanging or encumbering the Bennett Building in any way without the Company's express approval. By virtue of A-Z's ownership of 60% of Wasatch, Mr. Wolfson is deemed to have a material, beneficial interest in these transactions. By virtue of his position as an officer and director of Wasatch, Mr. Surber may also be deemed to have a material, beneficial interest in these transactions.

Transactions involving Richard Surber

     Until October 31, 1996, Investment Sanctuary Corporation, a Utah corporation ("ISC"), was a Subchapter S Corporation (as that term is defined in ss. 1371 of the Internal Revenue Code of 1986, as amended) whose sole shareholder, officer and director was Richard Surber, the Company's president, chief executive officer and director. ISC has served as a consultant to the Company for approximately the past three years. Because of Mr. Surber's position as an officer and director of both the Company and ISC, Mr. Surber is deemed to have had a material, beneficial interest in the following transactions.

     On September 30, 1994, the Company retained ISC to provide consulting services for the Company. The Consulting Agreement called for the Company to pay ISC $20,000 per month either in cash or shares of the Company's restricted Common Stock, valued at one-half of the average bid and ask prices. On May 4, 1995 the Company, A-Z, ISC, Richard D. Surber and Allen Z. Wolfson entered into an Assignment and Acknowledgment (the "Assignment"). The Assignment related to services ISC had rendered to the Company between January and April 1995 pursuant to the September 30, 1994 Agreement. ISC assigned all rights to fees from the Company to Richard Surber and Allen Z. Wolfson, the primary consultants who had performed consulting services for the Company on behalf of ISC, personally. Pursuant to the Assignment, the Company agreed to issue 167,000 shares of its Common Stock under the Company's 1994 Stock Option Plan. On May 9, 1995, the
Company issued Mr. Surber 87,000 shares and Mr. Wolfson 80,000 shares. The Assignment settled all fees payable to Mr. Surber under the September 30, 1994 Consulting Agreement and that Agreement was thereby terminated.

     On December 22, 1995, the Company entered into a Stock Option Agreement with ISC pursuant to which the Company granted ISC an option to purchase a quantity of Common Stock sufficient to give ISC a 25% ownership interest in Common Stock on the date the option was to be exercised. The exercise price of the option was set at $0.59 per share. This option was to be exercised in full or in part in accordance with the terms of the Agreement any stock option plan in effect at the time of exercise. The option was granted to compensate Mr. Surber and ISC for consulting services rendered to the Company and to encourage them to continue to perform such services in the future.

     Effective October 31, 1996, the Company executed a Stock Exchange Agreement with ISC and Richard Surber pursuant to which the Company acquired 100% of the outstanding capital stock of ISC. Pursuant to the Agreement, ISC's option to purchase 25% of the Company's Common Stock was also canceled. As consideration for the transfer of ISC and the cancellation of the option, the Company issued to Mr. Surber 1.1 million restricted shares of the Company's Common Stock. At the time of the Agreement, the only asset of ISC was a 50% ownership interest in the sixth floor of a building located at 68 South Main Street, Salt Lake City, Utah known as the McIntyre Building. On November 20, 1996, ISC, then wholly owned by the Company, sold its interest in the McIntyre Building to an unaffiliated purchaser for $91,270. Based upon the net equity in ISC prior to the Stock Exchange Agreement and the price of the Company's Common Stock on October 21, 1996, the Company valued the transaction with Mr. Surber at $49,500. The Company's disinterested directors approved this transaction.

     On May 4, 1996, Mr. Surber advanced $81,000 to the Company evidenced by a promissory note in the amount of 85,844.78. Under the note, the Company was required to repay the principal and interest due under the note by December 31, 1996. On March 25, 1997, Mr. Surber agreed to extend the payment date on the note until May 15, 1997. Interest accrues under the note at a rate of 10%. As of December 31, 1996, $49,801 of principal and interest remained due under the note.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB, which is incorporated herein by reference.

   (b)   Reports  on Form 8-K.  No  reports  on Form 8-K were  filed  during the quarter  ended  December 31,  1996.  However,  on March 12,  1997,  the
         Company filed a Form 8-K disclosing the Company's decision to discontinue the operations of its wholly-owned subsidiary, CyberMalls, Inc.













                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 1997.

           CyberAmerica Corporation



            /s/ Richard D. Surber
            Richard D. Surber, President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                  Date


/s/ Richard D. Surber    President, Chief Executive Officer     April 15, 1997
---------------------    and Director
  Richard D. Surber


/s/ Susan S. Waldrop     Manager of Accounting Department       April 15, 1997
--------------------
  Susan S. Waldrop

/s/ Philip Lamb
----------------------   Director                               April 15, 1997
  Philip Lamb



/s/ Adrienne Bernstein
-----------------------  Director                               April 15, 1997
  Adrienne Bernstein

                                INDEX TO EXHIBITS

EXHIBIT      PAGE       DESCRIPTION
NO.          NO.

2             *         Articles of Merger of The Canton Industrial  Corporation
                        (an  Ohio   corporation)   into  The  Canton  Industrial
                        Corporation (a Nevada corporation), filed in Nevada on May 3, 1993 (Incorporated by reference from Exhibit No.
                        2 of the  Company's  Form  10-KSB  for  the  year  ended
                        December 31, 1993).

3(i)          *         Articles  of  Incorporation  of the  Company  (note that
                        these   were   amended   by  the   Articles   of  Merger
                        constituting   Exhibit   2   to   this   Form   10-KSB).
                        (Incorporated herein by reference from Exhibit No. 3(i) to the Company's Form 10-KSB for the year ended December
                        31, 1993).

3(ii)         *         By-Laws of the Company, as amended. (Incorporated herein
                        by reference from Exhibit 3(ii) of the Company's Form 10
                        KSB for the year ended December 31, 1995.)

4(a)          *         Form of certificate  evidencing shares of "Common Stock"
                        in the Company. (Incorporated from Exhibit 4(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

4(b)          *         Form of  certificate  evidencing  shares of  "Preferred"
                        stock in the Company. (Incorporated herein by reference from Exhibit No. 4(b) to the Company's Form 10-KSB for the year ended December 31, 1993).

                               MATERIAL CONTRACTS

10(i)(a)      59        Real Estate  Purchase  Contract  dated January 28, 1997,
                        between the Company and Durband Properties, LC.

10(i)(b)      66        Real Estate Purchase Agreement,  dated February 7, 1997,
                        between the Company and ANA Development, LC.

10(i)(c)      75        Stock Exchange Agreement dated October 31, 1996, between
                        the Company and Investment Sanctuary Corporation, a Utah corporation and Richard D. Surber, an individual.

10(i)(d)      *         Lease Agreement  dated March 9, 1996,  between the Oasis
                        Services  Management  Corporation and William and Pamela
                        Wiegand.  (Incorporated herein by reference from Exhibit
                        No. 10(i)(a) to the Company's Form 10 QSB for the period ended March 31, 1996.)

10(i)(e)      *         Security  Agreement  dated March 9, 1996,  between Oasis
                        Services  Management  Corporation and William and Pamela
                        Wiegand.  (Incorporated herein by reference from Exhibit
                        No. 10(i)(b) to the Company's Form 10 QSB for the period ended March 31, 1996.)

10(i)(f)      *         Promissory Note dated March 9, 1996, made by William and
                        Pamela  Wiegand  in favor of Oasis  Services  Management
                        Corporation. (Incorporated herein by reference from Exhibit No. 10(i)(c) to the Company's Form 10 QSB for the period ended March 31, 1996.)

10(i)(g)      *         Agreement  of Exchange of Stock signed on April 9, 1996,
                        by and between CyberAmerica Corporation and Terrace Auto
                        Supercenter. (Incorporated herein by reference from Exhibit No. 10(i)(c)a to the Company's Form 10 QSB for the period ended June 30, 1996.)

10(i)(h)      *         Order  of  the  Court   involving   Plaintiffs,   Canton
                        Industrial Corporation and Canton Industrial Corporation of Salt Lake City and Defendants, KLH Engineering sign by Judge Tena Campbell and effective July 23, 1996.
                        (Incorporated herein by reference from Exhibit No. 27 to the Company's Form 10 QSB for the period ended June 30,
                        1996.)

10(i)(i)      *         Development and Purchase Agreement by and between Canton
                        Financial Services  Corporation (through its subsidiary,
                        CyberMalls)   and   Bust-it   Records    regarding   the
                        development  and  sale of a Mall  site on the  Internet,
                        effective  June  13,  1996.   (Incorporated   herein  by
                        reference  from Exhibit No.  10(i)(bb) to the  Company's
                        Form 10 QSB for the period ended June 30, 1996.)

10(i)(j)      *         Guaranty  and  Assumption,  Modification  and  Extension
                        Agreement  by  and  between  Canton  Financial  Services
                        Corporation  and  the  Canada  Life  Assurance   Company
                        regarding  the  purchase of the TAC  Warehouse  Building
                        effective  June  28,  1996.   (Incorporated   herein  by
                        reference  from Exhibit No.  10(i)(cc) to the  Company's
                        Form 10 QSB for the period ended June 30, 1996.)

10(i)(k)      *         Offshore  Securities  Subscription  Agreement for a 6.0%
                        Convertible  Debenture  sold to  Legong  Investments  on
                        September 16, 1996. (Incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10 QSB for the period ended September 30, 1996.)

10(i)(l)      *         May 22,  1996,  Stock  Purchase  Agreement  by which the
                        Company  sold its wholly  owned  subsidiary,  Cyber Real
                        Estate,   Inc.  to  Premier  Sales   Corporation,   Ltd.
                        (Incorporated  herein by  reference  from the  Company's
                        Form 10 QSB for the period ended September 30, 1996.)

10(i)(m)      *         Mutual Release of All Claims dated May 12, 1995, between
                        the  Company,  ATC  II,  Inc.  and  Thistle  Properties.
                        (Incorporated  herein by  reference  from the  Company's
                        Form 10 KSB for the period ended December 31, 1995.)

10(i)(n)      *         Agreement  of Sale and  Purchase  dated March 23,  1995,
                        between the Company and  Associated  Technologies,  Inc.
                        (Incorporated  herein by  reference  from the  Company's
                        Form 10 KSB for the period ended December 31, 1995.)

10(i)(o)      *         Settlement  Agreement  dated May 1,  1995,  between  the
                        Company,  A-Z Professional  Consultants,  Inc. and Allen
                        Wolfson. (Incorporated herein by reference from the Company's Form 10 KSB for the period ended December 31,
                        1995.)

10(i)(p)      *         Assignment and Acknowledgment dated May 4, 1995, between
                        the Company,  Investment  Sanctuary,  Allen  Wolfson and
                        Richard Surber. (Incorporated herein by reference from the Company's Form 10 KSB for the period ended December
                        31, 1995.)

10(i)(q)      *         Purchase  Agreement  dated May 23, 1995,  between Canton
                        Properties I, Inc., a subsidiary of the Company, and Asset Recovery, Inc. (Incorporated herein by reference from the Company's Form 10 KSB for the period ended
                        December  31,  1995.)

10(i)(r)      *         Settlement  Agreement  dated December 12, 1995,  between
                        TAC,   Inc.,   a  subsidiary   of  the  Company,   Ozora
                        Corporation and Mark C. Hungerford. (Incorporated herein by reference from the Company's Form 10 KSB for the period ended December 31, 1995.)

10(i)(s)      *         Real Estate  Sales  Contract  dated  December  14, 1995,
                        between   the   Solar   Logos   Foundation   and   Oasis
                        International  Hotel & Casino,  Inc., jointly with Oasis
                        International  Corporation.  (Incorporated  from Exhibit
                        10(i)(a) to the Company's Current Report on Form 8-K filed with the Commission on January 11, 1996).

10(i)(s)      *         Agreement  relating to water rights  dated  December 14,
                        1995,  between  the  Solar  Logos  Foundation  and Oasis
                        International  Hotel and Casino and Oasis  International
                        Corporation.  (Incorporated from Exhibit 10(i)(b) to the
                        Company's  Current  Report  on Form 8-K  filed  with the
                        Commission on January 11, 1996).

10(i)(t)      *         Promissory  Note dated December 27, 1995,  between Oasis
                        International    Corporation   and   the   Solar   Logos
                        Foundation.  (Incorporated  from Exhibit 10(i)(c) to the
                        Company's  Current  Report  on Form 8-K  filed  with the
                        Commission on January 11, 1996).

10(i)(u)      *         Trust Deed Note dated  December 27, 1995,  between Oasis
                        International   Hotel  and  Casino,   Inc.   and  Howard
                        Bernstein.  (Incorporated  from Exhibit  10(i)(d) to the
                        Company's  Current  Report  on Form 8-K  filed  with the
                        Commission on January 11, 1996).

10(i)(v)      *         Stock Option Agreement dated December 22, 1995,  between
                        the  Company  and  A-Z  Professional  Consultants,  Inc.
                        (Incorporated  from  Exhibit  10(i)(b) to the  Company's
                        Current Report on Form 8-K filed with the Commission on January 3, 1996).

10(i)(w)      *         Stock Option Agreement dated December 22, 1995,  between
                        the  Company  and  Investment   Sanctuary   Corporation.
                        (Incorporated  from  Exhibit  10(i)(c) to the  Company's
                        Current Report on Form 8-K filed with the Commission on January 3, 1996).


MANAGEMENT CONTRACTS & COMPENSATORY PLANS/ARRANGEMENTS


10(ii)(a)     *         Employment   Agreement   dated  December  5,  1995,  but
                        effective August 30, 1995, between the Company and Steven A. Christensen. (Incorporated herein by reference from Exhibit No. 10(ii)(e) to the Company's Form 10 KSB for the period ended December 31, 1995.)

10(ii)(b)     *         Employment   Agreement   dated  December  5,  1995,  but
                        effective August 30, 1995, between the Company and Kevin
                        S. Woltjen. (Incorporated herein by reference from Exhibit No. 10(ii)(f) to the Company's Form 10 KSB for the period ended December 31, 1995.)

10(ii)(c)     *         Employment   Agreement  dated  November  10,  1995,  but
                        effective October 4, 1995, between the Company and Susan
                        S. Waldrop.  (Incorporated  from Exhibit 10(i)(a) to the
                        Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995).

10(ii)(d)     *         Stock Option Agreement dated December 22, 1995,  between
                        the  Company  and  A-Z  Professional  Consultants,  Inc.
                        (Incorporated  from  Exhibit  10(i)(b) to the  Company's
                        Current Report on Form 8-K filed with the Commission on January 3, 1996).

10(ii)(e)     *         Stock Option Agreement dated December 22, 1995,  between
                        the  Company  and  Investment   Sanctuary   Corporation.

                        (Incorporated from Exhibit 10(i)(c) to the Company's Current Report on Form 8-K filed with the Commission on January 3, 1996).

99            *         ORDER allowing  MOTION FOR FINAL DECREE in the Company's
                        voluntary bankruptcy petition dated November 8, 1994, but effective November 7, 1994. (Incorporated from
                        Exhibit of like number from the Company's Annual Report on Form 10 KSB for the year ended December 31, 1994).

99(a)         *         ORDER  dated  March 4,  1995,  from  the  West  Virginia
                        Division of Environmental Protection. (Incorporated from
                        Exhibit of like number from the Company's Annual Report on Form 10 KSB for the year ended December 31, 1995.)

99(b)         *         CONTEMPT  ORDER  dated May 31,  1995,  from the  Circuit
                        Court for the Ninth  Judicial  Circuit,  Fulton  County,
                        Illinois. (Incorporated from Exhibit of like number from the Company's Annual Report on Form 10 KSB for the year ended December 31, 1995.)

* Previously filed as indicated and incorporated herein by reference.