Form 10-K/A
period 1996-12-31
CYBERAMERICA CORP
filed 1997-05-15
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number:  I-9418

                            CyberAmerica Corporation
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                           87-0509512
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company recorded a net loss of $2,049,413 for the fiscal year ended December 31, 1996. This significant loss was partially attributable to computer equipment and salary costs incurred with respect to the Company's wholly owned subsidiary, CyberMalls, Inc. CyberMalls was incorporated by the Company in 1996 to design, develop, and market Internet virtual malls. As discussed in "Item 1 - Description of Business," a virtual mall is a central address on the Internet used to market the goods and services of vendors which consists of the inter-linked home pages of several different business entities. CyberMalls' business plan consisted of soliciting entities interested in owning, managing and marketing Internet virtual malls with a specific theme or industry niche. CyberMalls would develop ideas for the Internet marketing of products and services with a common theme. CyberMalls would then transfer to its customers a corporation owning a name and Uniform Resource Locator Number (more commonly known as an Internet address) indicating the theme mall the purchaser was to develop. CyberMalls would also transfer to the purchaser a contract obligating CyberMalls to provide the ongoing support and maintenance necessary for the purchaser to establish a viable Internet virtual mall including the use of CyberMalls' computer programmers, graphic artists, and writers. The purchaser of the mall was to be responsible for marketing and leasing the space on the Internet virtual mall to providers of retail products and services.

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

     Since CyberMalls was a start-up venture with limited capitalization, the Company advanced most of the expenses necessary to commence CyberMalls' operations. The Company incurred expenses of $576,160 related to the development of its CyberMalls division, including the development of WebSafariTM. Fourteen percent (14%) of this amount involved expenditures for computer hardware, software and data connection lines. Sixty-one percent (61%) of this total represented salaries of the 20 to 25 employees CyberMalls employed to effect its business plan. The remaining 25% were selling and miscellaneous general and administrative expenses.

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

     On February 25, 1997, the Company's board of directors decided to permanently discontinue the operations of CyberMalls. The Company's management made this decision based on its belief that the expenditures necessary to continue competing in the highly competitive market of Internet commerce would earn a higher rate of return if invested in other segments of the Company's business. The Company is attempting to liquidate CyberMalls' assets in an effort to mitigate losses incurred as a result of advancements made to CyberMalls. This includes selling proprietary information related to the development of WebSafariTM and equipment or software purchased by CyberMalls. The Company is currently leasing some of the equipment previously purchased by CyberMalls to another corporation. The Company recorded a loss of $576,160 on its financial statements for the fiscal year ended December 31, 1996 to account for its investment in CyberMalls.

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

     Costs of revenues soared 41% from $1,255,374 in 1995 to $1,774,050 in 1996.
The Company incurred $1,211,758 in payroll and payroll related taxes Costs of revenue from the real estate operations accounted for $506,516. As a result of the dramatic increase in costs of revenue, costs of revenue as a percentage of sales was 67% for 1996 compared to 61% in 1995. Gross Profit was $881,432 for 1996 compared to $794,594 for 1995.

     Selling, general, and administrative expenses for 1996 increased to $2,797,535 from 1,205,931 for 1995. One of the factors behind this increase is the bad debt expenses in the amount of $233,261 during 1996 compared to zero during 1995. This was primarily attributable to separate promissory notes of $75,600 held by two of the Company's subsidiaries. The Company now believes that these notes may be uncollectible and is investigating its legal rights with respect to collecting on the notes. In addition, the Company incurred $781,797 in consulting expenses during 1996 through issuance of Common Stock and cash. Property taxes, depreciation expenses, rental expenses, investor/public relations expenses, and office supplies accounted for another $754,332. Finally, the Company incurred $576,160 in computer development costs associated with its Internet division.

     Operating losses were 1,916,103 and $411,337 for the years ended December 31, 1996 and 1995, respectively.

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

     The Company recorded a gain from investment securities in the amount of $46,014 during 1996. During 1995, the Company realized $73,425 in gain from investment securities. In 1996, permanent decline in value of the Company's investment securities was $447,513 compared to $94,295 in 1995.

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

Notes to Consolidated Financial Statements December 31, 1996.................F-9

Independent Auditors' Report on Other Information...........................F-24

Schedules

V        Property, Plant and Equipment......................................F-25

VI       Accumulated Depreciation of Property, Plant and Equipment..........F-26

ANDERSEN ANDERSEN & STRONG, L. C.
------------------------------------------       941 East 3300 South, Suite 202
Certified Public Accountants and Business Consultants  Salt Lake City, UT 84106
Member SEC Practice Section of the AICPA                Telephone: (801)486-0096
                                                              Fax: (801)486-0098
                                                     E-Mail: K Anderson @msn.com

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

         A member of ACF International with affiliated offices worldwide.

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

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1996 and 1995

                                                         1996            1995
                                                       ----------      ---------

REVENUE
   Consulting revenue .............................   $ 1,927,224    $ 1,742,679
   Rental revenue .................................       492,513        287,215
   Other revenue ..................................       235,745         26,074
                                                      -----------    -----------
TOTAL REVENUE .....................................     2,655,482      2,049,968
COSTS OF REVENUE
   Costs associated with consulting revenue .......     1,211,758        940,280
   Costs associated with rental revenue ...........       348,815        169,292
   Interest expenses associated with rental revenue       157,701        133,320
   Costs associated with other revenue ............        55,776         12,482
                                                      -----------    -----------
TOTAL COSTS OF REVENUE ............................     1,774,050      1,255,374
                                                      -----------    -----------
GROSS PROFIT (LOSS) ...............................       881,432        794,594
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......     2,201,375      1,073,088
   Computer development costs .....................       576,160           --
   Environmental cleanup ..........................        20,000        132,843
                                                      -----------    -----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE .........     2,797,535      1,205,931
OPERATING LOSS ....................................    (1,916,103)     (411,337)
                                                      -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income ................................         4,663         86,565
   Interest expense ...............................      (213,141)     (123,137)
   Gain from sale of assets .......................        16,479         71,660
   Gain from investment securities ................        46,014         73,425
   Gain from issuance of shares by subsidiary .....       272,848        151,966
   Unrealized loss from securities ................      (447,513)      (94,295)
   Gain from disposal of subsidiary ...............          --           70,544
   Other income ...................................        50,699        217,420
                                                      -----------    -----------
TOTAL OTHER INCOME (EXPENSES) .....................      (269,951)       454,148
                                                      -----------    -----------
INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND OTHER ITEMS ......................    (2,186,054)        42,811

DISCONTINUED OPERATIONS:
   Gain from discontinued operations ..............          --           23,912
                                                      -----------    -----------

INCOME (LOSS)  BEFORE INCOME TAXES,
 EXTRAORDINARY ITEMS, AND MINORITY INTEREST .......    (2,186,054)        66,723
 PROVISION FOR INCOME TAXES .......................          --             --
                                                      -----------    -----------

                 See notes to consolidated financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     Years Ended December 31, 1996 and 1995


 INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ...    (2,186,054)        66,723
AND MINORITY INTEREST:
   Gain from extinguishment of debt .........          --           13,454
   Loss on foreclosure (Note 17) ............          --         (562,406)
                                                 -----------    -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST ..    (2,186,054)      (482,229)
                                                 ------------    ----------

MINORITY INTEREST IN LOSS ...................       136,641         63,500
                                                   -----------    ---------

NET INCOME (LOSS) ...........................   $(2,049,413)   $  (418,729)
                                                   ===========    =========

INCOME (LOSS) PER COMMON SHARE
   Gain (loss) before discontinued operations
     and other items ........................       $   (.28)   $    .01
   Gain from discontinued operations ........          --            .01
   Extraordinary items ......................          --           (.14)
   Minority interest in loss ................           .01          .01
                                                   ---------    ------------
   Net income (loss) per weighted average
     common share outstanding ...............   $      (.27)    $    (.11)
                                                  ===========    =========
   Weighted average number of common
     shares outstanding (Note 2) ............     7,715,173      3,825,264
                                                  ===========    =========

                 See notes to consolidated financial statements.

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

                                                                                                              Net
                                                                                            Stock         Unrealized loss    Total
                                      Common           Stock    Paid-in                  Subscription   On securities  Shareholders'
                                      Shares           Amount   Capital          Deficit   Receivable  Available for Sale  Equity

BALANCES AT DECEMBER 31, 1994 ....     2,832,864   $  2,833   $ 10,268,120   $ (7,645,018)  $     --      $      --     $  2,625,935

Common stock activity:
 Issued for debt ...............       241,743            242         82,073           --           --             --         82,315
 Issued for assets .............       420,000            420        267,330           --           --             --        267,750
 Issued for services
  - related parties ............       407,000            407        148,045           --           --             --        148,452
 Issued for services ...........       390,451            390         83,260           --           --             --         83,650
 Issued for cash ...............     1,594,741          1,595        579,846           --           --             --        581,441
Net loss for year ..............          --             --             --         (418,729)        --             --      (481,729)


BALANCES AT DECEMBER 31, 1995 ....    5,886,799       $  5,887   $ 11,428,674   $ (8,063,747)  $     --        $   --    $ 3,370,814
                                     ------------   ------------   ------------   ------------   ------------   --------  ---------

Common stock activity:
 Issued for debt ...............        95,460             96         11,839           --             --             --       11,935
 Issued for assets .............     1,325,000          1,325        357,175           --             --             --      358,500
 Issued for services
    - related parties ..........       320,000            320        128,575           --             --             --      128,895
 Issued for services ...........       400,202            400        427,686           --             --             --      428,416
 Issued for cash ...............     1,457,096          1,457      1,706,257           --             --             --    1,707,384
 Stock subscription
     receivable (Note 13) ......       750,001            750        870,832           --         (871,582)          --          --
 Cancellation stock
  subscription receivable ......      (750,001)          (750)      (870,832)          --          871,582           --          --
        (Note 13)
Dividends paid ................          --             --           (1,950)          --             --             --       (1,950)
 Unrealized loss from securities
  available for sale ...........          --             --             --             --             --         (606,234) (606,234)
Net loss for year ..............          --             --             --       (2,049,413)          --             --  (2,049,413)


BALANCES AT DECEMBER 31, 1996 ....     9,484,557   $      9,485   $ 14,058,256   $(10,113,160)  $     --     $ (606,234) $3,348,347
                                      ============   ============   ============   ============  ==========   ========== ==========

                                           See notes to consolidated financial statements.
                                       F-7

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995

                                                         1996            1995
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................................  $(2,049,413)  $  (418,729)
  Adjustments to reconcile net income (loss)
  to net cash provided
    Gain from debt settlements .....................         --         (13,454)
    (Gain) loss from sale of investments ...........      (46,014)      (73,425)
    Permanent decline in investments ...............      447,513        94,295
    (Gain) from sale of assets .....................      (16,479)      (71,660)
    (Gain) from sale of subsidiary .................         --         (70,544)
    (Gain) from issuance of shares of subsidiary ...         --        (151,966)
    (Gain) from discontinued operations ............         --         (23,912)
    Loss on foreclosure ............................         --         562,406
    Minority interest ..............................     (136,641)      (63,500)
    Depreciation and Amortization ..................      247,399       205,937
    Services paid with common stock ................      557,312       232,102
    Common stock issued for assets and debt ........       11,935        82,315
    Bad debt provisions ............................      201,097          --
    Decrease (increase) in assets:
      Receivables ..................................   (1,346,447)     (301,967)
      Inventories ..................................       36,371       (36,371)
      Prepaid expenses and other ...................      (47,783)      (63,747)
      Investments - other ..........................         --         (74,125)
    Increase (decrease) in liabilities:
      Accounts and notes payable ...................       74,085        (8,807)
      Accrued liabilities ..........................      195,458       381,429
      Deferred income ..............................     (171,900)       51,615
                                                      -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...  $(2,043,507)  $   237,892
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ...........................     (584,453)     (223,220)
    Proceeds from sales of investments .............      315,618       258,901
    Purchase of  security investments ..............     (257,586)   (1,018,691)
                                                      -----------   -----------
NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ......  $  (526,421)  $  (983,010)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock for cash ..................    1,707,385       981,441
   Increase in long term debt ......................      890,925       218,000
   Loans from investors ............................      269,704          --
   Cash disbursements to stockholders ..............       (1,950)         --
   Reduction of long term debt .....................     (236,373)     (464,727)
                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........  $ 2,629,691   $   734,714
                                                      -----------   -----------

INCREASE (DECREASE) IN CASH ........................  $    59,763   $   (10,404)

CASH AT BEGINNING OF YEAR ..........................       18,605        29,009
                                                                    -----------

CASH AT END OF YEAR ................................  $    78,368   $    18,605
                                                      ===========   ===========
                     See Note 3 for supplemental disclosures

                            CYBERAMERICA CORPORATION

              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

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

During the second and third quarter of 1996, CyberConnect, Inc.("CC") and CyberDimensions, Inc. ("CD"), both majority-owned subsidiaries of the Company, conducted offerings in the amount of $269,704 pursuant to Rule 504 of the Regulation D of the Securities Act of 1933 ("504 exemption"). The Company later became aware that these offerings might have been conducted outside the requirements of 504 exemption. As a result, CC and CD began to rescind the offerings starting fourth quarter of 1996 and agreed to refund the investments made by the shareholders by January 15, 1997; however, due to cash shortages, CC and CD were unable to repay each individual investor in full. CC and CD then agreed to refund 10% of the investments plus accrued interest to each investor every 45 days until the debts are paid in full. As of December 31, 1996, CC and CD were indebted to their investors in the amount of $177,614.

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

Sales of Undeveloped Land
The Company uses the deposit method for reporting sales of certain undeveloped land. Under this method the effective

                            CYBERAMERICA CORPORATION

              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

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

Investment Securities Marketable equity securities are stated at market value in accordance with Financial Accounting Standards ("FAS") No. 115. Valuation of other security investments is based on acquisition costs. Markdowns are made to reflect significant (permanent) impairment in values. During 1996, unrealized loss from investment securities available for sale was recorded as $606,234 and permanent decline in value of investment securities acquired at cost was $447,513. Gains and losses on sale of securities available for sale are determined using a first-in first-out method.

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

                              Expiration      Exercise       No. of Shares
          Issue Date             Date           Price     Subject to Options
          10/21/93            10/30/98         $4.44            98,472
          09/08/93            09/30/98         $4.44             6,000
          11/19/96            11/19/06         $0.60            50,000
                                                             ---------

                                       Total                   154,472
                                                               ========

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

                            CYBERAMERICA CORPORATION

              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

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

Research and Development Costs

The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Capitalized costs are amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs for 1996 of $576,160 have been expensed. No expenses were incurred in 1995.

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, receivables and investments. The Company places its cash with high quality institutions. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses on receivables. Collateral is not generally required to support customer receivables. The Company's six largest clients accounts for approximately 72% of consulting revenue in 1996 and approximately 96% of accounts receivable at 12/31/96. The Company follows Statement of Financial Accounting Standards No. 115 as it applies to investments in equity securities.

NOTE 3:  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

     1.  Cash paid for interest was $370,284 in 1996 and $256,457  in 1995.
     2.  Common stock was issued for the following purposes:

          1996

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

                            CYBERAMERICA CORPORATION

              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

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

NOTE 5:  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996:
                                                                        1996
      Mortgage payable, BP&G (10%), monthly payments
       of $7,929, due 11/99                                     $      522,555
      Mortgage payable, Rich Bennion, (9%) monthly
       payments of $4,780, due 10/99                                   585,000
      Mortgage payable, Rick Lucas Keogh (9%)
       monthly payments of $1,575, due 11/03                           163,874
      Mortgage payable, Mark Cummings (9%)
       monthly payments of $1,350, due 11/03                           140,489
      Mortgage payable, Title Security Agency (8%),
       monthly payments of $825, due 02/99                              53,868
      Note payable,  Paul R. Rubey (5%), due 10/98                     100,000
      Mortgage payable, Solar Logos Foundation,(7%), quarterly
        payments of interest only until 1/99, due 07/04                900,000
      Mortgage payable, Howard Bernstein, (18%), monthly payments
        of interest only, due 12/97                                    300,000
      Note payable to The Capital Company, (18%), monthly payments of interest only until 4/97,  $5,000  monthly  thereafter
        until paid in full 166,480 Mortgage payable to
        Zions Mortgage, (9.5%), monthly payments
        of $309, due 04/15                                              32,151
      Mortgage payable to First American Title,
        (8.25%), monthly payments of $298, due 10/01                    34,873
      Mortgage payable to Republic Mortgage, (9.18%),
        monthly payments of  $6,389, due 6/01                          285,922
      Mortgage payable to The Capital Company, (15%), due 06/97        332,557
      Mortgage payable to Barnett Bank, (9.63%), monthly payments
        of $4,367, due 07/97                                           423,213
      Mortgage payable to Tucker, (10%), monthly payments of
       $471, due 11/04                                                  50,514
      Notes payable, Alexander Senkovski Trust (24%), due on demand     71,936
      Notes payable, David Michael Trust (24%), due on demand           92,366
      Notes payable, AZ Professional (24%), due on demand               15,000
                                                                    -----------

      Total                                                           4,270,798
      Current portion                                                 1,430,456
                                                                  --------------
      Long-term portion                                          $    2,840,342
                                                                     ==========

Scheduled principal reductions are as follows:
                       December 31, 1997          $     1,430,456
                       December 31, 1998                  312,188
                       December 31, 1999                1,196,247
                       December 31, 2000                  153,344
                       December 31, 2001                  133,855
                       Thereafter                       1,044,708
                                                  ---------------

                                                  $     4,270,798

NOTE 6:  CAPITALIZED LEASE OBLIGATIONS
The Company leases space for its corporate offices in Salt Lake City for $4,596 per month. The lease is for 10 years and expires May 2004. The Company paid $15,000 for an option to purchase the building at the end of the lease for $415,000. A portion of the lease payments apply to the purchase price. The lease is being treated as a capital lease. The leased property under Capital lease as of December 31, 1996 has a cost of $430,000 including land, accumulated amortization of $21,714 and a net book value $408,286. Amortization of leased property is included in depreciation expense. Scheduled annual minimum rental commitments under the capital lease are as follows:
                       1997                    $          55,158
                       1998                               55,158
                       1999                               55,158
                       2000                               55,158
                       2001                               55,158
                       Thereafter                        325,500
                               Total   $                 601,290
                                                   --------------
         Less: amounts representing interest            (224,280)
                                                    -------------
         Present value of future minimum
           Capital lease payments                        377,010
         Less: current obligations under
           Capital lease                                 (17,591)
         Long-term capital lease obligation    $         359,419

NOTE 7:  FEDERAL INCOME TAXES

At December 31, 1996, the Company had net operating loss carryovers of approximately $5,290,000. The net operating loss carryovers expire as follows:

                                Expiration
          Loss Year                Date                      Amount

           12/31/91              12/31/2006        $       1,248,000
           12/31/92              12/31/2007                  229,000
           12/31/93              12/31/2008                1,616,000
           12/31/94              12/31/2009                   71,000
           12/31/95              12/31/2010                  256,000
                                                            --------
           12/31/96              12/31/2011                1,870,000
                                                           ---------
                                                   $       5,290,000

At December 31, 1996, the Company has a capital loss carryover of approximately $985,000, $810,000 of which expires in 1998 and $175,000 expires in 1999.

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

NOTE 10:  RELATED PARTY TRANSACTIONS

1.   A-Z Professional Consultants, Inc.
     During 1995 and 1996, the Company completed several transactions with A-Z Professional Consultants, Inc. ("A-Z"), a beneficial owner of more than 5% of the Company's common stock. A-Z's sole owner is Allen Wolfson, a control person of the Company.

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

NOTE 11:

The cost and approximate market value of securities available for sale at December 31, 1996 are as follows:

                                       Gross Unrealized           Market
                        Cost         Gains         Losses          Value
Marketable equity
Securities           $1,255,694    $145,580     $(751,814)       $694,460
                      ==========  ==========  ==============   ===========


Other equities securities in the amount of $176,910 are carried at cost. There is no readily available market for these securities or they are restricted. Securities carried at cost are marked down to reflect impairment in values. During 1996 impairment mark-downs were $447,513.

During 1996 proceeds from sales of securities were $333,418. Gross gains of $114,292 were realized on those sales. Gross losses realized were $68,278.

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

The above receivable is included in the financial statements as follows:

     Notes receivable:
         Associated Technologies                             48,000

                                                     $       48,000

     Less current portion                                    12,000

                                                     $       36,000
                                                        ============


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

NOTE 15:    OPERATING LEASE COMMITMENTS

The Company is obligated under an operating lease to pay $5,663 per month on the one building it rents. The lease is for three years expiring August 1998. The Company has an option to purchase the building at the end of the lease term. Scheduled rent payments are as follows:

                  December 31, 1997                        $        67,956
                  December 31, 1998                                 45,304
                                                               -----------
                                                           $       113,260


The Company receives rents on lease of buildings under operating leases. Additional information is included as follows:

                  Cost of real estate under lease          $      2,530,648
                  Accumulated depreciation                         (214,104)
                                                               -------------
                  Net carrying amount                      $      2,316,544
                                                                ===========

Future minimum rentals on noncancellable leases are as follows:

                  1997                                     $        328,585
                  1998                                               74,840
                  1999                                               48,465
                  2000                                                2,940
                  Thereafter                                           -
                                                           -------------
                                                           $        454,830

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

On December 22, 1995,  the Company  entered into a Stock Option  Agreement  with
Investment Sanctuary Corporation ("ISC"). Pursuant to the agreement, the Company granted an option giving the right to purchase a quantity of shares of the Company's common stock equivalent to 25% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share. The option was canceled on October 31,

NOTE 16: STOCK OPTION PLANS AND AGREEMENTS

1996, when the Company executed a Stock Exchange  Agreement with ISC and Richard
Surber. Pursuant to the Agreement, the Company acquired 100% outstanding capital stock of ISC and issued 1.1 million shares of the Company's Common Stock to Richard Surber.

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

A summary of the status of the Company's Stock Option Plan as of December 31, 1996 and the changes due the year ending December 31, 1996 as presented below:

   Options               Shares            Weighted Average Exercise Plan
--------------------------------------------------------------------------------
  January 1, 1996       104,472                         $4.44
  Granted               823,981                          1.20
  Exercised            (773,981)                         1.23
                      -----------                      -------
                        154,472                          $3.20
                      ===========


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

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

If the Company had used the fair value based method of accounting for its stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the year ended December 31, 1996 would have increased by $9,000 resulting in a net loss of $2,058,413.

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

NOTE 18: BUSINESS ACQUISITIONS

On October 31, 1996, the Company acquired 100% of the outstanding stock of Investment Sanctuary Corporation in exchange for 1,100,000 shares of the Company's common stock. The transaction was valued at $49,500 and was accounted for as a purchase. The purchase price was allocated to the net assets acquired based on their estimated fair values. The consolidated statements of operations reflect the operating results of Investment Sanctuary Corporation since the date of acquisition.

In July 1996, the Company acquired 90% of the outstanding stock of Venice Automall, Inc. for $8,402. The transaction was accounted for as a purchase. The purchase price was allocated to net assets acquired based on their estimated fair values. The consolidated statements of operations reflect the operating results of Venice Automall, Inc. since the date of acquisition.

NOTE 19: SUBSEQUENT EVENT

On February 25, 1997, the Company discontinued operations to develop and market certain computer programs. This business commenced in 1996 and all research and development expenses incurred during the year were expensed. No significant additional expenses were incurred after December 31, 1996. No significant revenue was realized from this activity.

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



/s/ Andersen Andersen & Strong
Salt Lake City, Utah
April 14, 1997


                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                                Balance at                             Balance
                                Beginning     Additions              at the end
                                of Period     at Cost    Retirement   of Period

Year ended December 31, 1995:

     Land ...................   $  617,190   $1,734,150   $  104,840  $2,246,500
     Leasehold improvements .       26,698        - 0 -   - 0 -           26,698
     Building and Structures     2,233,401      399,078      114,155   2,518,324
     Machinery and Equipment       500,000       98,374   - 0 -          598,374
     Furniture and Fixtures .       93,786       26,728        2,401     118,113
                                ----------   ----------   ----------  ----------

                                $3,471,075   $2,258,330   $  221,396  $5,508,009
                                ==========   ==========   ==========  ==========

Year ended December 31, 1996:

     Land ...................   $2,246,500   $1,219,018   $ - 0 - $    3,465,518
     Leasehold improvements .       26,698       20,589   - 0 -           47,287
     Building and Structures     2,518,324    1,157,040   - 0 -        3,675,364
     Machinery and Equipment       598,374       26,845   - 0 -          625,219
     Furniture and Fixtures .      118,112      207,549   - 0 -          325,661
                                ----------   ----------   ----------  ----------

                                $5,508,008   $2,631,047   $ - 0 - $    8,139,049
                                ==========   ==========   ==========  ==========

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                                        Balance at                                                        Balance
                                        Beginning              Additions                                 at the end
                                        of Period               at Cost                  Retirement      of Period

Year ended December 31, 1995:

     Land                           $          - 0 -    $          - 0 -   $             - 0 - $             - 0 -
     Leasehold Improvements                    3,949    (1)        4,428                 - 0 -               8,377
     Building and Structures                 150,943    (2)      262,827                 906               412,864
     Machinery and Equipment                 113,750    (3)       88,580                 - 0 -             202,330
     Furniture and Fixtures                    9,655              14,895                 372                24,178
                                    ----------------    ----------------   -----------------   -------------------

                                    $        278,297    $        370,730   $           1,278   $           647,749
                                     ===============     ===============    ================    ==================


     Includes amounts acquired from subsidiary:
                                                  (1)   $154,943
                                                  (2)     13,339
                                                  (3)         80
                                                ----------------
                                                        $168,362

Year ended December 31, 1996:
     Land                          $          - 0 -     $    - 0 -         $             - 0 -  $           - 0 -
     Leasehold Improvements                    8,377    (1)        4,763                 - 0 -              13,140
     Building and Structures                 412,864    (2)      178,003                 - 0 -             590,867
     Machinery and Equipment                 202,330    (3)       95,591                 - 0 -             297,921
     Furniture and Fixtures                   24,178              42,631                 - 0 -              66,809
                                    ----------------    ----------------   ------------------- -------------------

                                    $        647,749    $        320,988   $             - 0 - $           968,737
                                     ===============     ===============    ==================  ==================

     Included amounts acquired from subsidiary:
                                                  (1)   $65,759
                                                  (2)     7,832
                                                         -------
                                                        $73,591

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 1997

                        CyberAmerica Corporation



                        /s/ Richard D. Surber
                        ---------------------
                        Richard D. Surber, President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                   Date


/s/ Richard D. Surber    President, Chief Executive Officer         May 14, 1997
--------------------     and Director
  Richard D. Surber



/s/ Philip Lamb
------------------       Director                                   May 14, 1997
  Philip Lamb



/s/ Adrienne Bernstein
-----------------------    Director                                 May 14, 1997
  Adrienne Bernstein