Form 10-Q
period 1997-03-31
CYBERAMERICA CORP
filed 1997-05-20
CIK 788738

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ --------------


         Commission file number:  I-9418


                            CYBERAMERICA CORPORATION
        (Exact name of small business issuer as specified in its charter)




           Nevada                                      87-0509512
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





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

                                    Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 12, 1997 was 10,384,213.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS ..............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ..............................   3

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS .................................................   6

ITEM 5.  OTHER INFORMATION .................................................   7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................   7


SIGNATURES .................................................................   8

INDEX TO EXHIBITS ..........................................................   9



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 1997 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed
Balance Sheet March 31, 1997 .............................................   F-2

Consolidated Unaudited Condensed
 Statements of Operations March 31, 1997 and 1996 ........................   F-4

Consolidated Unaudited Condensed
 Statements of Shareholder's Equity March 31, 1997 .......................   F-5

Consolidated Unaudited Condensed
 Statements of Cash Flows March 31, 1997 and 1996 ........................   F-6

Notes to Consolidated Unaudited Condensed
 Financial Statements March 31, 1997 .....................................   F-7


                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                 March 31, 1997

ASSETS
CURRENT ASSETS
   Cash .....................................................      $     27,212
   Accounts receivable - trade ..............................           411,054
       (Net of allowance for bad debt of $189,097)
   Accounts receivable - related parties ....................           439,361
   Accounts receivable - other ..............................           125,960
                                                                   ------------
   Note receivable - current ................................            12,000
   Prepaid expenses .........................................            39,065
   Securities available for sale ............................           591,322
                                                                   ------------

TOTAL CURRENT ASSETS ........................................         1,645,974
PROPERTY AND EQUIPMENT
   Buildings and structures .................................         3,675,374
   Land .....................................................         3,792,227
   Leasehold improvement ....................................            47,604
   Machinery and Equipment ..................................           619,785
   Furniture and Fixtures ...................................           330,837
   Less: accumulated depreciation ...........................        (1,013,462)
                                                                   ------------

NET PROPERTY AND EQUIPMENT ..................................         7,452,365

OTHER ASSETS
   Investment securities at cost ............................           466,559
   Notes receivable - net of current ........................            36,000
   Investments - other ......................................           227,681
   Deposits .................................................            41,728
   Trade credits ............................................           193,180
-------------------------------------------------------------      ------------

TOTAL OTHER ASSETS ..........................................           965,148

TOTAL ASSETS ................................................      $ 10,063,487
                                                                   ============
                                      F-2
       See notes to consolidated unaudited condensed financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS(Continued)
                                 March 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade ..................................     $    407,287
   Accounts payable - related parties ........................           61,974
   Accrued liabilities
     Interest ................................................           44,504
     Real estate taxes and assessments .......................          373,098
     Payroll and related taxes payable .......................          141,056
     EPA liabilities .........................................          325,398
     Refundable deposits .....................................           32,556
     Refund to investors .....................................          122,117
     Other ...................................................          216,453
   Debenture payable .........................................          280,000
   Current maturities of long-term debt ......................        1,401,764
   Current maturities of capitalized lease ...................           20,106
                                                                   ------------

TOTAL CURRENT LIABILITIES ....................................        3,426,313

LONG-TERM LIABILITIES
   Long-term debt, less current portion ......................        3,141,979
   Long-term capitalized lease, less current portion .........          352,671
TOTAL LONG-TERM LIABILITIES ..................................        3,494,650
CONTINGENCIES ................................................             --
MINORITY INTEREST ............................................          322,991
SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 9,780,649 shares issued ..............            9,781
   Additional paid-in capital ................................       14,116,706
   Accumulated deficit .......................................      (10,764,143)
   Unrealized loss from securities available for sale ........         (542,811)
                                                                   ------------
TOTAL SHAREHOLDERS' EQUITY ...................................        2,819,533
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 10,063,487
                                                                   ============
                                      F-3
       See notes to consolidated unaudited condensed financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 1997 and 1996

                                                                             1997                        1996
                                                                       ---------------              ---------

REVENUE
   Consulting revenue .............................   $    84,632    $   765,628
   Rental revenue .................................       143,980        105,218
   Other revenue ..................................          --           59,792
                                                        ----------    ----------
TOTAL REVENUE .....................................       228,612        930,638
COSTS OF REVENUE
   Costs associated with consulting revenue .......        44,265        342,162
   Costs associated with rental revenue ...........        91,986        102,337
   Interest expenses associated with rental revenue        45,916         27,482
   Costs associated with other revenue ............          --           40,247
                                                       -----------    ----------
TOTAL COSTS OF REVENUE ............................       182,167        512,228
                                                       -----------    ----------
GROSS PROFIT ......................................        46,445        418,410
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......       445,367        336,379
   Computer development costs .....................       121,720           --
   Environmental cleanup ..........................          --           20,000
                                                       -----------    ----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE .........       567,087        356,379
OPERATING INCOME (LOSS) ...........................      (520,642)        62,031
                                                       -----------    ----------
OTHER INCOME (EXPENSE):
   Interest income ................................          --             554
   Interest expense ...............................       (78,004)      (44,377)
   Gain (loss) from investment securities .........       (59,309)      116,873
   Other income (expense) .........................       (17.960)       20,388
                                                       -----------    ----------

TOTAL OTHER INCOME (EXPENSES) .....................      (155,273)        93,438
                                                        ----------    ----------

INCOME (LOSS)  BEFORE INCOME TAXES,
 EXTRAORDINARY ITEMS, AND MINORITY INTEREST .......      (675,915)       155,469

MINORITY INTEREST IN LOSS .........................        24,932         18,536
                                                       -----------    ----------

NET INCOME (LOSS) .................................   $  (650,983)   $   174,005
                                                      ===========    ==========

INCOME (LOSS) PER COMMON SHARE

   Income before minority interest ................   $      (.07)   $      .03
   Minority interest in loss ......................           .00           .00
                                                       -----------    ----------
   Net income (loss) per weighted average
     common share outstanding .....................   $      (.07)   $      .03
                                                       ===========    ==========
   Weighted average number of common
     shares outstanding ...........................     9,746,712      5,902,546
                                                       ===========    ==========
                                      F-4

       See notes to consolidated unaudited condensed financial statements.

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              For The Three Months Ended March 31, 1997

                                                                                                    Net
                                                                                               Unrealized loss             Total
                                                     Common    Stock     Paid-in               On securities           Shareholders'
                                                     Shares    Amount    Capital    Deficit    Available for Sale          Equity

BALANCES AT DECEMBER 31, 1996 ..................  $  9,484,557   $      9,485 $    14,058,256   $(10,113,160)  $(606,234) $3,348,347

Common Stock Activity:
  Issued for services ..........................       130,162           130        35,136          --             --         35,266
  Issued for debts .............................        65,930            66         8,414          --             --          8,480
  Issued for assets ............................       100,000           100        14,900          --             --         15,000
  Realized loss on securities available for sale          --            --            --            --           63,423       63,423
  Net loss for the period ended March 31, 1997 .          --            --            --        (650,983)          --      (650,983)
                                                 ----------------  ------------  -----------    -------------   ---------  ---------

BALANCES AT MARCH 31, 1997 .....................  $  9,780,649  $      9,781  $ 14,116,706  $(10,764,143)  $   (542,811)  $2,819,533

                                                                F-5
                                 See notes to consolidated unaudited condensed financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31, 1997 and 1996


                                                        1997              1996
                                                   -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..............................   $  (650,983)   $   174,005
  Adjustments to reconcile net income (loss)
  to net cash provided
    (Gain) loss from sale of investments .........        59,309       (116,873)
    Minority interest in loss ....................       (24,973)       (18,536)
    Depreciation and Amortization ................        50,043         54,337
    Services paid with common stock ..............        35,266         30,611
    Common stock issued for assets and debt ......        23,480           --
    Decrease (increase) in assets:
      Receivables ................................       632,458       (504,234)
      Inventories ................................          --           36,371
      Prepaid expenses and other .................       (16,589)        16,218
      Investments - other ........................        27,972        (22,980)
    Increase (decrease) in liabilities:
      Accounts and notes payable .................        91,283        513,351
      Accrued liabilities ........................        (7,596)        44,706
      Deferred income ............................          --           (5,991)
                                                                    -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .   $   219,670    $   200,985
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures .........................      (719,211)    (1,143,184)
    Proceeds from sales of investments ...........       179,673        194,187
    Minority interest in subsidiary ..............          --          825,000
                                                     -----------    -----------

NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ....   $  (539,538)   $  (123,997)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in long term debt ....................       627,413           --
   Reduction of long term debt ...................      (358,701)       (65,237)
--------------------------------------------------   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........   $   268,712    $   (65,237)
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH ......................   $   (51,156)   $    11,751
CASH AT BEGINNING OF YEAR ........................        78,368         18,605
                                                                    -----------

CASH AT END OF YEAR ..............................   $    27,212    $    30,356
                                                     ===========    ===========


      See notes to consolidated unaudited condensed financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1997.

2.       Refund to Investors

         During the second and third quarter of 1996, CyberConnect, Inc. ("CC") and CyberDimensions, Inc. ("CD"), both majority owned subsidiaries of the Company, conducted offerings of their common stock in the amount of $269,704. The Company later became aware that these offerings might have been conducted outside the requirements of the offerings. As a result, CC and CD began to rescind the offerings starting fourth quarter of 1996 and agreed to refund the investments made by the shareholders by January 15, 1997; however, due to cash shortages, CC and CD were unable to repay each individual investor in full. CC and CD then agreed to refund 10% of the investments plus accrued interest to each investor every 45 days until the debts are paid in full. As of March 31, 1997, CC and CD were indebted to their investors in the amount of $122,117.

3.       Termination of the business of CyberMalls, Inc.

         CyberMalls, Inc., a Nevada corporation, was incorporated by the Company on February 15, 1996, for the purpose of preparing, developing, and marketing Internet virtual malls. On February 25, 1997, the Company decided to permanently discontinue the operations of CyberMalls. Please see the Company's Form 10-KSB for the fiscal year ended December 31, 1996 for more detail on this decision. The Company recorded a loss of $121,720 on its financial statements for the quarter ended March 31, 1997 to account for its investment in CyberMalls.

4.       Reacquisition of Ownership in Certain Subsidiaries

         On February 19, 1997, the Company reacquired stock ownership in its majority-owned subsidiaries, including 294,000 shares of common stock in Canton's Commercial Carpet Corporation, 294,000 shares in Canton Industrial Properties Management Corporation of Salt Lake City, and 475,750 shares in Canton Industrial Corporation of Salt Lake City, from an unaffiliated corporation. The Company also acquired 57,250 shares in Oasis International Hotel & Casino I, Inc., an affiliate of the Company. In exchange for the stock ownership in the subsidiaries and the affiliate, the Company transferred investment securities in another entity that it had owned to the unaffiliated corporation.

5.       Additional footnotes included by reference

          Except as indicated in Notes 1-5 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has two main divisions of operations. Through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc., the Company provides a variety of financial consulting services to various clients. These services primarily involve assisting clients in the preparation of corporate documentation including private placement offering documentation, corporate business plans and paperwork necessary to effect mergers and acquisitions. The remainder of the Company's operations involve the acquisition, management, lease and sale of real estate holdings. During the first quarter the Company discontinued the operations of a third business division related to the development and sale of Internet virtual malls. For more information on this division and its discontinuation, see the Company's Form 10-KSB for fiscal year ended December 31, 1996.

Financial Consulting

         The Company's consulting subsidiaries generate revenues through consulting fees payable in the client's equity, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half of the stock's bid price, which accounts for the fact that most of the equity received as payment by the Company is restricted as to resale. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be compensated and to make a return on the payments for its services.

         Revenues from the Company's financial consulting operations decreased during the quarter ended March 31, 1997. The Company recorded quarterly revenues of $84,632 from its financial consulting operations as compared to $765,628 for the same period of 1996. This substantial decline was largely attributable to the cancellation of consulting contracts by several of the Company's clients during the first quarter and the Company's decision to focus its operations primarily on real estate activities during the quarter.

         One of the services rendered by the Company's financial consulting subsidiaries involves assisting corporations in effecting stock offerings pursuant to certain statutory exemptions. Such offerings require strict adherence to the statutory exemptions upon which the offerings are premised. The Company notifies its clients of the restrictions and provisions specified in the exemptions and relies upon the clients to ensure compliance with the exemptions. Because the Company cannot control the actions of its clients, it is possible that in the event an offering is conducted outside the requirements of appropriate exemptions, the Company could be included in claims by investors. CyberConnect, Inc. ("CC") and CyberDimensions, Inc. ("CD") are majority owned subsidiaries of the Company that conducted offerings of their common stock during the second and third quarters of 1996. The Company has become aware that problems may exist with the manner of these offerings which may require the rescission of the entire offerings. CC and CD have begun to rescind these offerings and are in the process of refunding investments made by shareholders pursuant to these offerings. Approximately $122,117 remained to be paid to those investors as of March 31, 1997.

         The Company has made limited advancements to CC and CD, which are no longer operating entities, to help those subsidiaries rescind their previously conducted offerings and settle any potential claims which the shareholders of CC and CD may have against those companies. It will continue to assist these subsidiaries to the extent that it has the cash resources to do so. In addition, the Company has engaged a consultant to assist in refunding investments to CC's and CD's shareholders. To facilitate this process, the Company transferred $68,988 in investment securities to the consultant for purposes of settling potential claims. If a determination is made that the offerings were conducted outside the parameters of the appropriate offering exemptions, CC and CD could face potential liability. A possibility exists that the Company could be obliged to cover such shortfalls if CC and CD cannot cover the expenses.
This potential uncertainty could have a material effect upon the Company's liquidity.

Real Estate Holdings

         The Company owns and manages properties in Utah, Nevada, West Virginia, Virginia, Florida, Illinois, and Arizona. The Company's goal has been to locate and acquire undervalued real estate with little or no cash expenditure. The Company looks for property that can be purchased by assuming the existing financing or by paying the balance of the purchase price with nominal cash expenditures and/or the issuance of shares of the Company's common stock. The amount the Company is willing to pay for a property is determined by management. The criteria for purchasing properties are broad and management's determination of value and the terms of financing are the main factors weighed by management in making a decision to invest in a property.

         The Company leases its properties to commercial tenants and applies the rental income toward its fixed obligations on the properties. Currently, there are insufficient rental revenues to cover the debt service and other expenses related to the Company's real estate operations, and the Company therefore has to use capital from other sources to fund this deficit. The deficit has been primarily attributable to the Company's recent investments in raw land and vacancies in the Company's commercial properties. The Company seeks to decrease vacancies in its commercial properties to eliminate losses from real estate operations. However, the Company's primary objective is to acquire real estate which will substantially appreciate in value and for which the Company can realize a substantial gain upon disposition. Accordingly, the Company has continued to invest in real estate holdings despite negative cash flows.

         The Company recorded rental revenues of $143,980 from its real estate operations for the first quarter as compared to $105,218 for the same period of 1996. This was largely due to an increase in the number of properties and decrease in the percentage of vacancies in those properties.

         During the first quarter of 1997, two subsidiaries of the Company executed separate contracts to sell commercial real estate holdings to unaffiliated purchasers. In February 1997, TAC Inc., a consolidated subsidiary of the Company, executed a contract to sell its 60,000 square foot commercial warehouse located at 5280 West Wells Park Road in West Jordan, Utah. On May 1, 1997 and subsequent to the end of the first quarter, TAC closed on the sale of the warehouse. TAC sold the warehouse for $1.335 million, $200,000 of which was paid in cash and the remainder of which will be seller financed for a period of 90 days after closing. TAC previously acquired the warehouse in June 1996 through its exercise of an option to purchase the property by paying $293,394 in cash and assuming a mortgage of $306,456. For more information on the TAC Warehouse see the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         In January 1997, Canton Industrial Properties Management Corporation of Salt Lake City ("CIPMC"), a consolidated subsidiary of the Company, executed a contract to sell its 18,000 square office building located at 202 West 400 South, Salt Lake City, Utah. The sale price of the property under the contract, as amended, is $950,000 which is to be delivered in cash at the July 10, 1997 closing date. Pursuant to the contract, the purchaser loaned $150,000 to CIPMC, interest-free, until closing. The sale is subject to the completion of due diligence by the purchaser and no earnest money was paid. For more information on this property see the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         On May 9, 1997 and subsequent to the end of the first quarter, Oasis International Hotel & Casino, Inc. and Oasis International Corporation, both wholly owned subsidiaries of the Company, executed a real estate purchase agreement for the sale of real property located in Oasis, Nevada. The agreement was executed with Cimarron Enterprises, Inc., an unaffiliated purchaser. The Oasis property consists of 49.96 acres and all improvements thereupon including a service station and a small retail and food service operation. The total purchase price of the property is $1,250,000 to be paid in cash at the time of closing. Closing is scheduled for August 7, 1997 and may be extended for an additional 90 days. Cimarron is required to make a deposit of $85,000, none of which shall be at risk for the first 90 days. After the first 90 days, the deposit shall become non-refundable incrementally and shall be 100% non-refundable 60 days after August 7, 1997. The transaction is contingent upon the purchaser's completion of a due diligence investigation.

         The agreement also provides that Cimarron will be granted options to purchase a total of 1,076 additional acres of nearby real estate for a minimum of $25,000 per acre through December 1999 with a potential for extension of the option date through December 2001. The options contain a provision that 160 acres of such property may be purchased at $10,000 per acre if such property is designated for development of a golf course. These options are effective only after the sale of the initial 49.96 acres is closed. All of the property subject to the sales agreement and the options is presently on the books of the Company's two subsidiaries for an aggregate of $1,682,535. For more information on the Oasis property see the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         The Company executed these transactions because the aforementioned properties had appreciated significantly since they were acquired by the Company's subsidiaries, and the Company believed that the prices offered by potential purchasers represented the high end of the market value for each property. As discussed above, the Company is generally compensated for its consulting services through the issuance of its clients' equity, much of which is restricted as to resale. The Company therefore experiences occasional cash flow shortages and needs to raise capital to meet the debt obligations on its properties. While the Company generally does not sell real estate holdings to meet these needs, it believed that these transactions were in the Company's best interest based upon current real estate market conditions. Accordingly, it chose to use a portion of the proceeds generated from the sale of the properties to meet short term obligations in lieu of obtaining financing. The Company does not intend to rely upon sales of real estate holdings to meet future cash needs but will instead likely satisfy its cash requirements with debt or equity financing in addition to its cash flow from operations.

         The Company intends to sell further real estate holdings on a case by case basis provided that it believes that local market conditions make such sales in the best interest of the Company and its subsidiaries. At the same time, the Company is continually searching for additional properties which management believes have appreciation potential.

         During the first quarter of 1997, two subsidiaries of the Company acquired either title to, or the right to acquire title to, substantial amounts of undeveloped land in Box Elder County, Utah. In February 1997, Diversified Land and Cattle Corporation, a Nevada corporation and wholly owned subsidiary of the Company ("DLCC"), acquired 1,280 acres for a total purchase price of $104,200. DLCC paid $10,560 at closing with the remainder represented by a $89,612 trust deed note executed in favor of the seller and two additional notes of $2,084. Also in February 1997, DLCC acquired an additional 2,240 acres for a total purchase price of $156,800. DLCC paid $15,755 at closing for this latter property with the remainder represented by a $127,080 trust deed note executed in favor of the seller and two additional notes of $7,060.

         In March 1997, Canton Properties I, Inc., a Utah corporation and wholly owned subsidiary of the Company ("CPI"), executed an agreement pursuant to which it acquired an option to purchase approximately 45,000 acres of additional undeveloped land in Box Elder County, Utah at a price of $41 per acre. Included in the option were all of the oil, gas and other mineral rights to the property. As consideration for the option, CPI agreed to pay $3,000 upon the execution of the agreement, an additional $10,000 within one month of the execution and ten monthly instalments of $3,000. The Company acquired this raw land with the intention of either developing such property or selling to a developer interested in improving the land or extracting the land's natural resources.

Results of Operations

         Gross revenues for the quarter ended March 31, 1997 were $228,612 compared to $930,638 for the same period in 1996, a decline of 75%. This dramatic decrease is attributable to the decline in consulting revenues, which were $84,632 during the first quarter of 1997 compared to $756,628 for the same period in 1996. Rental revenue, on the other hand, improved by 37% from $105,218 during the quarter ended March 31, 1996 to $143,980 for the comparable period in 1997.

         Costs of revenues were $182,167 for the first quarter of 1997 compared to $512,228 for the quarter ended March 31, 1996. The decrease in the costs of revenues is primarily due to the fact that the Company significantly reduced personnel providing consulting services during the fourth quarter of 1996.

         Gross profit was $46,445 for the first three months of 1997 and $418,410 for the quarter ended March 31, 1996. Gross profit as a percentage of revenues was 20% and 45%. This deterioration is primarily attributable to the Company's salary expenses incurred for its consulting services division, which remained relatively fixed despite the drop in its consulting revenue.

         Selling, general, and administrative expenses were $567,087 for the first quarter of 1997 and $356,379 for the period ending March 31, 1996. During the first three months of 1997, the Company incurred computer development costs associated with CyberMalls' operations in the amount of $121,720 and salary expenses in the amount of $177,058. In addition, consulting, depreciation and amortization, and building lease expenses collectively accounted for $193,556.

         Operating loss was $520,642 during the first quarter of 1997 compared to an operating gain of $89,513 for the three months ending March 31, 1996. The deterioration is the result of significantly lower revenues combined with a high level of selling, general, and administrative expenses. The Company is presently working to reduce selling, general, and administrative expenses.

         During the quarter ended March 31, 1996, the Company realized other income in the amount of $65,956; however, during the same period in 1997, the Company incurred other expenses in the amount of $155,273. The major difference is in the gain (loss) from investment securities account. The Company recognized $116,873 in gain from investment securities during the first quarter of 1996 compared to $59,309 in loss from investment securities in 1997. The primary factor behind this loss is the fact that some of Company's equity investments were sold during the first quarter of 1997 for substantial losses.

Capital Resources and Liquidity

         The Company had a net working capital deficiency of $1,780,339 as of March 31, 1997, compared to $924,310 at the end of March 1996. The main reason behind this increase in deficiency is the fact that the Company has three mortgage payables totaling $1,055,770 maturing within a year. The Company is currently working on refinancing these mortgages with long-term loans.

         Net stockholders' equity in the Company was $3,575,430 at the end of March 1996 compared to $2,819,533 at the end of March 1997. The major factor behind the decrease is the net loss between April 1, 1996 and March 31, 1997 in the amount of $2,874,401. This loss was partially mitigated by the increase in common stock and additional paid in capital through the issuance of stock for debt, assets, services, and cash during the same period.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - Suit was filed by the Company in the United States District Court, Central District of Utah, Civil Case Number 2:95 CV 651S on July 14, 1995. The Utah court dismissed the case based upon jurisdictional issues. A suit seeking the same recovery was filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as file no. 97L 000369. The claim is based upon Canton Tire Recycling Corporation's contractual relationship related to the lease of tire shredding equipment from the defendants which the Company believes did not perform according to the warranties and representations made by the defendants at the time. Canton Tire was a wholly owned subsidiary of the Company which assigned its cause of action to the Company in July of 1995. The complaint seeks damages for (1) breach of contract, (2) intentional misrepresentation, (3) negligent misrepresentation, (4) breach of express warranty and (5) breach of implied warranty. The Company is seeking damages in an amount of not less than $1 million. Defendant has filed a motion to dismiss and memorandum in support thereof and the Company's response is due May 28, 1997.

         Canton Financial Services Corporation v. Pacific Stock Transfer Company. Suit has been filed by CFSC against Pacific Stock Transfer in the District Court of Clark County, Nevada, Case Number A365081. CFSC seeks to secure the lifting of the restrictive legend on 325,214 shares of stock in Air Vegas Enterprises, Inc. Pacific has responded contending that the shares were previously canceled by the unilateral action of the board of directors of Air Vegas. CFSC seeks relief under ss.104.8403(2) of the Nevada statutes and all fees and costs incurred in the suit. Local counsel has been retained in Las Vegas and a motion for summary judgment has been prepared for submission to the trial court.

         Canton Financial Services Corporation v. The Renno Group, Inc. Suit has been filed by CFSC in the United States District Court for the Middle District of Florida, Tampa Division, Case Number 96-2367-CIV-T-24-E. CFSC seeks recovery of funds and stock due to CFSC pursuant to the terms of a consulting agreement between the parties. The agreement sought the services of CFSC in the merger of a third party with an existing corporation. This merger was completed and Renno refused to convey to CFSC the $15,000 cash and 355,029 shares of the common stock of Network Systems International, Inc. the surviving corporation after the merger, as required under the agreement. Shares in Network were trading at $1.25 a share on March 5, 1997. Pre-trial mediation ordered by the trial court resulted in an award to CFSC in the amount of $192,500, but Renno has requested that this award be set aside and that a trial on the merits be conducted. Renno's request has been granted and pre-trial discovery is proceeding.

         CyberAmerica Corporation v. Steven A. Christensen. This action was filed by the company on April 7, 1997 in the United States District Court of Utah, Central Division as Case Number 2:97 CV 0258J. This action seeks the recovery of $13,123.22 in short swing profits realized by Christensen in sales of the companies stock within six months of leaving his position as President of the Company. After service, Christensen filed a counterclaim seeking $250,000 in damages and unpaid compensation. The company intends to contest the claim and seek recovery of the short swing profits under ss.16b of the Exchange Act.

ITEM 5.  OTHER INFORMATION

         In January 1997, the Company accepted the resignation of Susan Waldrop as its secretary-treasurer and chief financial officer. Ms. Waldrop resigned for personal reasons and did not express any disagreements with the management or policies of the Company at the time of her resignation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

 (b) Reports on Form 8-K. On March 12, 1997, the Company filed a Form 8-K disclosing its decision to discontinue the operations of its wholly owned subsidiary CyberMalls, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20TH day of May 1997.



                          CYBERAMERICA CORPORATION



                          /s/ Richard Surber                   May 20, 1997
                          ------------------
                          Richard Surber
                          President, Chief Executive Officer and Director




                          /s/ Wayne Newton                     May 20, 1997
                          ----------------
                          Wayne Newton
                          Controller

                                INDEX TO EXHIBITS

EXHIBIT NO.         PAGE NO.      DESCRIPTION

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

3(ii)                  *          By-Laws   of   the   Company,    as   amended.
                                  (Incorporated herein by reference from Exhibit
                                  3(ii)  of the  Company's  Form  10 KSB for the
                                  year  ended   December  31,  1995.)   MATERIAL
                                  CONTRACTS

10(i)(a)               *          Real Estate  Purchase  Contract  dated January
                                  28,  1997,  between  the  Company  and Durband
                                  Properties,   LC.   (Incorporated   herein  by
                                  reference from Exhibit No 10(i)(a) to the Company's Form 10 KSB for the year ended
                                  December 31, 1996.

10(i)(b)               *          Real Estate Purchase Agreement, dated February
                                  7,  1997,   between   the   Company   and  ANA
                                  Development,   LC.   (Incorporated  herein  by
                                  reference from Exhibit No. 10(i)(b) to the Company's Form 10 KSB for the year ended
                                  December 31, 1996.

10(i)(c)               10         Option   Agreement,   dated  March  25,  1997,
                                  between    Canton    Properties,    a   Nevada
                                  corporation  and one of the  Company's  wholly
                                  owned   subsidiaries   and  Chournos   Land  &
                                  Livestock.

10(i)(d)               19         Real Estate  Purchase  Agreement  dated May 9,
                                  1997,   between  the  Company's  wholly  owned
                                  subsidiary Oasis International Hotel & Casino, a Nevada corporation and Cimarron Enterprises, Inc.