Form 10-Q
period 1997-06-30
CYBERAMERICA CORP
filed 1997-08-21
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to_______________.


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

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 15, 1997 was 11,967,452.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................3


                                    PART II
ITEM 1.  LEGAL PROCEEDINGS ....................................................6

ITEM 5.  OTHER INFORMATION ....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................7


SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1997 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1997 (Unaudited) and December 31, 1996


ASSETS                                                                 June 30
                                                                         1997
CURRENT ASSETS
  Cash .......................................................       $    14,477
  Accounts receivable - trade ................................           465,608
     (Net of allowance for bad debt of $89,097)
  Accounts receivable - related parties ......................           404,997
  Accounts receivable - other ................................           125,960
  Receivable - brokerage account .............................              --
  Notes receivable - current portion .........................         1,303,408
  Prepaid expenses ...........................................            40,654
  Securities available for sale ..............................           398,218
                                                                     -----------
TOTAL CURRENT ASSETS .........................................         2,753,322
PROPERTY AND EQUIPMENT .......................................         7,058,807
OTHER ASSETS
   Investment securities at cost .............................           402,448
   Notes receivable - net of current portion .................            24,000
   Investments - other .......................................           218,421
   Deposits ..................................................            92,147
   Trade credits .............................................           180,951
   Other assets ..............................................             8,208
                                                                     -----------
TOTAL OTHER ASSETS ...........................................           926,175
                                                                     -----------
TOTAL ASSETS .................................................       $10,738,304
                                                                     ===========

           See notes to consolidated unaudited financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 June 30, 1997 (Unaudited) and December 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY                                    June 30
                                                                          1997
CURRENT LIABILITIES
   Accounts payable - trade ..................................          387,545
   Accounts payable - related parties ........................           98,912
   Accrued liabilities
     Interest ................................................           37,672
     Real estate taxes and assessments .......................          361,531
     Payroll and related taxes payable .......................          235,769
     EPA liabilities .........................................          325,398
     Refundable deposits .....................................           30,334
     Refund to investors .....................................           89,224
     Other ...................................................           11,572
   Debenture payable .........................................          280,000
   Current maturities of long-term debt ......................        1,452,874
   Current maturities of capitalized lease ...................           18,421

TOTAL CURRENT LIABILITIES ....................................        3,329,252
LONG-TERM LIABILITIES
   Long-term debt, less current portion ......................        3,560,301
   Long-term capitalized lease, less current portion .........          349,504
TOTAL LONG-TERM LIABILITIES ..................................        3,909,805
CONTINGENCIES

MINORITY INTEREST ............................................          390,306

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 11,253,925 and 9,484,557
     shares issued ...........................................           11,254
   Additional paid-in capital ................................       14,182,272
   Accumulated deficit .......................................      (10,735,500)
   Unrealized loss from securities available for sale ........         (349,085)
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY ...................................        3,108,941
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 10,738,304
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

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended                        Six Months Ended
                                                                           June 30,                                  June 30,
                                                                          (Unaudited)                              (Unaudited)
                                                                ----------------------------               ------------------------
                                                                     1997             1996                  1997              1996
                                                                -----------------------------              ------------------------
REVENUE
   Sale of building ........................................      $ 1,335,000       $      --         $ 1,335,000       $      --
   Consulting revenue ......................................           41,142           791,812           125,774         1,557,440
   Rental revenue ..........................................          118,890           117,871           261,870           223,089
   Other revenue ...........................................            3,401             3,442             3,401            63,234
                                                                                    -----------       -----------       -----------

TOTAL REVENUE ..............................................        1,498,433           913,125         1,726,045         1,843,763

COSTS OF REVENUE
   Cost of sale of building ................................          666,570              --             666,570              --
   Costs associated with consulting revenue ................           61,356           359,306           105,621           701,468
   Costs associated with rental revenue ....................           87,395           143,782           179,381           246,119
   Interest expenses associated with rental revenue ........           47,803            51,427            93,719           101,687
   Cost associated with other revenue ......................             --               3,921              --              44,168
                                                                                    -----------       -----------       -----------

TOTAL COSTS OF REVENUE .....................................          863,124           558,436         1,045,291         1,093,442

GROSS PROFIT (LOSS) ........................................          635,309           354,689           680,754           750,321

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...............          416,628           372,885           860,995           709,264
   Computer development costs ..............................             --                --             121,720            20,000
                                                                                                                        -----------

TOTAL SELLING, GENERAL AND .................................          416,628           372,885           982,715           729,264
  ADMINISTRATIVE EXPENSES

OPERATING PROFIT (LOSS) ....................................          218,681           (18,196)         (301,961)           21,057
                                                                  -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income .........................................           19,994            10,466            19,994            11,020
   Interest expense ........................................          (96,860)          (48,176)         (174,864)          (69,775)
   Gain (loss) from sale of assets .........................          (11,540)             --             (11,540)             --
   Gain (loss) from investment securities ..................         (275,950)          (43,807)         (335,259)           73,066
   Gain from recoveries of bad debts .......................          151,200              --             151,200              --
   Gain from disposal of subsidiary ........................           90,681              --              90,681              --
   Other income ............................................            3,477            17,102           (14,483)           37,490
                                                                                    -----------       -----------       -----------

TOTAL OTHER INCOME (EXPENSE) ...............................         (118,998)          (64,415)         (274,271)           51,801

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST ....................................           99,683           (82,611)         (576,232)           72,858
                                                                  -----------       -----------       -----------       -----------

Minority interest in loss (gain) ...........................          (71,040)           31,827           (46,108)           50,363
                                                                                    -----------       -----------       -----------

Net income (Loss) ..........................................      $    28,643       $   (50,784)      $  (622,340)      $   123,221
                                                                  ===========       ===========       ===========       ===========



                                      See notes to consolidated unaudited financial statements.
                                                                 F-3

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                              Three Months Ended                                Six Months Ended
                                                                     June 30,                                      June 30,
                                                                    (Unaudited)                                 (Unaudited)
                                                             1997                 1996                     1997              1996
                                                        ----------------------------------------------------------------------------

Income (Loss) per common share
Income (loss) before minority interest ........       $      0.01     $          (0.01)    $           (0.06)    $           0.01
Minority interest in loss (gain) ..............             (0.01)                0.00                 (0.00)                0.01
                                                      --------------        -------------        --------------        -------------
Net income (loss) per weighted average
   common share outstanding ...................       $      0.00     $          (0.01)                (0.06)    $           0.02
Weighted average number of common
   shares outstanding .........................           10,388,999            6,820,487            10,054,060            6,361,516
                                                      ==============        =============        ==============        =============



                                      See notes to consolidated unaudited financial statements.

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                      CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 For Six Months Ended June 30, 1997

                                                                                                        Net Unrealized
                                                                           Additional                 loss on securities    Total
                                             Common            Stock         Paid-in     Accumulated      available    Shareholders'
                                             Shares            Amount        Capital       Deficit         for Sale        Equity

BALANCES AT DECEMBER 31, 1996 ........   $  9,484,557   $      9,485    $ 14,058,256   $(10,113,160)       (606,234)      3,348,347

Common stock activity:
   Issued for services ...............        130,162            130          35,136           --              --            35,266

   Issued for debts ..................         65,930             66           8,414           --              --             8,480
   Issued for assets .................        100,000            100          14,900           --              --            15,000
   Realized loss on securities
    available for sale ...............           --             --              --             --            63,423          63,423
   Net loss for the period
    ended March 31, 1997 .............           --             --              --        (650,983)           --          (650,983)
                                              ---------    ----------    -----------    ------------    ------------    ------------

BALANCES AT MARCH 31, 1997 .............      9,780,649   $      9,781   $ 14,116,706   $(10,764,143)   $   (542,811)   $  2,819,533
                                              =========   ============   ============   ============    ============    ============

Common stock activity:
   Issued for services .................      1,413,276          1,413         57,526           --              --            58,939
   Issued for debts owed by
    related parties ....................         30,000             30          4,020           --              --             4,050
   Issued for assets ...................         30,000             30          4,020           --              --             4,050
   Realized loss on securities
    available for sale .................           --             --             --             --           193,726         193,726
   Net loss for the period
    ended June 30, 1997 ................           --             --             --           28,643            --            28,643
                                             ----------   -----------    ------------    ------------    ------------   ------------

BALANCES AT JUNE 30, 1997 ..............     11,253,925   $     11,254   $ 14,182,272   $(10,735,500)   $   (349,085)   $  3,108,941
                                             ==========   ============   ============   ============    ============    ============

           See notes to consolidated unaudited financial statements.

                   CYBERAMERICA CORPORATION FORMERLY KNOWN AS
               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                June 30,
                                                                Unaudited
                                                          1997           1996
                                                    ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..............................   $  (622,340)   $   123,221
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments ........       335,259        (73,066)
     (Gain) from sale of assets ..................        11,540           --
     (Gain) from sale of subsidiary ..............       (90,681)          --
     Minority interest in (gain) loss ............       (46,108)        50,363
     Depreciation and Amortization ...............       114,181        111,204
     Services paid with common stock .............        94,205        397,621
     Common stock issued for assets and debt .....        31,580        309,000
     Bad debt recoveries .........................      (151,200)          --
     Decrease (increase) in assets:
       Receivables ...............................      (505,076)      (478,862)
       Receivables - related party ...............      (174,064)      (393,853)
       Other current assets ......................       329,633       (322,973)
     Increase (decrease) in liabilities:
      Accounts and notes payable .................        82,658         70,281
      Payables - related parties .................        12,821        157,534
      Accrued liabilities ........................       143,914         54,525
      Current portion of long-term debt ..........        23,248        146,042
      Deferred income ............................          --            7,173
                                                     -----------    -----------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    $  (410,430)   $   160,732

CASH FLOWS FROM INVESTING ACTIVITIES
     Minority interest in subsidiary .............          --          825,000
     Purchase of assets ..........................      (586,146)    (2,891,719)
                                                     -----------    -----------
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ...   $  (586,146)   $(2,066,719)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash ...............          --        2,180,445
     Proceeds from borrowing receivable ..........       982,691      1,012,372
     Stock subscription ..........................          --       (1,194,712)
     Payment on debt .............................       (50,006)       (95,685)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........   $   932,685    $ 1,902,420

 INCREASE (DECREASE) IN CASH .....................       (63,891)        (3,567)

CASH AT BEGINNING OF PERIOD ......................        78,368         18,605
                                                     -----------    -----------

CASH AT END OF PERIOD ............................   $    14,477   $     15,038
                                                     ===========    ===========


           See notes to consolidated unaudited financial statements.

                            CYBERAMERICA CORPORATION
                (FORMERLY KNOWN AS CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1996. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1997.

2.       Sale and Acquisition of Real Estate Holdings

         On May 5, 1997, the Company's majority-owned subsidiary, TAC, Inc. sold its commercial warehouse for $1,335,000. $200,000 of the proceeds was paid in cash and the remainder was seller financed for a period of 90 days after closing. The Company realized a gain in the amount of $668,430 from this transaction.

         During the second quarter of 1997, the Company, through its subsidiaries, purchased two pieces of real estate properties for a total of $320,000. The Company acquired the properties by paying $40,000 at closing and assuming promissory notes that are secured by deeds of trust. Monthly payments on the promissory notes total $2,171 per month.

         During the second quarter of 1997, the Company purchased 3,840 acres of land located in Box Elder County, Utah for a total purchase price of $261,000. The Company has an option to purchase an additional 47,000 acres of land in that area.

3.        Changes in accounting presentation

         During the first quarter of 1997, the Company significantly curtailed the scope of its financial consulting services and decided to focus its operations on acquisition, management, lease and sale of real estate properties. As a result of this decision, the Company determined that sales proceeds from TAC Warehouse should be included in operating revenues (Please see Note 2 for more detail on this transaction.) Correspondingly, costs associated with the TAC warehouse are also included in costs of revenues.

4.       Recovery of bad debts

         During the 1996 fiscal year, CyberConnect, Inc. and CyberDimensions, Inc., both consolidated subsidiaries of the Company, each acquired a promissory note with a face value of $75,600 from Homes For America Holdings, Inc. The notes were due in full on November 12, 1996. Because Homes for America failed to make any payments on either note, the promissory notes have been in default since November 12, 1996. Due to the questionable collectability of the notes, CyberConnect and CyberDimensions reserved 100% of the face value of the notes as allowance for bad debts. During 1997, CyberConnect and CyberDimensions reached an agreement with Homes for America to extend the payment date on both promissory notes to January 31, 1998, when $82,500 will be due on each note. As a result of this agreement, CyberConnect and CyberDimensions recorded a gain from recovery of bad debts in the amount of $75,600 each.

                            CYBERAMERICA CORPORATION
                (FORMERLY KNOWN AS CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


5.       Subsequent Event

         On July 15, 1997, Canton Industrial Properties Management Corporation of Salt Lake City ("CIPMC"), a consolidated subsidiary of the Company, closed on the sale of its 18,000 square foot office building located at 202 West 400 South, Salt Lake City, Utah. The sale price of the property under the contract, as amended, is $950,000 which was paid in cash on the closing date. Pursuant to the contract, the purchaser loaned $150,000 to CIPMC, interest-free. The principal on that loan was deducted from the proceeds of the closing.

6.       Additional footnotes included by reference

         Except as indicated in Notes 1-5 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has two main divisions of operations. Through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc., the Company provides a variety of financial consulting services to various clients. These services primarily involve assisting clients in the preparation of corporate documentation including private placement offering documentation, corporate business plans and paperwork necessary to effect mergers and acquisitions. During the first quarter of 1997, the Company significantly curtailed the scope of its financial consulting services and this trend continued in the second quarter of 1997. The remainder of the Company's operations involve the acquisition, management, lease and sale of real estate holdings.

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

         Revenues from the Company's financial consulting operations decreased during the quarter ended June 30, 1997. The Company recorded quarterly revenues of $41,192 from its financial consulting operations as compared to $791,812 for the same period of 1996. This substantial decline was largely attributable to the Company's decision to focus its operations primarily on real estate activities during the second quarter of 1997.

         One of the services rendered by the Company's financial consulting subsidiaries involves assisting corporations in effecting stock offerings pursuant to certain statutory exemptions. Such offerings require strict adherence to the statutory exemptions upon which the offerings are premised. The Company notifies its clients of the restrictions and provisions specified in the exemptions and relies upon the clients to ensure compliance with the exemptions. Because the Company cannot control the actions of its clients, it is possible that in the event an offering is conducted outside the requirements of appropriate exemptions, the Company could be included in claims by investors. CyberConnect, Inc. ("CC") and CyberDimensions, Inc. ("CD") are majority owned subsidiaries of the Company that conducted offerings of their common stock during the second and third quarters of 1996. The Company has become aware that problems may exist with the manner of these offerings which may require the rescission of the entire offerings. CC and CD have begun to rescind these offerings and are in the process of refunding investments made by shareholders pursuant to these offerings. Approximately $89,224 remained to be paid to those investors as of June 30, 1997.

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

         During the first quarter of 1997, the Company sought to diversify its consulting services. The Company formed a wholly owned subsidiary called NetInvesting.com, Inc. for the purpose of assisting clients with the dissemination of information about their operations and capital stock. NetInvesting.com offered a public relations package to its clients which included publishing regular quotations of clients in national financial publications and programming corporate information pages on the World Wide Web. NetInvesting.com's operations were introduced on a limited basis so that the Company's management could determine the commercial viability of these services. During the second quarter, the Company discontinued the operations of NetInvesting.com because it determined that NetInvesting.com could not sustain long term profitability.

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

         There is a risk that the Company will lose control over some of its properties through foreclosure if enough funds are not raised to cover the deficiency between rental revenues and the cost of debt service and maintenance of the properties. During the next two years, the Company has a significant balloon payment which comes due and an option which will expire. On December 27, 1997, a $300,000 promissory note secured by the Oasis, Nevada property will become due and payable. On March 25, 1998, the Company's option to purchase approximately 47,000 acres of undeveloped land in Box Elder County, Utah for $41 per acre will expire if not exercised on or before that date. Accordingly, the Company will need to pay approximately $2,227,000 in the next eight months in order to avoid losing some or all of its beneficial interest in these properties.

         The Company recorded rental revenues of $118,890 from its real estate operations for the second quarter as compared to $117,871 for the same period of 1996. This number remained substantially unchanged from 1996 notwithstanding a decrease in vacancies in the Company's commercial properties because of the Company's disposition of the TAC Warehouse (see below), a property which previously generated a significant portion of the Company's rental revenues.

         On May 5, 1997, TAC, Inc., a consolidated subsidiary of the Company, closed on the sale of a 60,000 square foot commercial warehouse located at 5280 West Wells Park Road in West Jordan, Utah. TAC sold the warehouse for $1,335,000, $200,000 of which was paid in cash and the remainder of which was seller financed for a period of 90 days after closing. In July, 1997, the purchaser exercised its right to extend the financing for an additional 30 days. As consideration for this extension, TAC received $11,350 from the purchaser. The purchaser has an additional option to extend the financing for an additional six months upon payment of $50,000. TAC previously acquired the warehouse in June 1996 through its exercise of an option to purchase the property by paying $293,394 in cash and assuming a mortgage of $306,456. For more information on the TAC Warehouse see the Company's Form 10-KSB for the fiscal year ended December 31, 1996. The Company recorded a gain of $668,430 on its quarterly financial statements as a result of the sale of the TAC Warehouse.

         On May 9, 1997, Oasis International Hotel & Casino, Inc. and Oasis International Corporation, both wholly owned subsidiaries of the Company, executed a real estate purchase agreement for the sale of real property located in Oasis, Nevada. The agreement was executed with Cimarron Enterprises, Inc., an unaffiliated purchaser. The Oasis property consists of 49.96 acres and all improvements thereupon including a service station and a small retail and food service operation. The total purchase price of the property under the real estate purchase agreement was $1,250,000 to be paid in cash at the time of closing, which was originally scheduled for August 9, 1997. The transaction was contingent upon the purchaser obtaining financing and successfully completing a due diligence investigation. On August 7, 1997, the purchaser indicated that it would not be closing on the sale as called for in the agreement due to its inability to obtain suitable financing. The purchaser also exercised its right to reclaim the $85,000 deposit made pursuant to the real estate purchase agreement. While none of the parties have terminated the real estate purchase agreement, the purchaser has indicated that it does not intend to purchase the Oasis, Nevada property according to the terms of the original contract. Oasis International Hotel & Casino, Inc. and Oasis International Corporation are currently negotiating with the purchaser to reach another agreement for the sale of the property.

         On July 15, 1997 and subsequent to the end of the second quarter, Canton Industrial Properties Management Corporation of Salt Lake City ("CIPMC"), a consolidated subsidiary of the Company, closed on the sale of its 18,000 square foot office building located at 202 West 400 South, Salt Lake City, Utah. The sale price of the property under the contract, as amended, is $950,000 which was paid in cash on the closing date. Pursuant to the contract, the purchaser loaned $150,000 to CIPMC, interest-free. The principal on that loan was deducted from the proceeds of the closing. The Company initially purchased this building in November 1993 for $398,125. For more information on this property see the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         The Company executed contracts to sell the aforementioned properties because those properties had appreciated significantly since they were acquired by the Company's subsidiaries, and the Company believed that the prices offered by potential purchasers represented the high end of the market value for each property. As discussed above, the Company is generally compensated for its financial consulting services through the issuance of its clients' equity, much of which is restricted as to resale. The Company therefore experiences occasional cash flow shortages. While the Company generally does not sell real estate holdings to meet these needs, it believed that these transactions were in the Company's best interest based upon current real estate market conditions. Accordingly, it chose to use a portion of the proceeds generated from the sale of the properties to meet short term obligations in lieu of obtaining financing.

         The Company intends to sell further real estate holdings on a case by case basis provided that it believes that local market conditions make such sales in the best interest of the Company and its subsidiaries. At the same time, the Company is continually searching for additional properties which management believes have appreciation potential.

         On April 30, 1997, Cyber Lacrosse, a consolidated subsidiary of the Company, purchased an 8,000 square foot building located at 26 South Main Street, Nephi, Utah. The building is leased to an individual who operates a tavern and Cyber Lacrosse assumed the lease upon purchase of the building. Included with the building were all furniture, inventory and supplies associated with the operation of the tavern. The building was purchased for a total purchase price of $200,000, $20,000 was paid at the closing and the remainder of which was paid in the form of a 7% promissory note. The note is secured by a deed of trust on the property. The promissory note requires Cyber Lacrosse to make monthly payments of $1,272 until 2012, when the remaining principal and accrued interest are due in full.

         During the second quarter, the Company also made substantial investments in undeveloped land located in Box Elder County, Utah. This land was acquired through several transactions. The Company, through several subsidiaries, purchased a total of 3,840 acres of land during the second quarter for a total price of $261,000, or an average price of $68 per acre. Subsidiaries of the Company had previously purchased 1,920 acres of land in Box Elder County and has an option to purchase an additional 47,000 acres of land in that area. The Company acquired raw land in Box Elder County with the intention of either developing such property or reselling to a developer interested in improving the land or extracting the land's natural resources.

         On July 2, 1997, Taylor's Landing, Inc., a consolidated subsidiary of the Company, purchased an 8,000 square foot building located at 390 South Main in Nephi, Utah. Included with the building were all equipment, furniture and supplies used in the operation of a cafe. This property was purchased for a total purchase price of $120,000, $20,000 of which was paid at closing. The remaining $100,000 was paid in the form of a 7% promissory note. The note is secured by a deed of trust on the property. The promissory note requires Taylor's Landing to make monthly payments of $898.83 until January 1, 1999, when the remaining principal and accrued interest are due in full.

Results of Operations

         Gross revenues for the quarter ended June 30, 1997 were $1,498,433 compared to $913,125 for the same period in 1996, an increase of 64%. During the second quarter of 1997, the Company sold a piece of real estate property located in West Jordan, Utah and realized $1,335,000 in sale proceeds. Consulting revenues declined to $41,142 during the second quarter of 1997 from $791,812 during the same period in 1996. This substantial decline was largely due to the Company's decision to curtail its consulting services operations and focus on its real estate operations instead. As a result of this decision, rental revenue increased by 1% from $117,871 during the quarter ended June 30, 1996 to $118,890 for the comparable period in 1997 despite the disposition of the real estate property, which generated approximately $17,000 in monthly rental revenue.

         Costs of revenues were $863,124 for the second quarter of 1997 compared to $558,436 for the quarter ended June 30, 1996. Gross profit was $635,309 for the second quarter of 1997 and $354,689 for the quarter ended June 30, 1996. Gross profit as a percentage of revenues was 42% and 39%, respectively.

         Selling, general, and administrative expenses were $416,628 for the second quarter of 1997 and $372,885 for the quarter ending June 30, 1996. Operating income was $218,681 during the second quarter of 1997 compared to a net operating loss of $18,196 for the three months ending June 30, 1996. This improvement was primarily due to the sale of the same real estate property, from which the Company recorded a gain in the amount of $668,430.

         During the quarter ended June 30, 1997, the Company incurred other expenses in the amount of $118,998 compared to $64,415 during the same period in 1997. Loss from investment securities was $275,950 for the second quarter of 1997 compared to $43,807 for the same period in 1996. The significant loss in 1997 was due to the fact that the Company sold equity investments at prices that were substantially below the costs.

Capital Resources and Liquidity

         The Company had a net working capital deficiency of $575,930 as of June 30, 1997 compared to $81,696 at the end of June 30, 1996. The main reason behind this increase in deficiency is the fact that the current portion of notes payables was $1,452,874 as of June 30, 1997 compared to $352,594 as of June 30, 1996. the Company has four mortgage payables totaling $1,355,848 maturing within a year. The Company is currently working on refinancing these mortgages with long-term loans.

         Net stockholders' equity in the Company was $5,186,389 at the end of June 1996 compared to $3,108,941 at the end of June 1997. The major factor behind the decrease is the net loss between July 1, 1996 and March 31 1997 in the amount of $2,823,617. This loss was partially mitigated by the increase in common stock and additional paid in capital through the issuance of stock for debt, assets, services, and cash during the same period. During the second quarter of 1997, the Company issued 1,473,276 shares of its Common Stock valued at $67,039 for consulting services rendered, debt settlement, and assets.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - In response to the suit filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as File Number 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants. The defendants filed a motion to dismiss the complaint which was granted on August 19, 1997, The Company has until October 10, 1997 to replead its complaint. The Company has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million.

         Key L.C. Corporation vs. Paragon Capital Corporation, Allen Z. Wolfson, CyberAmerica Corporation and Robert J. D'Aleo - Key L.C. filed suit in Federal District Court of Utah, Central Division on December 18, 1996, Case Number 2:96 CV 1054B, alleging that each of the named defendants violated the Securities Exchange Act of 1934 in the sale of CyberAmerica stock to Key. The Company filed a motion to dismiss alleging that the complaint failed to meet the pleading requirements imposed by the Private Securities Litigation Reform Act and this motion was denied by the Court in an Order filed on July 7, 1997. The company has filed an answer denying any liability for the claims of the Plaintiff and a cross-claim as to the other named defendants in the event that Plaintiff is found to be entitled to any recovery. The court and the parties are expected to agree upon a plan for discovery and the future conduct of the litigation in the near future.

         Canton Financial Service Corporation v. The Renno Group, Inc. - CFSC's claim is pending before the United States District Court for the Middle District of Florida, Tampa Division, Case Number 96-2367-CIV-T-24-E. The complaint seeks payment of consulting fees and the delivery of shares to which CFSC is entitled as a result of services CFSC provided with respect to a merger between the Defendant and a third party. Cash in the amount of $15,000 is sought plus delivery of 355,029 shares of the common stock of Network Systems International, Inc. Shares of Network have traded at times at more than $3.00 per share in 1997. Renno has filed a motion for summary judgment seeking to have the court rule that Renno is not liable for the delivery of shares of Network to CFSC. A response to the motion for Summary Judgment is expected to be prepared and filed with the court opposing the entry of such a finding.

ITEM 5.  OTHER INFORMATION

         On August 6, 1997, a fire engulfed a 1,290,336 square foot manufacturing and warehousing facility located at 200 East Elm Street in Canton, Illinois and owned by Thistle Holdings, Inc., a wholly-owned subsidiary of the Company. The facility was previously used for tire recycling operations and has been almost entirely vacant for the past year. The fire destroyed over 800,000 square feet of the buildings located at the facility. Preliminary reports from investigating government agencies indicate that arson was the cause of the fire.

         CyberAmerica has recorded the value of the buildings and land located on the facility at approximately $378,000 on its consolidated financial statements. Prior to the fire, portions of the facility were in disrepair and required substantial remodeling before they were suitable for commercial purposes. The buildings which were destroyed were not insured against fire damage because the Company believed that the cost of insurance premiums for such coverage was prohibitively high given the age, condition and value of the buildings. The Company does not believe that the loss of the buildings will have a material effect on the Company given the limited commercial use of the buildings prior to the fire. However, the Company will likely be responsible for the costs to clean up the remnants of the fire, including costs to demolish remaining structures and remove rubble from the site. The Company cannot reasonably forecast the nature or extent of such costs.

         As of the end of the fiscal year ended December 31, 1996, the Company was indebted to its president, Richard Surber, in the amount of $49,801. This debt was the result of a promissory note the Company executed in favor of Mr. Surber on May 4, 1996. During the first six months of 1997, this debt was increased to $56,438 as a result of periodic advancements which Mr. Surber has made to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

    (b) Reports on Form 8-K. On April 30, 1997, the Company filed a Form 8-K disclosing its plan to purchase up to 500,000 shares of its common stock on the open market.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20TH day of August 1997.



                                CYBERAMERICA CORPORATION



                                 /s/Richard Surber               August 20, 1997
                                 -----------------
                                 Richard Surber
                                 President, Chief Executive Officer and Director




                                /s/Wayne Newton                  August 20, 1997
                                ---------------
                                Wayne Newton
                                Controller

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

                                  MATERIAL CONTRACTS

10(i)(a)              11          Real  Estate  Purchase  Contract  between  the
                                  Company's wholly owned subsidiary and Nevada corporation, Cyber Lacrosse, Inc. and James
                                  Hansen, a private individual regarding the Company's acquisition of real property.

10(i)(b)              15          Real  Estate  Purchase  Contract  between  the
                                  Company's  wholly  owned  subsidiary  and Utah
                                  corporation, Taylor's Landing, Inc., B. Sydney
                                  Colley  and  Cassandra  Colley,  both  private
                                  individuals     regarding     the    Company's
                                  acquisition of real property.

10(i)(c)              *           Real Estate Purchase  Contract  between Canton
                                  Industrial Properties Management Corporation of Salt Lake City , a consolidated subsidiary of the Company and Durbano Properties, L.C.
                                  (Incorporated herein by reference from Exhibit
                                  10(i)(a)  of  the  Company's  report  on  Form
                                  10-KSB for the year ended December 31, 1996.)

10(i)(d)              *           Real Estate  Purchase  Contract dated February
                                  7, 1997, between TAC, Inc, a consolidated subsidiary of the Company and ANA Enterprises.
                                  (Incorporated herein by reference from Exhibit
                                  10(i)Ib)  of  the  Company's  report  on  Form
                                  10-KSB for the year ended December 31, 1996.)

10(i)(e)              *           Real Estate  Purchase  Agreement  dated May 9,
                                  1997,   between  the  Company's  wholly  owned
                                  subsidiary,   Oasis   International   Hotel  &
                                  Casino,  a Nevada  corporation,  and  Cimarron
                                  Enterprises,   Inc.  (Incorporated  herein  by
                                  reference   from   Exhibit   10(i)(d)  of  the
                                  Company's   report  on  Form  10-QSB  for  the
                                  quarter ending March 31, 1997.)