Form 10QSB
period 1997-09-30
CYBERAMERICA CORP
filed 1997-11-14
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______________ to________________ .


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

                                    Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 13, 1997 was 1,710,350.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS ..............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ..............................   3


                                    PART II
ITEM 1.  LEGAL PROCEEDINGS ................................................    7

ITEM 5.  OTHER INFORMATION ................................................    8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................    8


         SIGNATURES .......................................................    9

         INDEX TO EXHIBITS ................................................   10



                [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1997 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         September 30, 1997 (Unaudited)


ASSETS                                                              September 30
                                                                            1997
CURRENT ASSETS
  Cash .......................................................       $     4,150
  Accounts receivable - trade ................................           476,527
     (Net of allowance for bad debt of $89,097)
  Accounts receivable - related parties ......................           425,602
  Accounts receivable - other ................................           107,960
  Receivable - brokerage account .............................               590
  Notes receivable - current portion .........................         1,243,143
  Prepaid expenses ...........................................            31,703
  Securities available for sale ..............................           398,987
                                                                     -----------
TOTAL CURRENT ASSETS .........................................         2,688,662

PROPERTY AND EQUIPMENT .......................................         8,050,641

OTHER ASSETS
   Investment securities at cost .............................           407,903
   Notes receivable - net of current portion .................            24,000
   Investments - art .........................................           183,100
   Investments - other .......................................             4,620
   Refundable deposits .......................................            87,092
   Trade credits .............................................           180,951
   Prepaid interest - long term ..............................           156,800
   Other assets ..............................................            54,679
                                                                     -----------
TOTAL OTHER ASSETS ...........................................         1,099,145

TOTAL ASSETS .................................................       $11,838,448
                                                                     ===========

            See notes to consolidated unaudited financial statements.

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                         September 30, 1997 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                   September 30
                                                                        1997
CURRENT LIABILITIES
   Accounts payable - trade ..................................     $    396,757
   Accounts payable - related parties ........................          105,821
   Accrued liabilities
     Interest ................................................           63,071
     Real estate taxes and assessments .......................          384,493
     Payroll and related taxes payable .......................          276,311
     EPA liabilities .........................................          325,398
     Refundable deposits .....................................           19,395
     Refund to investors .....................................           75,069
     Commission payable ......................................           30,100
     Other ...................................................           17,653
   Debenture payable .........................................          280,000
   Current maturities of long-term debt ......................        1,269,731
   Current maturities of capitalized lease ...................           18,981
                                                                   ------------

TOTAL CURRENT LIABILITIES ....................................        3,262,780

LONG-TERM LIABILITIES
   Long-term debt, less current portion ......................        4,434,971
   Long-term capitalized lease, less current portion .........          345,004
TOTAL LONG-TERM LIABILITIES ..................................        4,779,975
CONTINGENCIES ................................................             --

MINORITY INTEREST ............................................          387,868

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 11,320,813 shares issued .............           11,321
   Additional paid-in capital ................................       14,271,267
   Accumulated deficit .......................................      (10,525,678)
   Unrealized loss from securities available for sale ........         (349,085)
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY ...................................        3,407,825

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 11,838,448
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

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                            (Unaudited)                      (Unaudited)
                                                               -----------------------------------  --------------------------------
                                                                        1997           1996               1997           1996
                                                                ----------------------------------  --------------------------------
REVENUE
   Sale of building ........................................     $    950,000      $       --        $  2,285,000      $       --
   Consulting revenue ......................................           88,608           501,855           214,382         2,059,295
   Rental revenue ..........................................          110,428           116,301           372,298           339,390
   Other revenue ...........................................             --                --               3,401            63,234
                                                                 ------------      ------------      ------------      ------------

TOTAL REVENUE ..............................................        1,149,036           618,156         2,875,081         2,461,919

COSTS OF REVENUE
   Cost of sale of building ................................          404,652              --           1,071,222              --
   Costs associated with consulting revenue ................           39,410           481,330           145,031         1,242,798
   Costs associated with rental revenue ....................           87,817           118,513           267,198           304,632
   Interest expenses associated with rental revenue ........           57,763            47,948           151,482           149,635
   Cost associated with other revenue ......................             --                --                --              44,168
                                                                 ------------      ------------      ------------      ------------

TOTAL COSTS OF REVENUE .....................................          589,642           647,791         1,634,933         1,741,233

GROSS PROFIT (LOSS) ........................................          559,394           (29,635)        1,240,148           720,686

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...............          150,021           333,935         1,011,016         1,043,199
   Environmental cleanup ...................................             --                --                --              20,000
   Computer development costs ..............................             --             322,620           121,720           322,620
                                                                                                                       ------------

TOTAL SELLING, GENERAL AND .................................          150,021           656,555         1,132,736         1,385,819
  ADMINISTRATIVE EXPENSES


OPERATING PROFIT (LOSS) ....................................          409,373          (686,190)          107,412          (665,133)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income .........................................           38,647             2,341            58,641            13,361
   Interest expense ........................................          (64,718)          (16,325)         (239,582)          (86,100)
   Gain (loss) from sale of assets .........................             --                --             (11,540)             --
   Gain (loss) from investment securities ..................         (143,183)         (144,343)         (478,442)          (71,277)
   Gain from recoveries of bad debts .......................             --                --             151,200              --
   Gain from disposal of subsidiary ........................             --                --              90,681              --
   Other income (loss) .....................................             --              (9,747)          (14,483)           27,743
                                                                 ------------      ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSE) ...............................         (169,254)         (168,074)         (443,525)         (116,273)

INCOME (LOSS) BEFORE INCOME TAXES
EXTRAORDINARY AND MINORITY INTEREST ........................          240,119          (854,264)         (336,113)         (781,406)

EXTRAORDINARY LOSS FROM FIRE ...............................          (32,735)             --             (32,735)             --

INCOME (LOSS) BEFORE MINORITY INTEREST .....................          207,384          (854,264)         (368,848)         (781,406)

MINORITY INTEREST IN LOSS (GAIN) ...........................            2,438           100,263           (43,670)          150,626
                                                                                   ------------      ------------      ------------

Net income (Loss) ..........................................     $    209,822      $   (754,001)     $   (412,518)     $   (630,780)
                                                                 ============      ============      ============      ============

Income (Loss) per common share
   Income (loss) before extraordinary item .................     $       0.02      $      (0.10)     $      (0.03)        $(0.10)
   Extraordinary item ......................................            (0.00)             --               (0.00)             --
                                                                                   ------------      ------------      ------------
   Income (loss) before minority interest ..................             0.02             (0.10)            (0.03)            (0.10)
   Minority interest in loss (gain) ........................             0.00              0.01             (0.01)             0.01
                                                                 ------------      ------------      ------------      ------------
   Net income (loss) per weighted average
      common share outstanding .............................     $       0.02      $      (0.09)     $      (0.04)     $      (0.09)
                                                                 ============      ============      ============      ============
   Weighted average number of common
      shares outstanding ...................................       10,678,245         8,500,855        10,678,245         7,066,586
                                                                 ============      ============      ============      ============


                                      See notes to consolidated unaudited financial statements.


                                                                F-3

                                                      CYBERAMERICA CORPORATION
                                        (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                                          AND SUBSIDIARIES
                                      CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        For Nine Months Ended September 30, 1997 (Unaudited)

                                                                                               Net Unrealized
                                                                                             loss on securities  Total
                                       Common        Stock         Paid-in    Accumulated       available  Shareholders'
                                        Shares      Amount         Capital    Deficit            for sale     Equity

BALANCES AT DECEMBER 31, 1996 ....        9,484,557 $  9,485   $ 14,058,256   $(10,113,160)    (606,234)   3,348,347
Common stock activity:
   Issued for services ...........      130,162        130         35,136           --             --           35,266
   Issued for debts ..............       65,930         66          8,414           --             --            8,480
   Issued for assets .............      100,000        100         14,900           --             --           15,000
   Realized loss on
    securities available for sale          --         --             --             --           63,423         63,423
   Net loss for the
    period ended March 31, 1997 ..         --         --             --         (650,983)          --         (650,983)
                                     ------------   ----------   ----------   ------------   -----------  -----------

BALANCES AT MARCH 31, 1997 .......    9,780,649     $ 9,781   $ 14,116,706    $(10,764,143)   $ (542,811)  $2,819,533
                                      ----------   ----------  -----------    ------------   -----------  -----------

Common stock activity:
   Issued for services ...........    1,413,276      1,413         57,526           --             --           58,939
   Issued for debts owed
     by related parties ..........       30,000         30          4,020           --             --            4,050
   Issued for assets .............       30,000         30          4,020           --             --            4,050
   Realized loss on
     securities available for sale         --         --             --             --          193,726        193,726
   Net loss for the period
     ended June 30, 1997 .........         --         --             --            28,643         --            28,643
                                     ------------   ----------   ----------    ----------     -----------      --------

BALANCES AT JUNE 30, 1997 ........   11,253,925   $ 11,254   $ 14,182,272   $(10,735,500)  $   (349,085) $   3,108,941
                 --- ----            ----------   --------   ------------   ------------   ------------  -------------

Common stock activity:
   Issued for services ...........      155,000        155         10,633           --             --           10,788
   Issued for debts ..............    1,124,388      1,124        113,526           --             --          114,650
   Cancellation of stock
     issued for services .........   (1,212,500)    (1,212)       (35,164)          --             --          (36,376)
   Net income for the
    period ended Sept 30, 1997 ...         --         --             --          209,822           --          209,822
                                     ----------     --------     ----------    ----------    -----------      ---------

BALANCES AT SEPTEMBER 30, 1997 ...   11,320,813   $ 11,321   $ 14,271,267   $(10,525,678)  $   (349,085)  $  3,407,825
                      === ====       ==========   ========   ============   ============   ============   ============


                                      See notes to consolidated unaudited financial statements.
                                                                F-4

                   CYBERAMERICA CORPORATION FORMERLY KNOWN AS
               THE CANTON INDUSTRIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Nine Months Ended
                                                                September 30,
                                                                 Unaudited
                                                           1997          1996
                                                      ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..............................   $  (412,518)   $  (630,780)
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments ........       478,442         71,277
     (Gain) from sale of assets ..................        11,540           --
     (Gain) from sale of subsidiary ..............       (90,681)          --
     Minority interest ...........................        43,670        150,626
     Depreciation and Amortization ...............       159,373        165,303
     Services paid with common stock .............        68,617        498,007
     Common stock issued for assets and debt .....       146,230        309,000
     Decrease (increase) in assets:
       Receivables ...............................      (438,345)      (893,581)
       Receivables - related party ...............      (194,669)      (180,519)
       Other current assets ......................        23,946       (459,013)
     Increase (decrease) in liabilities:
      Accounts and notes payable .................      (101,870)       (38,430)
      Payables - related parties .................       (19,730)        97,502
      Accrued liabilities ........................        66,096        431,287
      Current portion of long-term debt ..........       159,335        214,644
      Deferred income ............................          --           40,775
                                                     -----------    -----------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (100,564)      (223,902)

CASH FLOWS FROM INVESTING ACTIVITIES
     Cost of property sold .......................     1,071,222      1,100,000
     Minority interest in subsidiaries sold ......          --         (825,000)
     Minority interest in subsidiary .............          --        1,178,771
     Purchase of assets ..........................    (2,461,556)    (3,511,795)
     Debt on Subsidiaries sold ...................          --         (275,000)
                                                     -----------    -----------
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ...    (1,390,334)    (2,333,024)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash ...............          --        2,556,959
     Proceeds from borrowing .....................     2,004,000      1,300,008
     Stock subscription ..........................          --         (871,582)
     Payment on debt .............................      (587,320)      (197,473)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........     1,416,680      2,787,912

 INCREASE (DECREASE) IN CASH .....................       (74,218)       230,986

CASH AT BEGINNING OF YEAR ........................        78,368         18,065
                                                     -----------    -----------

CASH AT END OF PERIOD.............................   $     4,150    $   249,051
                                                     ===========    ===========

                            CYBERAMERICA CORPORATION
                (FORMERLY KNOWN AS CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

         On September 19, 1997, TAC, Inc., a consolidated subsidiary of the Company, acquired all outstanding capital stock Vale Terrace Corporation, a Delaware corporation. Vale Terrace's sole asset is a 24,378 square foot office building in Vista, California.. TAC acquired the stock in Vale Terrace by issuing 1,000,000 shares of its common stock valued at $140,000 as a down payment on the purchase price. In addition, the Company assumed a first deed of trust on the building in the amount of $400,000 and granted to the seller a $560,000 second deed of trust . Therefore, TAC paid $1,100,000 for 100% of the outstanding stock in Vale Terrace. TAC also prepaid the first four years of interest on the second deed of trust by issuing 1,120,000 shares of its common stock. TAC executed a Lease Agreement with the seller to lease the property back for one year in exchange for the seller's payment of mortgages, taxes, maintenance, utilities during that period. For more information on this transaction, please see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On August 6, 1997, a fire engulfed a manufacturing and warehousing facility located in Canton Illinois and owned by Thistle Holdings, a wholly-owned subsidiary of the Company. Of 1,290,336 total square feet, the fire destroyed 800,000 square feet. As a result, the Company recorded a loss from fire in the amount of $32,475 during the quarter.

3.        Changes in accounting presentation

         During the first quarter of 1997, the Company significantly curtailed the scope of its financial consulting services and decided to focus its operations on acquisition, management, lease and sale of real estate properties. As a result of this decision, the Company determined that sales proceeds from 202 Building should be included in operating revenues (Please see Note 2 for more detail on this transaction.) Correspondingly, costs associated with the 202 Building were also included in costs of revenues.

4.       Issuance of Common Stock to East West Trading Corporation

         In December 95, a wholly-owned subsidiary of the Company sold its investment securities in Oasis Hotel, Resort & Casino - I, Inc. ("Oasis I") and Oasis Hotel, Resort & Casino - II, Inc. ("Oasis II") to East West Trading Corporation, an unaffiliated offshore entity in exchange for $171,900. During the first quarter of 1997, the Company reacquired some of the stock in Oasis I., leaving the total balance due as $114,650. On August 18, 1997, the Company reacquired 57,350 shares of Oasis I and 85,950 shares of Oasis II in exchange for 1,124,388 shares of the Company's Common Stock, restricted pursuant Regulation S under the Securities Act of 1993 to settle the outstanding balance.

5.       Subsequent Event

         On October 31, 1997, the Company effected a 1-for-10 reverse split on the Company's Class A common stock. The number of shares authorized and issued has been reduced accordingly on the same day. None of the references to quantities of common stock have been adjusted to reflect the reverse split as the reverse split was not effective until the fourth quarter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has two main divisions of operations. The Company's operations primarily involve the acquisition, management, lease and sale of real estate holdings. The Company also provides a variety of financial consulting services to various clients including assisting clients in the preparation of corporate documentation and advising clients with respect to mergers and acquisitions.

Real Estate Holdings

         The Company owns and manages properties in Utah, Nevada, California, West Virginia, Virginia, Florida, Illinois, and Arizona. The Company's goal has been to locate and acquire undervalued real estate with little or no cash expenditure. The Company looks for property that can be purchased by assuming the existing financing or by paying the purchase price with nominal cash expenditures and/or the issuance of shares of the Company's Common Stock.1 The amount the Company is willing to pay for a property is determined by management. The criteria for purchasing properties are broad and management's determination of value and the terms of financing are the main factors weighed by management in making a decision to invest in a property.

         The Company leases its properties to commercial tenants and applies the rental income toward its fixed obligations on the properties. Currently, there are insufficient rental revenues to cover the debt service and other expenses related to the Company's real estate operations, and the Company therefore has to use capital from other sources, including proceeds realized upon the sale of real estate holdings, to fund this deficit. The deficit has been primarily attributable to the Company's recent investments in raw land and vacancies in the Company's commercial properties. The Company seeks to continue to decrease vacancies in its commercial properties to eliminate losses from real estate operations. However, the Company's primary objective is to acquire real estate which will substantially appreciate in value and from which the Company can realize a substantial gain upon disposition. Accordingly, the Company has continued to invest in real estate holdings despite negative cash flows.

         There is a risk that the Company will lose control over some of its properties through foreclosure if enough funds are not raised to cover the deficiency between rental revenues and the cost of debt service and maintenance of the properties. During the next year, the Company has significant balloon payments which come due and an option which will expire. On December 27, 1997, a $300,000 promissory note secured by the Company's Oasis, Nevada property will become due and payable. On March 25, 1998, the Company's option to purchase approximately 47,000 acres of undeveloped land in Box Elder County, Utah for $41 per acre will expire if not exercised. On July 29, 1998, a $400,000 note on the Company's Vale Terrace property (see below) will come due in full. Accordingly, the Company will need to pay approximately $2,627,000 in less than a year in order to avoid losing some or all of its beneficial interest in these properties. The Company will have to seek outside financing to meet these obligations and the Company is currently working with several entities who are seeking conventional financing on the Company's behalf.

--------
1 Any references to "Common Stock" herein, or in the accompanying financial statements, refer to the Company's common stock, par value $0.001. Any quantities of Common Stock referenced herein have not been adjusted to account for the Company's 1-for-10 reverse stock split which was effected October 31, 1997 because the split occurred subsequent to the end of the third quarter.

         The Company recorded rental revenues of $110,428 from its real estate operations for the third quarter as compared to $116,301 for the same period of 1996. This number remained largely unchanged from 1996 notwithstanding a decrease in vacancies in the Company's commercial properties because of the Company's disposition of the TAC Warehouse during the second quarter of 1997 (see the Company's Form 10-QSB for the quarter ended June 30, 1997) and the Company's disposition of the 202 West Building during the third quarter of 1997 (see below). Together, these buildings previously generated a significant portion of the Company's rental revenues.

         On July 15, 1997, Canton Industrial Properties Management Corporation of Salt Lake City ("CIPMC"), a consolidated subsidiary of the Company, closed on the sale of its 18,000 square foot office building located at 202 West 400 South, Salt Lake City, Utah. The sale price of the property was $950,000 which was paid in cash on the closing date. The sale of the 202 West Building was primarily responsible for the income recognized by the Company during the quarter. The Company sold the 202 West Building because the property had appreciated significantly since it was acquired by the Company's subsidiary, and the Company believed that the price offered represented the high end of the market value for the property.

         The Company intends to sell further real estate holdings on a case by case basis provided that it believes that local market conditions make such sales in the best interest of the Company and its subsidiaries. At the same time, the Company is continually searching for additional properties which management believes have appreciation potential.

         During the third quarter, Taylor's Landing, Inc., a consolidated subsidiary of the Company, purchased two properties located in Nephi, Utah. Both properties are or have been used in the operation of restaurants. On July 2, 1997, Taylor's Landing closed on the purchase of an 8,000 square foot building located at 390 South Main in Nephi (the "Tiara Cafe"). Included with the building were all equipment, furniture and supplies used in the operation of a cafe. The Tiara Cafe was purchased for $120,000, $20,000 of which was paid at closing. The remaining $100,000 was financed through a 7% promissory note secured by a deed of trust on the property. The promissory note requires Taylor's Landing to make monthly payments of $898.83 until January 1, 1999, when the remaining principal and accrued interest are due in full. The Tiara Cafe is leased to an unaffiliated party who operates a restaurant on the premises.

         On August 1, 1997, Taylor's Landing purchased a separate 4,000 square foot building located at 65 South Main in Nephi (the "Celebrations Cafe") for a total purchase price of $126,703. Included with the building were all equipment, furniture and supplies used in the operation of a cafe. The Celebrations Cafe is subject to a first mortgage of $56,000 bearing interest at a rate of 15% per annum. The principal and interest on the first mortgage are payable in monthly instalments of $700 until August 1, 2002, when the remaining principal and interest are due in full. The Celebrations Cafe is also subject to a second mortgage of $70,000 bearing an interest rate of 6% per annum. Principal and interest on the second mortgage are payable in monthly instalments of $350 until August 1, 1999, when the remaining principal and accrued interest are due in full. The Celebrations Cafe is currently vacant and the Company is seeking to lease the premises to a tenant for purposes of operating a restaurant.

         On September 19, 1997, TAC, Inc., a consolidated subsidiary of the Company, acquired all outstanding capital stock of a Delaware corporation known as Vale Terrace Corporation, making Vale Terrace Corporation a wholly owned subsidiary of TAC. Vale Terrace's sole asset is a 24,378 square foot office building located at 956 Vale Terrace Drive in Vista, California. TAC acquired the capital stock of Vale Terrace from a Delaware corporation known as Chelsea Capital Corporation in exchange for the issuance of shares of TAC's common stock, TAC's assumption of obligations on an existing first deed of trust and TAC's grant to Chelsea of a second deed of trust. TAC also executed a Lease Agreement pursuant to which TAC will lease the property back to Chelsea for a period of one year in exchange for Chelsea's payment of debt service on the first mortgage, taxes, maintenance, utilities and all other charges exclusive of capital improvements during the leaseback period.

         The first deed of trust on the Vale Terrace property has a principal amount of $400,000 due in full in July of 1998. The debt subject to the first deed of trust accrues interest at a rate of 10%, but interest will be paid by Chelsea during the one year leaseback term. The debt subject to the second deed of trust has a principal amount of $560,000 and bears interest at a rate of 7% per annum. TAC prepaid the first four years of interest on the second deed of trust through its issuance of 1,120,000 shares of TAC's common stock. The remaining three years of interest is not payable until September 2003, when all principal and accrued interest are due. The principal amount due under the second deed of trust, but not the accrued interest, may be paid by TAC through TAC's issuance of common stock at a discount of 30% of the average bid and ask prices for TAC's common stock on the date when principal is paid. At the closing of the transaction, TAC issued an additional 1,000,000 shares of common stock to Chelsea to serve as a down payment under the lease. The shares issued to Chelsea were valued at $0.14 per share, the closing price for TAC's common stock on the date the shares were issued.

         Vale Terrace Corporation does not own the real property underlying the building. The underlying real estate is subject to a ground lease from a third party which expires December 23, 2037. This ground lease requires Vale Terrace Corporation to make monthly payments of $3,300 which are periodically increased to account for inflation. However, according to the terms of the leaseback with Chelsea Capital, Chelsea will continue to make the payments on the ground lease during the period it is leasing the building back from TAC.

         During the third quarter, the Company also made substantial investments in undeveloped land located in Box Elder County, Utah. This land was acquired through several transactions. The Company, through several subsidiaries, purchased a total of 1,420 acres of land during the second quarter for a total price of $95,500, or an average price of $67.25 per acre. Subsidiaries of the Company had previously purchased 5,440 acres of land in Box Elder County and one of the subsidiaries has an option to purchase an additional 47,000 acres of land in that area. The Company acquired raw land in Box Elder County with the intention of either developing such property or reselling to a developer interested in improving the land or extracting the land's natural resources.

         On May 9, 1997, Oasis International Hotel & Casino, Inc. and Oasis International Corporation, both wholly owned subsidiaries of the Company, executed a real estate purchase agreement for the sale of 49.96 acres of real property located in Oasis, Nevada. For more information on this agreement, see the Company's Form 10-QSB for quarter ended March 31, 1997. The consummation of the agreement was contingent upon the purchaser's ability to obtain financing and the purchaser was given a 90 day period to complete due diligence on the property. On August 7, 1997, the Company's subsidiaries received notice that the purchaser would not be closing on the purchase, but the parties continued negotiating toward another agreement for the sale of the property.
During the third quarter, the parties ceased negotiations toward the sale of the property.

         On August 6, 1997, a fire engulfed a 1,290,336 square foot manufacturing and warehousing facility located at 200 East Elm Street in Canton, Illinois and owned by Thistle Holdings, Inc., a wholly owned subsidiary of the Company. The facility was previously used for tire recycling operations and has been almost entirely vacant for the past year. The fire destroyed over 800,000 square feet of the buildings located at the facility. The Company has been informed by authorities investigating the incident that the cause of the fire was arson. Preliminary testing indicates that asbestos containing materials are included in the debris of the fire and the Company has retained a qualified site designer to test the site for asbestos contaminants and develop a plan for the removal of asbestos containing materials. The Company has also retained a party to dispose of the debris when the plan of removal is complete. The Company believes that the buildings destroyed in the fire were worthless or of nominal value prior to their destruction by the fire.

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

         Revenues from the Company's financial consulting operations decreased during the quarter ended September 30, 1997. The Company recorded quarterly revenues of $88,608 from its financial consulting operations as compared to $501,855 for the same period of 1996. This substantial decline was largely attributable to the Company's decision to focus its operations primarily on real estate activities.

Events Subsequent to End of Third Quarter

         During the 1996 fiscal year, the Company issued a $300,000 Convertible Debenture with an interest rate of 6% per annum. The Debenture was issued to a foreign corporation pursuant to the exemption from registration under Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Act"). The Debenture is convertible into shares of the Company's Common Stock at a conversion price of 70% of the bid price for the Common Stock on the date of conversion. The maturity date for the Debenture was September 16, 1997, at which time the Debenture would have been convertible into approximately 7,000,000 shares of Common Stock, an amount equivalent to 50% of the Company's shares then issued and outstanding. On October 16, 1997, the Company, executed an Agreement to extend the maturity date of the Debenture to December 16, 1997.

         On October 31, 1997, the Company effected a 1-for-10 reverse split of both its authorized and outstanding shares of Common Stock. All fractional shares of Common Stock were rounded up to the nearest whole share. The Company effected the reverse split because it believed that the number of issued and outstanding shares of Common Stock was disproportionately large compared to the Company's revenue, net income and net worth.

Results of Operations

         Gross revenues for the quarter ended September 30, 1997 were $1,149,036 compared to $618,156 for the same period in 1996, an increase of 86%. During the third quarter of 1997, the Company sold a piece of real estate property located in Salt Lake City, Utah and realized $950,000 in sale proceeds. Consulting revenues decreased to $88,608 during the third quarter of 1997 from $501,855 during the same period in 1996. This substantial decline was largely due to the Company's decision to curtail its consulting services operations and focus on its real estate operations instead. Rental revenue decreased by 5% from $116,301 during the quarter ended September 30, 1996 to $110,428 for the comparable period in 1997. The Company was able to maintain the rental revenue at approximately the same level as last year despite the disposition of TAC Warehouse during the second quarter of 1997, which generated approximately $17,000 in monthly rental revenue.

         Total revenues for the nine months ended September 30, 1997 were $2,875,081 compared to $2,461,919 for the same period in 1996. The revenue from sale of buildings during 1997 ($2,285,000) were offset by the decrease in consulting revenue ($1,844,913) from 1996.

         Costs of revenues were $589,642 for the third quarter of 1997 compared to $647,791 for the quarter ended September 30, 1996. Gross profit was $559,394 during the third quarter of 1997 compared to a gross loss of $29,635 for the quarter ended September 30, 1996. Gross profit as a percentage of revenues was 49% for the third quarter of 1997

         During the nine months ended September 30, 1997, the costs of revenues were $1,634,933 and the gross profit was $1,240,148. This represents a gross profit margin of 43%. During the same period in 1996, the Company incurred costs of revenues in the amount of $1,741,233 and realized a gross profit of $720,686. The gross profit margin was only 29%. This improvement in profit margin is attributable to the Company's continuous efforts to streamline business and cut costs.

         Selling, general, and administrative expenses were $150,021 for the third quarter of 1997 and $656,555 for the quarter ending September 30, 1996. The Company's internet division alone, whose business was terminated during the first quarter of 1997, incurred $322,620 in computer development costs between July 1 and September 30, 1996. Operating income was $409,373 during the third quarter of 1997 compared to a net operating loss of $686,190 for the three months ending September 30, 1996. This improvement was primarily due to the company's focus on cost cutting. Year-to-date selling, general and administrative expenses were $1,132,736 for 1997 and $1,385,819 for 1996, a drop of 18% from last year.

         During the quarter ended September 30, 1997, the Company incurred other expenses in the amount of $169,254 compared to $168,074 during the same period in 1996. Loss from investment securities was $143,183 for the third quarter of 1997 compared to $144,343 for the same period in 1996. The Company also recorded substantially more interest income and interest expenses during 1997, both of which are the result of real estate transactions. Year-to-date other expenses was $443,525 during 1997 compared to $116,273 during 1996. The substantial loss from investment securities during 1997 accounted for a vast majority of this category. expenses. This loss was offset by gain from recovery of bad debts ($151,200) and gain from disposal of subsidiary ($90,681). During the second quarter of 1997, the Company recovered a previously written-off accounts receivable by means of a settlement agreement.

Capital Resources and Liquidity

         The Company had a net working capital deficit of $574,118 as of September 30, 1997 compared to $61,166 at the end of September 30, 1996. The main reason behind this decrease in liquidity is an increase in long term debts due within a year. The current portion of notes payables was $1,269,731 as of September 30, 1997 compared to $363,703 as of September 30, 1996. The Company has four mortgages payable totaling $1,055,790 maturing within a year. The Company is currently working on refinancing these mortgages with long-term loans.

         Net stockholders' equity in the Company was $5,232,418 at the end of September 1996 compared to $3,407,825 at the end of September 1997. The major factor behind the decrease is the net loss between October 1, 1996 and March 31, 1997 in the amount of $2,069,616. This loss was partially mitigated by the net income from this quarter ($209,822) and increase in common stock and additional paid in capital through the issuance of stock for debt, assets, services, and cash during the same period. During the second quarter of 1997, the Company issued 1,836,256 shares of its Common Stock valued at $214,847 for consulting services rendered, debt settlement, and assets.

         On August 18, 1997, the Company issued 1,124,388 (pre-reverse) shares of its Common Stock to settle a $114,650 claim against the Company. The claim stemmed from the Company's receipt of $114,650 from a foreign investor pursuant to a transaction that was subsequently rescinded by the parties with the payment still outstanding. The 1,124,388 shares of Common Stock were issued pursuant to an exemption under Regulation S and the Company filed a form 8-K to disclose this transaction on October 27, 1997.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - In response to the suit filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as File Number 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants, defendants' motion to dismiss the complaint was granted in part and the company has filed an Amended Complaint in response to the court's action. It is expected that the court will consider the Amended Complaint and any new motions by Defendants before the end of January, 1998. The Company has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million.

         Key L.C. Corporation vs. Paragon Capital Corporation, Allen Z. Wolfson, CyberAmerica Corporation and Robert J. D'Aleo - Key L.C. filed suit in Federal District Court of Utah, Central Division on December 18, 1996, Case Number 2:96 CV 1054B, alleging that each of the named defendants violated the Securities Exchange Act of 1934 in the sale of CyberAmerica stock to Key. The Company filed a motion to dismiss alleging that the complaint failed to meet the pleading requirements imposed by the Private Securities Litigation Reform Act, but that motion was denied by the Court in an Order filed on July 7, 1997. The company has filed an answer denying any liability for the claims of the Plaintiff and a cross-claim as to the other named defendants in the event that Plaintiff is found to be entitled to any recovery. The court and the parties are proceeding with discovery, working toward an expected trial date in late 1998.

         Canton Financial Service Corporation  ("CFSC") v. The Renno Group, Inc.
- CFSC's claim is pending before the United States District Court for the Middle District of Florida, Tampa Division, Case Number 96-2367-CIV-T-24-E. The complaint seeks payment of consulting fees and the delivery of shares, an obligation created in the merger of a third party with an existing corporation and the services of CFSC in bringing that event to pass. Cash in the amount of $15,000 is sought plus delivery of 355,029 shares of the common stock of Network Systems International, Inc. Renno filed a motion for summary judgment seeking to have the court rule that Renno is not liable for the delivery of shares of Network to CFSC, but the Court denied this motion. The matter is currently set on the trial court's December 1997 trial calendar.

         State of Illinois vs. The Canton Industrial Corporation - This action has been pending in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case Number 93MR45, since September 1993. The action seeks environmental cleanup of the Canton Plant site located in Canton, Illinois. A final hearing of this matter has been set for the 6th day of February, 1998, before the Honorable Charles H. Wilhelm. Clean up and removal of the debris from the fire that destroyed significant portions of the building include the removal of any asbestos containing material on the site. For more information on the fire at the Canton Plant, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Compliance with state and federal regulations is being sought by cooperation with the Illinois Environmental Protection Agency and their attorneys.

         Xeta Corporation vs. The Canton Industrial Corporation - Suit was filed in the United States District Court, in the Central District of Utah, Case Number 95CV218G on March 8, 1995. Xeta alleged that $116,500 was fraudulently transferred to the company by ATC, II, Inc. a Delaware corporation. Richard Surber and Gerald Curtis were also named as defendants in the cause of action. Xeta received a Summary Judgment as to the Company only. An appeal of that decision has been filed with the Tenth Circuit Court of Appeals and oral argument has been set for November 17, 1997. Xeta has sought satisfaction of its judgment through service of a writ of execution through which it seeks to compel the sale of Rule 144 restricted shares of TAC, Inc. held by the company.
Efforts to conduct a sale of such restricted shares to satisfy the judgment are ongoing.

ITEM 5.  OTHER INFORMATION

         Subsequent to the end of the third quarter, the Company issued shares of its Common Stock pursuant to the exemption from registration provided by Regulation S. All shares referenced in this Item have not been adjusted to account for the Company's 1-for-10 reverse stock split effected October 31, 1997. On October 22, 1997, the Company agreed to issue 500,000 shares of Common Stock to Pienne Chow, a resident of Hong Kong, pursuant to Regulation S. As consideration for the 500,000 shares, the Company received $20,000. On October 30, 1997, the Company issued a total of 2,400,000 shares of its Common Stock to four foreign persons pursuant to Regulation S. The Company issued 600,000 shares to Cellini Investments, SA, 600,000 shares to Heathfield Investments Limited, 600,000 shares to Sheffield Holdings Limited, and an additional 600,000 shares to Sevenoaks Holdings Limited. All four of these entities are organized and authorized under the laws of the Bahama Islands. The Company issued these shares to serve as collateral for a $100,000 loan the Company obtained from these collective entities pursuant to separate Note Agreements the Company executed with each of the four foreign entities. Each of the loans acquired by the Company pursuant to these Note Agreements bears a floating interest rate of 5% above the prime rate and each loan matures three years from the date the Note Agreements were executed.

         On September 30, 1997, the Company executed a one year consulting agreement with A.R. Webber & Associates, Inc. Pursuant to the agreement, the Company is receiving financial public relations services including advertising services and assistance in disseminating corporate information to the public. As consideration for these services, the Company agreed to issue 2,000,000 shares of Common Stock to A.R. Webber and to grant A.R. Webber options to purchase an additional 1,000,000 shares of Common Stock at an option price of $0.10 (which will be adjusted to $1 to account for the reverse stock split). Subsequent to the end of the third quarter, the Company executed a similar consulting agreements with another financial public relations company. On November 1, 1997, the Company executed a consulting agreement with A.R. Fortune, Inc. The Company issued 650,000 shares of Common Stock as a retainer fee and pays an additional monthly fee of $5,000 in cash or common stock. Pursuant to the agreement with A.R. Fortune, the Company is obligated to issue an additional 650,000 shares of Common Stock to Proctor Company, Inc., a contractor who will be performing consulting services to the Company in coordination with A.R. Fortune. The Company is also obligation to pay a separate monthly fee of $5,000 to Proctor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter. However, on October 27, 1997 and subsequent to the end of the third quarter, the Company filed a report on Form 8-K disclosing the Company's October 31, 1997 1-for-10 reverse stock split, the extension of the maturity date for a $300,000 convertible debenture issued by the Company, and the Company's issuance of Common Stock pursuant to Regulation S.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14TH day of November 1997.



                                       CYBERAMERICA CORPORATION



                                 /s/Richard Surber         November 14, 1997
                                 Richard Surber
                                 President, Chief Executive Officer and Director




                                /s/Wayne Newton            November 14, 1997
                                Wayne Newton
                                Controller

                                INDEX TO EXHIBITS

EXHIBIT NO.    PAGE NO.      DESCRIPTION

3(i)             *           Articles   of    Incorporation   of   the   Company
                             (Incorporated  herein by reference from Exhibit No.
                             3(i) to the Company's Form 10-KSB for the year ended December 31, 1993).

3(ii)            *           By-Laws of the Company,  as amended.  (Incorporated
                             herein by reference from Exhibit 3(ii) of the Company's Form 10 KSB for the year ended December
                             31, 1995.)

                                  MATERIAL CONTRACTS

10(i)(a)         *           Real Estate Purchase  Agreement,  dated February 7,
                             1997, between the Company and ANA Development,  LC.
                             (incorporated  herein by reference from Exhibit No.
                             10(i)(b) to the Company's Form 10-KSB for the year ended December 31, 1996).

10(i)(c)         21          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary,  Taylor's  Landing,  Inc.,
                             and  Loa  Jean   Carter  and   Jeffrey  Dee  Carter
                             regarding the acquisition of the Tiara Cafe.

10(i)(c)         36          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary,  Taylor's  Landing,  Inc.,
                             and B. Sydney Colley and Cassandra Colley regarding
                             the   acquisition   of   the   Celebrations    Cafe
                             (incorporated   herein  by   reference  to  Exhibit
                             10(i)(b) of the Company's Form 10-QSB for the fiscal quarter ended June 30, 1997).

10(i)(d)         41          Stock  Purchase  Agreement  between  TAC,  Inc.,  a
                             consolidated subsidiary of the Company, and Chelsea
                             Capital  Corporation,  dated  September  19,  1997,
                             pursuant   to  which  the  Company   acquired   all
                             outstanding   capital   stock   of   Vale   Terrace
                             Corporation.

10(i)(e)         ??          Lease  Agreement  between TAC, Inc., a consolidated
                             subsidiary  of the  Company,  and  Chelsea  Capital
                             Corporation, dated September 23, 1997, pursuant to which TAC has leased back the Vale Terrace property to Chelsea Capital Corporation.