Form 10KSB
period 1997-12-31
CYBERAMERICA CORP
filed 1998-04-28
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X                    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

The issuer's total consolidated revenues for the year ended December 31, 1997, were $2,969,519.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately
$233,031.63 based on the average closing bid and asked prices for the Common Stock on March 31, 1998.

At March 31, 1998, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,366,166.

                             Total Number of Sequentially Numbered Pages ___29__
                                                   Exhibit Index on Page ___29__

                                TABLE OF CONTENTS

                                                                          PAGE
                                     PART I


Item 1.    Description of Business.............................................1

Item 2.    Description of Property.............................................2

Item 3.    Legal Proceedings..................................................10

Item 4.    Submission of Matters to a Vote of Security-Holders................12


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............12

Item 6.   Management's Discussion and Analysis or Plan of Operation...........13

Item 7.   Financial Statements................................................19

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure................................................19

                                    PART III

Item 9.   Directors and Executive Officers....................................19

Item 10.  Executive Compensation..............................................21

Item 11.  Security Ownership of Certain Beneficial Owners and Management......21

Item 12.  Certain Relationships and Related Transactions......................23

Item 13.  Exhibits List and Reports on Form 8-K...............................27

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Business Development

     As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated on July 10, 1984 in Ohio as The Canton Corporation, the Company adopted its present name in June 1996. Current management obtained controlling ownership of the Company in the second quarter of 1992. The Company changed its domicile to Nevada on March 9, 1993 through a merger with a Nevada corporation bearing the exact name as the Company. Since 1992, the Company has concentrated its operations primarily on the acquisition, management, sale and lease of real estate holdings and on providing financial consulting services.

     In addition to its current operations, the Company has engaged in two other areas of operation in its recent history. In 1993, the Company formed Canton Tire Recycling Corporation, an Illinois corporation ("CTR"), to engage in tire recycling operations at its Canton Plant. CTR operated for a period of approximately nine months, when CTR was discontinued as a result of problems with the tire shredding equipment which did not perform to promised specifications. The Company ceased payment on the shredding equipment which was then reclaimed by the manufacturer. The Company has filed a complaint seeking damages against the lessor of the equipment. For more information on this legal proceeding, see "Item 3 - Legal Proceedings."

     In 1996, the Company developed a new division of operations related to the preparation, development and marketing of Internet virtual malls. These operations were conducted through a wholly owned subsidiary known as CyberMalls, Inc. ("CyberMalls"). The Company made significant expenditures toward the development of CyberMalls including purchasing considerable amounts of computer equipment and hiring a staff of approximately 25 individuals. However, CyberMalls failed to generate any significant revenues and the Company lacked the ability to provide CyberMalls with the cash infusion necessary to successfully operate. On February 25, 1997, the Company discontinued substantially all of CyberMalls' operations. For more information on the development of CyberMalls, its business plan and the Company's decision to terminate CyberMalls' operations, see "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Under the direction of prior management, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of Illinois on February 22, 1988. Current management led the Company's exit from bankruptcy on November 7, 1994 pursuant to the Bankruptcy Court's order of the same date.

Business of Issuer

     The Company's operations primarily involve the acquisition, management, lease and sale of real estate holdings. Over the past five years, the Company has acquired a wide variety of commercial and residential properties. The Company owns several real estate holdings in Utah and also owns properties in other parts of the United States. The Company seeks to locate and acquire undervalued real estate (which is primarily commercial) with little or no cash down. Once acquired, the Company's real estate holdings are leased. While the Company seeks to generate and maximize rental income through the management and lease of the property, the Company's primary goal is to acquire real estate which will substantially appreciate in value and for which the Company can realize a substantial gain upon disposition. For further information on the Company's real estate holdings, see "Item 2 - Description of Property" and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc., the Company also provides a variety of financial consulting services to a wide range of clients. As used in this

Item, the term Company will encompass one or both of these subsidiaries. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The
Company also assists clients in restructuring their capital formation and advises with respect to general corporate problem solving.

     Prospective clients for the Company's consulting services are located by the Company through advertising and referrals. The Company researches various databases and identifies public companies potentially interested in the
Company's services. The Company also advertises its services to targeted corporations. Referrals by current and previous clients have provided the Company with additional clients. The Company is currently providing consulting services to approximately seven clients.

     The Company charges clients monthly or other fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain the Company's services without the use of valuable cash flows. However, accepting stock as compensation occasionally impairs the Company's cash flow. Acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

     Entities from many different industries employ the Company's consulting services. The Company primarily targets distressed public companies and private companies seeking to become publicly owned. The decision of accepting a prospective client depends on its financial stability, the type of services needed and the compensation format. A key to the Company's success is management's ability to improve and maintain its client base and successfully liquidate its compensation.

     The Company has one legal proceeding pending which involves an investigation of the Company's compliance with local and state environmental laws and is potentially subject to two other environmental claims by state authorities. The cost and effect of these matters are dependent upon the outcome of the proceedings and investigations which are currently pending with local and state agencies. For further information see "Item 3 - Legal Proceedings." The Company is unable to forecast and can give no assurance as to the outcome and resulting cost of these proceedings and investigations, if any, and the effect they may have on the Company.

     The Company had a total of 17 employees, 14 of whom were full time employees, on March 31, 1998.

ITEM 2.       DESCRIPTION OF PROPERTY

     The Company owns or leases industrial, commercial, warehouse, office and undeveloped commercial real estate. The acquisition of properties has not been limited to any specific geographic area, but has been dictated by the perceived appreciation potential and terms of financing. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of 1997, the Company owned, leased, or had interests in properties in Utah, California, Illinois, Virginia, West Virginia, Arizona and Nevada.

     The Company's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. During the past year, the Company has continued to place an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, the Company's policy has been to focus primarily on terms of financing. The Company generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of the Company's common stock, par value $0.001 ("Common Stock").1 The Company has been successful in acquiring several properties in this fashion. The Company does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

      There is a risk that the Company may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operations. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, the Company does not have sufficient rental revenues to cover the debt service and operating costs of all properties. The Company currently has to use capital from other sources to fund this deficit. Although management hopes to increase the occupancy rates and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made.

     Below is a list of the properties owned by the Company and/or its consolidated subsidiaries as of December 31, 1997. Also included are any changes in the ownership status of such properties which have occurred between the end of 1997 and the filing of this Form 10-KSB. Of the Company's properties, only the Oasis, Nevada property has a book value amounting to ten percent (10%) or more of the total assets of the Company. All reference to current principal balances of encumbrances against the properties are as of December 31, 1997 only.

Oasis, Nevada Property

      The Oasis, Nevada property consists of 1,126 acres of mostly raw land located in Elko County, Nevada. The property was purchased by the Company on December 27, 1995. The purchase also included improvements to the property consisting of a service station, small retail and food service operation and a mobile home park. Also purchased were the water rights to over sixteen hundred acre feet of water per year.

     The property is subject to a $900,000 note executed in favor of the seller and secured by a first deed of trust, as well as a $300,000 promissory note payable to an individual and secured by a second deed of trust. Under the terms and conditions of the first note, interest only payments of $15,750 (7% per annum) are due quarterly during the first three years. In January 1999, the amount of the quarterly payments increases to $31,475 which includes both interest payments and principal reductions. The entire $506,171 in remaining unpaid principal and accrued interest become due and payable on January 1, 2006. There are no pre-payment penalties and the contract provides for the payoff and reconveyance of specific tracts of land within the parcels covered by the deed. The $300,000 promissory note requires interest only payments at 18% per annum until the note matures. The second note was originally scheduled to mature on December 27, 1997, but was extended until March 27, 1998 in return for a sum of $10,000. At the time of filing, the note was technically in default. However, the parties have agreed verbally to extend the note on a month to month basis. The promissory note contains no penalty for prepayment. Other than property taxes that will become due and payable, there are no encumbrances on the property.


-------------------------------------------------------------------------------
(1) All references to quantities of Common Stock made throughout this Form 10-KSB have been adjusted to reflect the 1-for-10 reverse stock split the Company effected on October 31, 1997. Accordingly, any references to Common Stock on dates prior to October 31, 1997 have been reduced to one-tenth of their prior amount. For more information on the reverse stock split, see "Item 5 - Market for Common Equity and Related Stockholder Matters" and Footnote 3 of the accompanying audited financial statements.

 OTHER PROPERTIES

     The Company intends to develop the property in the future if additional financing can be obtained. Potential development would potentially include a small hotel and casino and related business. The Company has entered into a tentative purchase agreement to sell 20 acres of this Oasis property.

     The federal tax basis of the property is $1,682,535. The facilities are being depreciated by straight line method over a period of 31.5 years. The realty tax rate is .00196 and the annual realty taxes for 1997 were $3319. The Company is of the opinion that this property is adequately covered by insurance.

The Wallace-Bennett Building - Salt Lake City, Utah

     The Wallace-Bennett Building is located at 55-65 West 100 South, Salt Lake City, Utah. The property was purchased by Wasatch Capital Corporation ("Wasatch") on November 29, 1994. The Company owns twenty percent (20%) of the captital stock of Wasatch. The building is a 36,797 square foot, turn-of-the-century multi-story office building. Currently, only a portion of the ground floor is rented. The rentable ground space in the building is adequate for its current uses, but the additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated.

     The property is subject to a promissory note secured by a first trust deed with a current principal balance of $477,620 and bearing 10% interest per annum. Total monthly principal and interest payments are $7,930. The note matures in November 1999, when the remaining $381,113 in principal and interest comes due. Other than property taxes that will become due and payable, there are no other encumbrances on this property.

     Wasatch has tentative plans to remodel the second, third and fourth floors as either offices or residential condominiums. The cost for either project is estimated to be around $1,000,000 and no financing for this project has been obtained. Salt Lake County has recently completed a new convention center on the block just to the west of this property. The demand for office and retail space in the downtown Salt Lake City area has increased significantly over the past few years and the new convention center could make the vacant space in the Wallace-Bennett Building more marketable. The Company is of the opinion that this property is adequately covered by insurance.

     The current occupancy rate for the rentable ground level space is 100%. A restaurant occupies 2,584 square feet of the building and a retail store occupies 912 square feet of the building. The tenants are responsible for all of their own utilities, except water and sewer. Tenants also pay their pro-rata share of all other operating expenses as well as maintenance, janitorial services, insurance and property taxes. The average annual effective rental for the rentable ground level space is $10.87 per square foot. The lease for the retail store will expire within the next year, representing $1,065 in annual revenue. It is presently expected that the expiring lease will either be renewed or replaced with a new tenant.

The Plandome Building - Salt Lake City, Utah

     The Plandome Building is located at 69-75 East 400 South, Salt Lake City, Utah. In October 1993, the building was acquired by Canton Industrial Corporation of Salt Lake City ("CICSLC"), a consolidated subsidiary of the Company. This historic three-story building constructed in 1904 contains 15,300 square feet of office and retail space and is eligible to be listed on the National Register of Historic Places.

     The property is subject to a 9% note with a current principal balance of $551,404 The note is secured by the first deed of trust and requires total monthly principal and interest payments of $4,783. The note matures in October 1999, when a balloon payment of $540,768 comes due in full. The property is also subject to another note secured by a second deed of trust. The latter note has a current principal balance of $100,000 and provides for interest at an annual rate of five percent (5%). No payments of principal or interest are due on the second note until October 1, 1998 when the full principal and accrued interest are due and payable. Either of these notes can be prepaid any time, without penalty.

     In 1990, the building was substantially renovated to retain its original style. No need for additional renovation or restoration is foreseen and there are no plans to do so at this time. Directly across the street from the Plandome Building, the State of Utah recently finished construction on a new court complex. The demand for office and retail space in the downtown Salt Lake City area has increased significantly over the past few years and the opening of the Court Complex should increase demand for office space in the vicinity of the Plandome Building even further. The Company is of the opinion that this property is adequately covered by insurance.

     The present occupancy rate is 81%. Two restaurants and one Internet service provider each occupy more than 10% of the square footage in the building. The major tenants are responsible for all of their utilities except water and sewer. The remaining office space is rented to professional organizations. The average effective annual rental revenue is $7.50 per square foot. Two of three major leases will expire within the next two years, representing $42,000 in annual revenue. It is presently expected that all of the leases will either be renewed or replaced with new tenants.

CyberAmerica Corporate Office Building - Salt Lake City, Utah

     Canton's Commercial Carpet Corporation, a consolidated subsidiary of the Company, owns a building located at 268 West 400 South in Salt Lake City, Utah which is currently used as the Company's headquarters and principal offices. The Company leased the building from May 1994 until March 1998, when Canton's
Commercial Carpet exercised its option to purchase the building through the payment of $418,762. The 15,600 square foot office building has two stories of office space and is suitable for office use. The Company occupies 70% of the building with the remaining 30% subleased to an investment company and a telemarketing company. Total annual rents from the unrelated tenants equal $48,096, or $10.15 per square foot, and both leases will expire in the next two years. Improvements have been made to the property including carpeting, painting and remodeling the second and third floors. The Company is of the opinion that this property is adequately covered by insurance.

     The property is subject to a 13% note with a total principal amount of $325,000 which requires monthly interest only payments of $3,520 until March 2000 when the full remaining balance is due. The note is secured by a first deed of trust. The property is also subject to a 15% note with a total principal amount of $315,000 and which requires monthly interest only payments of $3,937 until November 1998 when the full remaining balance is due. This latter note is secured by a second deed of trust.

Vale Terrace Property - Vista, California

     TAC Inc., a consolidated subsidiary of the Company, owns an interest in a 28,800 square foot two-story office building located at 956 Vale Terrace Drive in Vista, California. TAC acquired the building in September 1997. TAC's interest is subject to a 10%, $400,000 note secured by a first deed of trust and a 7%, $560,000 note secured by a second deed of trust.

     The $400,000 note bears interest at 10% per annum and requires monthly interest only payments of $3,334 until July 29, 1998 when the full principal is due and payable. The second note bears 7% per annum interest. The interest on the second note has been prepaid until August 23, 2001.

     Under the terms of the Vale Terrace purchase agreement, the seller was to lease the Vale Terrace building from September 1997 until July 1998 and continue making monthly interest payments on the note. However, in February 1998, TAC received notice from the holder of the first deed of trust, that the monthly interest payments had not been paid and that the note was in default. On April 13, 1998, the total amount in default on the ground lease, deed of trust and unpaid property taxes was $53,667.31. Since that time, the note has remained in default and TAC has received notice of a Trustee's sale set for May 13, 1998. At the time of initial publication of the Notice of Sale, the unpaid balance of the obligation secured by the property together with reasonable costs and expenses was $411,048.43. The Company is currently considering whether to refinance the property or to pursue its legal rights under the purchase agreement. For more detailed information regarding these two alternatives, see "Item 6 - Management's Discussion and Analysis or Plan of Operation."

     The Vale Terrace building consists of eight suites and has been leased primarily as office space. Currently the building is vacant. During the end of 1997, several lessees, including the building's largest tenant, vacated the premises. TAC believes that the Vale Terrace building requires approximately $500,000 in improvements to make the building more attractive to potential tenants. Necessary improvements include roof repair, installation of new fixtures, carpet repair and other cosmetic work. TAC is attempting to refinance the building in order to fund these improvements. For more information on the Company's plans for the Vale Terrace Property, see "Item 6 - Management's Discussion and analysis or Plan of Operation." The Company is of the opinion that the property is adequately insured.

Nephi, Utah Properties

     Two wholly owned subsidiaries of the Company own a total of three commercial properties in Nephi, Utah. These subsidiaries will be collectively referred to as the Company for purposes of this description. The first property is a 4,696 square foot building located at 26 South Main Street, Nephi, Utah which is designed for use as a small tavern. The Company acquired the building, as well as furniture, inventory and supplies associated with the operation of the tavern, in April 1997. The building is subject to a 7% note secured by a deed of trust on the property. The note has a current principal balance of $182,878 and requires monthly payments of $1,305 until May 2004, when the full $161,206 in remaining principal and accrued interest are due in full. The entire building is leased to one tenant who operates a tavern in the building. The lease requires the tenant to pay annual rent of $12,000, or $2.50 per square foot. The lease expires February 1999, but the tenant has an option to extend the term until February 2005.

     The second piece of commercial property in Nephi, Utah is a 2,200 square foot building located at 390 South Main in Nephi and which is designed for use as a cafe (the "Tiara Cafe"). The Company acquired the Tiara Cafe, as well as all equipment, furniture and supplies used in the operation of the cafe, in July 1997. The Tiara Cafe is subject to a 7% note secured by a deed of trust on the property. The note has a current principal balance of $98,824 and requires the Company to make monthly payments of $899 until January 1, 1999, when the $96,475 of remaining principal and interest is due in full. The entire Tiara Cafe is leased to one tenant who operates a restaurant on the premises. The lease requires the tenant to pay annual rent of $11,000, or $5.00 per square foot. The lease expires in September 1998, but the tenant has the option to extend the term until September 2004.

     The third piece of commercial property in Nephi, Utah is a 4,000 square foot building located at 65 South Main in Nephi (the "Celebrations Cafe") and which is also designed for use as a cafe (the "Celebrations Cafe"). The Company acquired the Celebrations Cafe, along with all equipment, furniture and supplies used in the operation of the cafe, in April 1997. The Celebrations Cafe is subject to a 15% note with a principal amount of $56,000. Interest only payments on the note are payable in monthly installments of $700 until August 1, 2002, when the $56,000 in principal is due in full. The Celebrations Cafe is also subject to a second note of $70,000 bearing an interest rate of 6% per annum. Interest only payments on the second note are due in monthly installments of $350 until August 1, 1999, when the full $70,000 in remaining principal is due. The Celebrations Cafe is currently vacant and the Company is seeking to lease the premises to a tenant for purposes of operating a restaurant or similar business. The Company believes that this property is suitable for this purpose and does not intend to make any renovations thereto. The Company is of the opinion that all of these properties are adequately insured.

Glendale Plaza - Salt Lake City, Utah

     The Glendale Plaza is located at 1100 South Glendale Drive, Salt Lake City, Utah. West Jordan Real Estate Holdings, Inc., the Company's wholly owned subsidiary, currently leases the retail shopping plaza and has an option to purchase the property for $787,000 (as of December 31, 1997). The option expires, as does the lease, August 31, 1998 and originally contained an exercise price of $799,000. The monthly lease payments on the Glendale Plaza are $5,663 and the option price is reduced each month by the lease payments. The property contains 76,831 square feet of rentable retail space and approximately 86% is subleased to tenants. A retail market occupies 13,200 square feet of the building and a sports-fitness club an additional 27,225 square feet. These are the only tenants of the Glendale Plaza which occupy more than ten percent of the premises. The Glendale Plaza generates approximately $142,104 in annual rental income, or $1.85 per square foot, and neither of the two most significant leases will expire in the next two years. Present plans are to continue to operate the building as a retail shopping plaza and to increase the occupancy rate. No major renovations, improvements or development plans have been made for this property. Property taxes and assessments totaling $21,075 remain unpaid the property, some of which date back as far as 1994. The Company is of the opinion that this property is adequately covered by insurance.

Brian Head Condominiums - Brian Head, Utah

     Canton Financial Services Corporation, a wholly owned subsidiary of the Company, owns three condominium units located in close proximity to Brian Head Ski Resort and the surrounding resort town in Southern Utah. CFSC has acquired the condominium units for investment purposes and has contracted with a management firm who rents the units on a short-term basis. The first unit is subject to a note with a current principal balance of $31,468 and bearing an interest rate of 9.5% per annum. Monthly payments on the first unit are $363, with the principal and interest amortized over a period of 17 years. The second unit is subject to a note with a current principal balance of $34,109 and bearing an interest rate of 8.25% per annum. Monthly payments on the second unit are $302 until October 2001 when the remaining $30,976 comes due in full. The third unit is subject to a note with a current principal balance of $40,629 and bearing an interest rate of 8.75% per annum. Monthly payments on the third unit are $362 until July 2002 when the remaining $36,570 comes due in full. There are no prepayment penalties on any of the units.

     CFSC has an option to purchase a fourth condominium in the Brian Head area pursuant to a lease option agreement it executed with Richard Surber, the Company's president, director and chief executive officer, in August 1997. Mr. Surber owns the condominium subject to a note on the property secured by a deed of trust. CFSC leases the condominium for $900 per month, almost all of which is applied to the monthly obligations on the first note. CFSC has an option to purchase the building through payment of $84,814, which is reduced monthly by the extent to which CFSC's monthly rental payments decrease the principal balance due on the note. The lease option also contains an alternative option price in the event the unit appreciates dramatically during the term of the lease. CFSC is also required to pay all taxes, condominium fees, maintenance and repair expenses and other charges on the property. CFSC has the ability to manage, control and sell the condominium unit during the term of lease. For more information on this lease, see "Item 12 - Certain Relationships and Related Transactions."

The Parkersburg Terminal - Parkersburg, West Virginia

     The Parkersburg Terminal is located at 516 Camden Street, Parkersburg, West Virginia. The terminal is a former fuel transfer station. The property consists of 4.5 acres on a tributary of the Ohio River and includes a former oil storage facility and a warehouse with office space. The Parkersburg Terminal was purchased by Canton Tire Recycling of West Virginia, Inc. on May 15, 1993. Other than delinquent property taxes totaling $1,745, there are no encumbrances on the property. The property has been vacant and unused since its acquisition. The Company is subject to competition in finding tenants or buyers for the property, and there is a substantial likelihood that the property will remain vacant for some time. The Company is of the opinion that this property is adequately covered by insurance.

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

The Canton Plant, Canton, Illinois

     The Canton Plant is located at 200 East Elm Street in Canton, Illinois. The Canton Plant was acquired by the Company in 1984 and title to the property is held in the name of Thistle Holdings, Inc., a wholly owned subsidiary of the Company. The Canton Plant was a manufacturing and warehousing facility formerly owned by the plow division of International Harvester. Prior to August 1997, the facility consisted of brick, steel and glass constructed buildings with over 1,290,366 feet of interior space, portions of which were in disrepair.

     On August 6, 1997, a fire engulfed the facility and destroyed over 800,000 square feet of the buildings located at the Canton Plant. The fire destroyed the warehouse and office space comprising the largest portion of the square footage of the Canton Plant. The remaining buildings at the Canton Plant consist primarily of open-air manufacturing facilities, some of which sustained smoke damage from the fire.

     Preliminary testing indicated that asbestos containing materials were included in the debris of the fire and the Company retained a qualified site designer to test the site for asbestos contaminants and develop a plan for the removal of asbestos containing materials. The Company has retained a local contractor to remove debris from the site in compliance with the plan that has been devised. Removal of the debris resulting from the fire has commenced. The Company has been informed by federal authorities investigating the incident that the cause of the fire was arson.

     The Canton Plant had been previously used by the Company for tire recycling operations, but had been almost entirely vacant for the past year and had limited commercial use prior to the fire. The buildings which remain after the fire are suitable only for limited manufacturing use and the Company will likely need to substantially renovate or develop the property in order to make it commercially viable. The Company is currently researching potential future options with respect to the property, but no future development plans have been made as of the filing of this Form 10-KSB.

     The Canton Plant is currently vacant. The only current encumbrances on the property are accumulated property taxes, penalties, and assessments totaling approximately $304,000 of which portions are delinquent as far back as 1988. However, this property is also the subject to two separate pending proceedings with the State of Illinois. The first of these proceedings was filed in the Ninth Judicial Circuit for the State of Illinois and was brought to enforce environmental cleanup in compliance with federal and state required environmental laws, rules and regulations. The second proceeding was filed with the Illinois Pollution Control Board which involves reimbursement of expenses incurred by the State of Illinois in the removal of waste tires from the Canton, Illinois property. On March 5, 1998, the Company was ordered to pay $326,154 in reimbursement costs. See "Item 3 - Legal Proceedings" for more information on these proceedings.

KMC Plant - Cheriton, Virginia

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

Investments in Raw Land

     Through several subsidiaries, the Company owns a total of approximately 6,915 acres raw, unimproved land located in undeveloped regions of Box Elder County, Utah. These subsidiaries will be collectively referred to as the Company for purposes of this description. The Company purchased this land through several different transactions beginning in August 1996 and continuing throughout 1997. Of the total acreage, approximately 1,975 acres are subject to three separate notes with a combined principal balance of $45,000 and secured by separate deeds of trust. The notes on these 1,975 acres each accrue interest at a rate of 7% per annum and provide for monthly payments totaling $498. The notes mature in November of 2004 when the remaining $20,515 in principal balance is due in full.

     The total acreage also includes an additional 1,280 acres which are subject to two separate note with a total current principal balance of $79,383 and secured by two separate deeds of trust. The notes on these 1,280 acres accrue interest at a rate of 8.25% per annum and provide for monthly payments totaling $599. The notes mature in July of 2007 when the remaining $70,818 in collective principal balance is due.

     The Company also owns a separate parcel totaling 1,280 acres subject to a note with a current principal balance of $82,383 and secured by a deed of trust. The note on these 1,280 acres accrues interest at a variable rate (currently at 5% per annum) and provides for annual payments of $8,962. All principal and interest on the note will be paid in December 2012. There are no balloon payments due on the note.

     An additional 2,240 acres of the total are subject to a note with a current principal balance of $115,220 and secured by a deed of trust. The note on these 2,240 acres accrues interest at a rate of 8% per annum and provides for annual payments of $12,708. The note matures in December of 2001 when the remaining $113,694 in principal balance is due.

     Finally, the total acreage includes 140 acres of raw land subject to a note with a current principal balance of $5,183 and secured by a deed of trust. The note on these 140 acres accrues interest at 6.5% and requires monthly payments of $61. The note matures in August of 2004 when the remaining $2,028 in principal balance is due.

     The Company also holds an option to purchase an additional 596 acres of raw land in Box Elder County for $100 per acre or a total of $59,600. The option expires in November 1998 and the Company is allowed to finance the payment of the option price for a period of three years after exercise. The Company paid $2,000 for this option.

     Since August 1994, the Company has owned 13.22 acres of raw, unimproved land located in Pima County, Arizona near the City of Tuscon. The property is subject to a Deed of Trust with a current balance of $48,068, providing for interest at an annual rate of 8%. Total monthly principal and interest payments are $825. A balloon payment of approximately $41,785 plus accrued interest is due in March 1999. The only other encumbrances on the property are unpaid property taxes and mineral assessments of $6,396 and restrictive covenants placed upon any future development of the land pertaining to the number of dwellings and the style of the buildings.

     The Company acquired its interests in the aforementioned raw land for investment purposes and with the intention of developing the property or reselling the property to a developer interested in improving the land or extracting natural resources from the land. The Company believes that the significant development of areas surrounding the Company's investment holdings will ultimately increase the value of the Company's raw land. However, the Company has no specific plan for developing these properties in the foreseeable future and cannot reasonably estimate the extent of future development costs. The Company is of the opinion that its investments in raw land are adequately insured. There are no prepayment penalties regarding the financing on any of the Company's investments in raw land.

ITEM 3.       LEGAL PROCEEDINGS

     The following are material pending cases involving the Company:

     CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - A complaint was filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as File Number 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation, a subsidiary of the Company which assigned this cause of action to the Company. The complaint sets forth several causes of action involving the lease of tire shredding equipment which did not perform according to warranties and representations made by defendants. Defendants' motions to dismiss the complaint have been granted in part and the company has filed a final amended complaint in response to the Court's orders. Pre-trial discovery has commenced and it is expected that the court will consider the final amended complaint and any new motions by Defendants before the end of April 1998. The amended complaint seeks total damages in an amount of not less than $1 million.

     Key L.C. Corporation vs. Paragon Capital Corporation, Allen Z. Wolfson, CyberAmerica Corporation and Robert J. D'Aleo. - Key L.C. filed suit in Federal District Court of Utah, Central Division on December 18, 1996, Case Number 2:96 CV 1054B, alleging that each of the named defendants violated the Securities Exchange Act of 1934 in the sale of CyberAmerica stock to Key. The Company filed an answer denying any liability for the claims of the Plaintiff and a cross-claim as to the other named defendants in the event that Plaintiff was found to be entitled to any recovery. In February 1998, all claims were settled and the various parties executed mutual releases. Pursuant to the settlement, the Company agreed to pay an agreed sum to Key L.C. While the Company continues to deny any wrongdoing, it considered the amount to be paid in settlement reasonable and favorable in light of expected costs of litigation.

     Canton Financial Service Corporation v. The Renno Group, Inc. - A complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, Case Number 96-2367-CIV-T-24-E, by Canton Financial Services Corporation, a subsidiary of the Company ("CFSC"). CFSC alleges that defendant failed to pay for services CFSC performed on behalf of defendant with respect to the merger of a third party, Network Systems International, Inc. ("Network Systems"). The complaint seeks damages in the amount of $15,000 plus delivery of 355,029 shares of the common stock of Network Systems to CFSC. Shares of Network have traded at times at more than $3.00 per share in 1997. Renno filed a motion for summary judgment seeking to have the court rule that Renno is not liable for the delivery of shares of Network to CFSC, but that motion was denied. Renno filed for Chapter 7 bankruptcy protection prior to trial. The Company has also filed a separate suit against Network Systems in the Thirteenth Judicial Circuit Court of Hillsborough County, State of Florida. This latter suit seeks identical damages and is premised upon the same set of facts.

     State of Illinois vs. The Canton Industrial Corporation (n/k/a CyberAmerica Corporation) - This action has been pending in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case Number 93MR45, since September 1993. The action seeks environmental cleanup of the Canton Plant site located in Canton, Illinois in compliance with federal and state requirements and in cooperation with the Illinois Environmental Protection Agency. For more information on the Canton Plant, see "Item 2 Description of Property." This action sought the removal of accumulated tires which remained on the site after the Company discontinued its tire recycling operations in 1993, as well as the removal of suspected hazardous material from the property. By the first quarter of 1996 all tires had been removed. The State continues to seek the removal of suspected hazardous material from the site and the additional cleanup and testing required at the site.

     State of Illinois v. The Canton Industrial Corporation (n/k/a CyberAmerica Corporation) - The State of Illinois filed a separate action before the Illinois Pollution Control Board, PCB Case Number 97-8, Enforcement, in July 1996. This action seeks recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5, 1998, the Board denied all punitive damages and ordered the Company to pay $326,154 into the State's Used Tire Management Fund. This amount was determined to be the amount expended by the state to remove tires from the Canton Plant. The State has filed a motion requesting that the Board reconsider its denial of punitive damages.

     Xeta Corporation vs. The Canton Industrial Corporation (n/k/a CyberAmerica Corporation) - Suit was filed in the United States District Court, in the Central District of Utah, Case Number 95CV218G on March 8, 1995. Xeta alleged that $116,500 was fraudulently transferred to the Company by ATC, II, Inc. a Delaware corporation. Richard Surber, the Company's president, was also named as a defendant in the cause of action based upon his position as an officer of ATC II and alleged insider in the transaction. The Court granted Xeta's motion for summary judgment against the Company, and an appeal of that decision was sustained by the Tenth Circuit Court of Appeals. Xeta has sought satisfaction of its $116,500 judgment through service of a writ of execution pursuant to which it seeks to compel the Company's sale of the restricted securities of an affiliate of the Company in an amount sufficient to satisfy the judgment.

     Canton Financial Services Corporation vs. Pacific Stock Transfer Company - A complaint was filed by CFSC against Pacific Stock Transfer in the District Court of Clark County, Nevada, Case Number A365081. CFSC seeks to secure the lifting of the restrictive legend on 325,214 shares of stock in Air Vegas Enterprises, Inc. Pacific has responded contending that the shares were previously canceled by the unilateral action of the board of directors of Air Vegas. CFSC is seeking relief under ss.104.8403(2) of the Nevada statutes and all fees and costs incurred in the suit. Local counsel has been retained in Las Vegas. Trial date has been set for May 4, 1998 and pre-trial discovery is ongoing.

     State of Delaware vs. KMC Foods, Inc. - The Division of Revenue of the Department of Finance for the State of Delaware has made a claim in excess of $300,000 for taxes allegedly due based upon the gross revenues of KMC, a subsidiary of the Company, for the tax period of April 1, 1989 through March 31, 1992. This tax period for which this amount has been assessed is prior to the Company's affiliation with KMC. Prior management of KMC has assured the Company that the Delaware tax does not apply as all sales of products were outside of the state of Delaware.

Possible Actions by Governmental Authorities

     Virginia Property - Prior to its acquisition by the Company, KMC Foods, Inc. operated a food processing plant near Cheriton Virginia. For a Full description of this property, see "Item 2 - Description of Property." KMC had previously sold this property to Potomac Engineering Management Systems Co. ("PEMSCO") retaining a secured interest. The secured interest was the only asset of KMC at the time it was acquired by the Company. In August 1996, KMC foreclosed on the property and sold it to Diversified Holdings XIX, Inc., another subsidiary of the Company ("Diversified Holdings"). The Virginia State Water Control Board has requested the preparation of a Site Characterization Report on the property to determine the extent of environmental contamination resulting from underground storage tanks. Diversified Holdings has entered into negotiations with local governmental officials to complete required testing on the property.

     West Virginia Property - Title to the property located in the city of Parkersburg, West Virginia is held by Canton Tire Recycling of West Virginia, Inc., a wholly owned subsidiary of the Company. For a description of this property, see "Item 2 - Description of Property ". The West Virginia Division of Environmental Protection has sent the Company notices alleging that tanks and related hardware located on the property were leaking unidentified contents onto the ground and into a nearby river; actions were taken to prevent such leaking. Testing on the site indicates that all remaining tank contents are crude oil remnants and those results have been submitted to the state authority. Final cleanup and removal of the remnants are pending final approval by the State and additional funding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 1997, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded on the Boston Stock Exchange under the symbol "CYA" and on the OTC Bulletin Board under the symbol "CYAA." The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the Boston Stock Exchange for each quarter of 1996 and 1997, and the first quarter of 1998:


               Quarter           High              Low
               -------           ----              ---
1996           First             $2.44             $0.94
----
               Second            $4.25             $1.06
               Third             $2.37             $1.06
               Fourth            $1.37             $0.12


               Quarter           High              Low
               -------           ----              ---
1997           First             $0.41             $0.13
----
               Second            $0.32             $0.12
               Third             $0.20             $0.07
               Fourth            $2.00*            $0.37*


               Quarter           High              Low
               -------           ----              ---
1998           First             $0.75*            $0.13*
----

--------------------------------------------------------------------------------

     *On October 31, 1997, the Company effected a 1-for-10 reverse split of its Common Stock, par value $0.001. The reverse split affected both the outstanding shares and the shares authorized for issuance by the Company, reducing the total authorized shares of Common Stock to 20 million. All fractional shares resulting from the reverse split were rounded up to the nearest whole share. All references to quantities of Common Stock throughout this Form 10-KSB have been adjusted to reflect quantities remaining after the reverse stock split. However, the high and low stock prices appearing in the table above have not been adjusted to account for the reverse and the higher prices during the fourth quarter of 1997 and first quarter of 1998 are attributable to the reverse stock split and not an increase in share price.

Shareholders

     As of March 31, 1997 there were approximately 831 shareholders of record holding a total of 2,366,166 shares of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate Operations

     The Company's operations consist primarily of two different areas of focus. The Company's primary operations involve the acquisition, lease and sale of real estate holdings. The Company also provides financial consulting services, although the Company has significantly curtailed the extent of these operations over the past year. The Company's real estate operations have therefore assumed a greater relative importance with respect to the Company's overall financial position.

     The Company's objective with respect to its real estate operations is to acquire, through its subsidiaries, properties throughout the country which the Company's management believes to be undervalued and which the Company is able to acquire through the expenditure of limited amounts of cash. The Company attempts to acquire such properties by assuming existing favorable financing and paying the balance of the price with nominal cash payments or through the issuance of shares of the Company's Common Stock. Once such properties are acquired, the Company leases them to primarily commercial tenants. The Company also makes limited investments in improvements to the properties with the objective of increasing occupancy and improving cash flows. The Company believes that with minor improvements and effective management, properties can be liquidated at a profit within a relatively short period of time.

     Because of the expanded relative importance of the Company's real estate operations and because the Company's real estate operations primarily involve the acquisition and disposition of real estate holdings, the Company has determined that its financial statements would more fairly represent the financial position of the Company if proceeds from the sale of its real estate holdings, as well as the costs associated with such sales, were included in the Company's operating revenue and costs of revenues, respectively. Accordingly, two substantial sales of real estate holdings significantly impacted the Company's results of operations for 1997.

     On May 5, 1997, TAC, Inc., a consolidated subsidiary of the Company, closed on the sale of a 60,000 square foot commercial warehouse located at 5280 West Wells Park Road in West Jordan, Utah. TAC sold the warehouse for $1,335,000, $200,000 of which was paid in cash and the remainder of which was seller financed for a period of 90 days after closing. In July, 1997, the purchaser exercised its right to extend the financing for an additional 30 days. As consideration for this extension, TAC received $11,350 from the purchaser. The purchaser also exercised an additional option to extend the financing until March 1, 1998 with the payment of an additional $50,000. As of the date of this Form 10-KSB, the purchaser has $1,015,000 in remaining principal and interest due on the note. The Company further extended the date for payment of this balance until April 15, 1998, however, the Purchaser once again failed to pay the amount due on time. On April 21, 1998, the Company sent the purchaser notice that the promissory note and deed of trust were in default. A late charge of 5% of the payment becomes due 15 days after the due date. The note will bear an additional 2% interest over the 13% interest rate on the current note effective from the 16th of April until the note is brought current. Both the Note and the Deed of Trust are presently in Default. TAC previously acquired the warehouse in June 1996 through its exercise of an option to purchase the property by paying $293,394 in cash and assuming a mortgage of $306,456. For more information on the TAC Warehouse see the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

     On July 15, 1997, Canton Industrial Properties Management Corporation of Salt Lake City ("CIPMC"), a consolidated subsidiary of the Company, closed on the sale of its 18,000 square foot office building located at 202 West 400 South, Salt Lake City, Utah. The sale price of the property was $950,000 which was paid in cash on the closing date.

     The Company recorded 1997 revenues totaling $2,285,000 as a result of the sale of these buildings, as compared to revenues of $91,270 for 1996, when the Company realized revenue only from the sale of a small interest in a commercial building in Salt Lake City. Costs attributed to the sale of the buildings were $1,122,146 for 1997 as compared to $41,695 for 1996, resulting in respective gross profits from real estate sales of $1,162,854 and $49,575.

The Company sold these two properties in 1997 because both had appreciated significantly since their acquisition by the Company and the Company believed that the prices offered represented the high end of the market value for each property. The proceeds of these two sales account for a significant majority of the revenues realized by the Company during 1997 and therefore affect the comparative revenues significantly. The Company intends to sell additional properties on a case by case basis provided local market conditions make such sales in the best interest of the Company and its subsidiaries. The Company can provide no assurances that it will be able to continue to generate significant revenue through the sale of real estate holdings. The ability to generate revenue in this manner will be largely dependent on, among other factors, the condition of the real estate markets in which the properties are located, the Company's continued ability to acquire properties which can be resold and the Company's ability to improve properties which it has acquired.

     The Company recorded rental revenues of $471,262 for 1997 as compared to $492,513 for 1996. This slight decline was largely attributable to the mid-year sale of the commercial warehouse located in West Jordan (see above) which, prior to the sale, generated approximately $204,000 in annual rental revenue. During 1997, the Company took steps to decrease the overall vacancy rate of its consolidated real estate holdings including aggressively marketing its holdings to potential tenants through commissioned real estate agents and making cost-effective improvements to the holdings to increase occupancy. This allowed the Company to maintain relatively consistent year to year rental revenues despite the fact that the May sale of the commercial warehouse resulted in the loss of approximately $100,000 in 1997 rental revenues.

     Currently, the Company has negative cash flows from its real estate operations due to principal and interest payments due on the Company's various real estate holdings. This is attributable to both vacancies in the Company's real estate holdings and substantial investments the Company has made in raw land. The Company continues its real estate operations despite the negative cash flow for two reasons. First, the Company is attempting to eliminate the losses by increasing occupancy and rental income from those properties of the Company which have a high current vacancy rate. Second, the Company purchases real estate primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate cash flow deficit, its goal is that cash sufficient to offset such deficit will be generated upon property disposition.

     There are four large balloon payments which come due during 1998 and which are secured by the Company's consolidated real estate holdings. While the Company intends to either fully satisfy or refinance the amounts which mature in the next year, the $1,160,000 in debt which will come due will likely have a material effect on the Company's liquidity, and there is a risk that the Company may lose some of its properties to foreclosure if it is not able to meet these obligations. In March, a $300,000 note secured by the Oasis, Nevada property comes due in full. At the time of filing, the note was technically in default. However, the parties have agreed verbally to extend the note on a month to month basis. In July, a $400,000 note secured by the Vista, California property comes due. However, in February 1998, the Company received notice from the holder of the first Deed of Trust, that the monthly interest payments had not been received and that the Note was in default. A Trustee's sale has been scheduled for May 13, 1998. At the time of initial publication of the Notice of Sale, the unpaid balance of the obligation secured by the property together with reasonable costs and expenses was $411,048.43. In October, a $100,000 note secured by the Plandome Building, plus $45,000 in accrued interest, comes due. Finally, in November, a $315,000 note secured by the CyberAmerica Corporate Office Building comes due.

     The Company, through its subsidiaries, continued to acquire additional properties during 1997, including three properties located in Nephi, Utah, which lies approximately 100 miles south of Salt Lake City, and one property located in Vista, California, which lies in the vicinity of San Diego.

     On April 30, 1997, Cyber LaCrosse, a consolidated subsidiary of the Company, purchased an 4,696 square foot building located at 26 South Main Street, Nephi, Utah and all furniture, inventory and supplies associated with the operation of the tavern. The building was purchased for a total purchase price of $200,000. $20,000 was paid at the closing and the remainder was paid in the form of a 7% note. On July 2, 1997, Taylor's Landing, Inc., a consolidated subsidiary of the Company, purchased an 2,200 square foot building located at 390 South Main in Nephi, Utah and all equipment, furniture and supplies used in the operation of a cafe. The purchase price was $120,000, $20,000 of which was paid at closing. The remaining $100,000 was paid in the form of a 7% note. On August 1, 1997, Taylor's Landing purchased a separate 4,000 square foot building located at 65 South Main in Nephi (the "Celebrations Cafe") for a total purchase price of $126,703. Of this amount, $56,000 was paid through the execution of a 15% note and an additional $70,000 was paid through the execution of a 6% note.

     The Company acquired the three properties in Nephi because the properties required the expenditure of relatively small amounts of cash. The Company also believes that large, recent increases in the population of the Salt Lake Valley will have a spillover effect on surrounding areas and will result in appreciation in the value of these three investments. The Company is currently leasing 100% of the tavern and one of the restaurants. The Celebrations Cafe is currently vacant and the Company is attempting to locate potential tenants for that building. For more information on the three Nephi, Utah properties, see "Item 2 - Description of Property."

     On September 19, 1997, TAC Inc., a consolidated subsidiary of the Company, acquired all outstanding capital stock of a Delaware corporation known as Vale Terrace Corporation, making Vale Terrace Corporation a subsidiary of TAC. Vale Terrace's sole asset is a 28,888 square foot office building located at 956 Vale Terrace Drive in Vista, California. TAC acquired the capital stock of Vale Terrace by assuming the $400,000 first note on the property, issuing shares of TAC's common stock and executing a note of $560,000 to the seller secured by a second deed of trust on the property.

     Vale Terrace Corporation does not own the real property underlying the building. The underlying real estate is subject to a ground lease from a third party which expires December 23, 2037. This ground lease requires Vale Terrace Corporation to make monthly payments of $3,300 which are periodically increased to account for inflation.

     As part of the transaction through which TAC acquired Vale Terrace Corporation, TAC also executed a lease agreement pursuant to which it would lease the property back to the seller until July 1998. This leaseback arrangement called for the seller to continue paying debt service on the first note secured by the property, taxes, maintenance, utilities and all other charges exclusive of capital improvements. The leaseback also required the seller to continue paying the monthly ground lease payments during the period of the lease.

     During the first quarter of 1998, the Company received notice that the seller-lessee of the Vale Terrace property had stopped making payments on the $400,000 note and the ground lease and that the note was in default. The total amount in default on the property, including amounts due on the ground lease, was $53,667.31 as of April 13, 1998. However, the default has not been cured and TAC has received notice of a Trustee's sale to be held on May 13, 1998. At the time of initial publication of the Notice of Sale, the unpaid balance of the obligation secured by the property together with reasonable costs and expenses was $411,048.43. While TAC is currently pursuing its options with regards to this property, the current default creates a risk that the property may be lost to foreclosure.

     The Vale Terrace property is currently completely vacant. The building requires substantial improvements which the Company estimates to be as high as $500,000. The Company is currently considering two alternatives with regards to the Vale Terrace Property. The Vale Terrace Corporation is currently seeking bank financing in an amount sufficient to pay the full $400,000 balance of the first note and to make the improvements deemed necessary to make the property attractive to potential tenants. The Company believes that Vale Terrace Corporation's ability to obtain at least $900,000 in financing on the building is necessary to reverse current cash flow losses on the property, and that potential inability to obtain such financing presents a material risk to the Company's future liquidity and consolidated financial position.

     Alternatively, the Company is considering its legal rights with respect to the initial purchase agreements. The Company believes that the seller failed to comply with the conditions required by its agreements with TAC and Vale Terrace. These breaches are believed to be the primary cause of the delinquency with regards to the first mortgage on the property.

     On August 6, 1997, a fire destroyed approximately 800,000 square feet of the 1,290,336 square foot manufacturing and warehousing facility located at 200 East Elm Street in Canton, Illinois and owned by Thistle Holdings, Inc., a wholly owned subsidiary of the Company. The facility was previously used for tire recycling operations and has been almost entirely vacant for the past year. The Company believes that the buildings destroyed in the fire were worthless or of nominal value prior to their destruction by the fire. The company recorded a loss of $32,475 during 1997 as a result of the fire.

     In December 1997, the Company allowed its option to purchase 47,000 acres of raw land in Box Elder County, Utah to expire. The Company had paid a total of $71,000 to acquire the option to purchase this property for $41 per acre. The acquisition of the option was part of a larger plan to acquire significant acreage in the area for investment purposes. See "Item 2 - Description of Property" for more information on the other land the Company owns in this area. The Company allowed the option to expire because the Company believed the expenditure of approximately $1,927,000 toward the exercise of the option would not be appropriate given the fact that the raw land has little short-term income potential and would therefore likely put an unnecessary strain on the Company's liquidity.

Financial Consulting Operations

     During the fourth quarter of 1996, the Company determined that its resources would be better utilized if applied toward real estate investment activities. Accordingly, the Company reduced the scope and extent of the financial consulting services. Although the Company continues to provide financial consulting services, this is done on a significantly smaller scale than in past years. During 1997, the Company has made an effort to limit the types of consulting services it performs to those which have historically been the most profitable and to reduce the number of clients retaining the Company's services. This change in focus of operations is largely responsible for significant differences in comparative results from 1996 to 1997.

     During 1997, the Company had approximately seven financial consulting clients, a significant reduction in comparison to its high of approximately 20 clients during the third quarter of 1996. Revenues from financial consulting for 1997 decreased to $209,856, as compared to 1996 revenues of $1,927,224. Costs of consulting revenue also decreased significantly from $1,211,758 in 1996 to $170,971 in 1997. The main component to the decrease in these costs was the significant reduction in the size of the Company's staff from 1996 to 1997. Between October and December 1996, the Company's staff was reduced from 70 to 35 individuals. During 1997, the Company further reduced its staff to its current level of 17 employees. A significant percentage of this downsizing is attributable to the Company's financial consulting division.

     The Company generates revenues through consulting fees payable in the client's equity, cash, other assets or some combination of the three. The primary form of compensation received by the Company has historically been the equity securities of its clients. When payment is made in the form of equity, the number of shares to be paid is dependent upon the price of the client's common stock and the consulting services to be provided, with discounts applied to account for the resale restriction generally imposed upon such securities. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be compensated and to make a return on the payments for its services.

     The Company generates a substantial portion of its cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are closely tied to the price of its clients' securities. A decline in the market price of a client's stock can greatly effect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. During 1997, the Company incurred losses attributable to a market value decline in several investment securities previously issued to the Company as consulting fees. The Company recorded a loss of $890,770 resulting from the sale of investment securities. The Company has additional, unrealized losses from investment securities available for sale of $446,500 which are reflected in the Company's Shareholders' Equity.

Capital Resources and Liquidity

     Due to the Company's debt service on real estate holdings, willingness to acquire properties with negative cash flows and acceptance of non-cash assets for consulting services, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

     During 1997, the Company sold a total of 161,113 shares of Common Stock pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Act") for a total of $45,000. Of this total, 111,113 shares of Common Stock were sold to Karston Electronics, a corporation organized in the British Virgin

Islands, East West Trading Corporation, a corporation organized in Nevis, West Indies, and Leeward Consulting Group, LLC, a corporation organized in Nevis, West Indies, pursuant to transactions occurring on December 18, 1997. In exchange for these securities, the Company received a total investment of $25,000. For more information on these transactions, see the Form 8-K filed by the Company on January 13, 1998. The remaining 50,000 shares of Common Stock were sold to Pienne Chow, an individual and resident of Hong Kong, in exchange for an investment of $20,000 in the Company pursuant to an October 22, 1997 transaction.

      The Company issued an additional 300,000 shares of Common Stock during 1997 to serve as collateral for note agreements the Company executed with five separate offshore lenders. The Company issued 60,000 shares to Cellini Investments, SA, 60,000 shares to Heathfield Investments Limited, 60,000 shares to Sheffield Holdings Limited, 60,000 shares to Sevenoaks Holdings Limited and an additional 60,000 shares to Chalford Investments, Limited. All five of these entities are organized and authorized under the laws of the Bahama Islands. The note agreements provide for advancements to the Company of up to $100,000 and the advancements made pursuant to the note agreements were evidenced by promissory notes. During 1997, the Company borrowed $42,000 pursuant to the note agreements. Each of the loans acquired by the Company pursuant to these note agreements bears a floating interest rate of 5% above the prime rate and each loan matures in November 2000.

     The Company also issued Common Stock pursuant to Regulation S in order to settle potential claims against the Company. In August 1997, the Company issued 112,439 shares of Common Stock to East-West Trading Corporation in order to settle claims which East-West may have had against the Company stemming from a private offering of the common stock of one of the Company's subsidiaries. The Company estimated the value of this potential claim at $114,650. For more information on this transaction, see the Form 8-K filed by the Company on August 18, 1997. In November 1997, the Company issued 192,000 shares of Common Stock to Leeward Consulting Group to reacquire investment securities which the Company had previously sold to Leeward pursuant to an stock purchase agreement subsequently breached by the Company.

     On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments, N.V., a
corporation organized under the laws of Curacao, Netherlands Antilles ("Legong"). The Debenture was issued pursuant to an Offshore Securities Subscription Agreement. As consideration for issuing the Debenture, the Company received a cash payment of $258,000 from Legong. The Debenture can be converted into the Company's Common Stock at any time prior to maturity at the option of Legong. The conversion price of the Debenture is seventy percent (70%) of the average closing bid prices for the Common Stock during the five days immediately preceding conversion. The Debenture was scheduled to mature on September 16, 1997, but the parties mutually agreed to extend the Debenture until December 17, 1997. Since that time, the parties have verbally agreed to extend the Debenture on a quarterly basis.

     At maturity, the Company has the option of paying the face amount of the Debenture plus accrued interest in either cash or shares of Common Stock in accordance with the conversion price set forth above. Interest is payable only at maturity or upon conversion. Interest paid upon conversion only accrues as to the face amount being converted. All Common Stock to be issued either upon conversion or maturity is to be issued pursuant to Regulation S. During the fourth fiscal quarter of 1996, the price of the Company's Common Stock dropped precipitously which had the effect of greatly increasing the number of shares issuable to the holder pursuant to conversion or maturity of the Debenture.

     As of March 31, 1998, $60,000 of the Debenture's face amount has been converted into Common Stock. The remaining $240,000 face amount of the Debenture is convertible into 2,272,590 shares of Common Stock based upon the average closing bid prices on the Common Stock for the five days immediately preceding March 31, 1998. Accordingly, Legong may be deemed to have a 40% beneficial ownership interest in the Company. The Company is currently in negotiations to reacquire the Debenture or otherwise settle the outstanding obligation on the Debenture without issuing a larger percentage of the Company's Common Stock to the holder. However, there is a significant risk that the Company will be required to either issue a substantial amount of Common Stock or pay a significant percentage of the principal in order to settle this liability. This risk could greatly affect the Company's future liquidity and capital structure.

     During the 1997 fiscal year, the Company also continued issuing shares of its Common Stock pursuant to Section 4(2) of the Act and restricted pursuant to Rule 144 promulgated under the Act. Shares of Common Stock were sold to various investors at prices discounted from prevailing market prices to account for resale restrictions. The proceeds of such sales were utilized to help the Company meet short-term financial obligations. The Company issued 78,750 restricted shares of its Common Stock during 1997 for cash payments totaling $35,000. The Company also issued 404,584 restricted shares of its Common Stock during 1997 in exchange for services rendered. By comparison, during 1996 the Company issued 112,105 restricted shares in exchange for cash payments totaling $1,707,384 and issued 105,026 restricted shares in exchange for services.

Results of Operations

     The Company recorded an operating loss of $1,410,951 for 1997 as compared to an operating loss of $1,866,528 for 1996, and a net loss of $2,246,274 for 1997 as compared to a net loss of $2,049,413 for 1996. The significant discrepancies from year to year are largely attributable to a substantial loss incurred during 1996 and stemming from the Company's investment in its CyberMalls subsidiary. CyberMalls was formed in 1996 to design, develop, and market Internet virtual malls. CyberMalls' was to solicit entities interested in owning, managing and marketing Internet virtual malls with a specific theme or industry niche and then develop ideas for the Internet marketing of products and services with a common theme.

     Since CyberMalls was a start-up venture with limited capitalization, the Company advanced most of the expenses necessary to commence CyberMalls' operations. The Company incurred expenses of $526,160 related to the development of its CyberMalls division. Fifteen percent (15%) of this amount involved capital expenditures for computer hardware, software and data connection lines. Sixty-seven percent (67%) of this total represented salaries of the 20 to 25 employees CyberMalls employed to effect its business plan. The remaining 18% were selling and miscellaneous general and administrative expenses. While CyberMalls entered contracts to sell five Internet virtual malls during 1996, the selling prices corresponded to the future success of the ventures. The projects with which CyberMalls was involved were never adequately financed and CyberMalls was unable to realize any cash flow from its sales of Internet malls.

     On February 25, 1997, the Company's board of directors decided to permanently discontinue the operations of CyberMalls. The Company's management made this decision based on its belief that the expenditures necessary to continue competing in the highly competitive market of Internet commerce would earn a higher rate of return if invested in other segments of the Company's business. CyberMalls had not begun to generate revenue prior to the discontinuation of its operations. Accordingly, the Company recorded a loss of $526,160, the full amount of computer division development costs incurred during 1996, on its financial statements for 1996 to account for its investment in CyberMalls. For a more full description of the CyberMalls investment, see the Company's Form 10- KSB for the fiscal year ended December 31, 1996.

Events Subsequent to End of Fiscal Year

     On March 6, 1998, the Canton's Commercial Carpet Corporation, a consolidated subsidiary of the Company exercised its option to purchase a two-story 16,000 square foot building located at 268 West 400 South, Salt Lake City, Utah. The building was purchased through the payment of $418,762, which amount includes fees and commissions. Canton's Commercial Carpet has leased the building since May 1994 and the building has served as the Company's principal executive offices for the past two years. Canton's Commercial Carpet borrowed an additional sum of $222,489 which is secured by the property.

     In February of 1998, the Company received notice that the Vale Terrace property was in default. Since that time, the Company has also received notice of a Trustee's Sale to be held on May 13, 1998. For more detailed information see "Item 6 - Management's discussion and Analysis or Plan of Operation."

     The Company's financial statements for the fiscal year ended December 31, 1997 are attached hereto as pages F-1 through F-29.

ITEM 7.       FINANCIAL STATEMENTS

                           CROUCH, BIERWOLF & CHISHOLM
A Partnership of             Certified Public Accountants  Office (801) 363-1173
Professional Corporations     50 West Broadway, Suite 1130    Fax (801) 363-0615
Brent E. Crouch CPA, PC        Salt Lake City, Utah 84101
Nephi J Bierwolf CPA, PC
Todd D. Chisholm, CPA, PC


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
CyberAmerica Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of CyberAmerica Corporation and subsidiaries as of December 31, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended December 31, 1996 were audited by other accountants, who expressed an unqualified opinion on their report dated April 14, 1997.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberAmerica Corporation and subsidiaries as of December 31, 1997 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
April 23, 1998

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 1997

ASSETS

CURRENT ASSETS
  Cash .......................................................       $     5,906
  Accounts receivable - trade ................................           342,729
     (Net of allowance for bad debt of $89,097)
  Accounts receivable - related parties ......................           400,119
  Accounts receivable - other ................................            17,960
  Notes receivable - current portion .........................         1,094,000
  Prepaid expenses ...........................................            39,200
  Securities available for sale ..............................           146,063
TOTAL CURRENT ASSETS .........................................         2,045,977

PROPERTY AND EQUIPMENT .......................................         7,707,843

OTHER ASSETS
   Investment securities at cost .............................            38,426
   Notes receivable - net of current portion .................           152,797
   Investments - other .......................................           242,313
   Trade credits .............................................           179,190
   Other assets ..............................................             3,415
   Prepaid interest ..........................................           107,800
TOTAL OTHER ASSETS ...........................................           723,941

TOTAL ASSETS .................................................       $10,477,761



                 See notes to consolidated financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                December 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable - trade ..................................     $    396,029
   Accounts payable - related parties ........................          142,573
   Accrued liabilities
     Interest ................................................           54,695
     Real estate taxes and assessments .......................          408,173
     Payroll and related taxes payable .......................          356,736
     EPA liabilities .........................................          325,398
     Refundable deposits .....................................           20,395
     Refund to investors .....................................           75,729
     Other ...................................................          139,710
   Debenture payable .........................................          260,000
   Current maturities of long-term debt ......................        1,294,565
   Current maturities of capitalized lease ...................           19,468

TOTAL CURRENT LIABILITIES ....................................        3,493,471

LONG-TERM LIABILITIES
   Long-term debt, less current portion ......................        3,732,396
   Long-term capitalized lease, less current portion .........          339,951

TOTAL LONG-TERM LIABILITIES ..................................        4,072,347

MINORITY INTEREST ............................................          714,166

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued ......................             --
   Common stock par value $.001; 200,000,000
     shares authorized; 2,175,814 shares issued ..............            2,176
   Additional paid-in capital ................................       14,989,833
   Accumulated deficit .......................................      (12,347,732)
   Unrealized loss from securities available for sale ........         (446,500)

TOTAL SHAREHOLDERS' EQUITY ...................................        2,197,777

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 10,477,761




                 See notes to consolidated financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1997 and 1996

                                                           1997             1996

REVENUE
   Sale of building ...............................   $ 2,285,000    $    91,270
   Consulting revenue .............................       209,856      1,927,224
   Rental revenue .................................       471,262        492,513
   Other revenue ..................................         3,401        235,745
TOTAL REVENUE .....................................     2,969,519      2,746,752
COSTS OF REVENUE
   Cost of sale of building .......................     1,122,146         41,695
   Costs associated with consulting revenue .......       170,971      1,211,758
   Costs associated with rental revenue ...........       241,500        348,815
   Interest expenses associated with rental revenue       162,554        157,701
   Cost associated with other revenue .............          --           55,776

TOTAL COSTS OF REVENUE ............................     1,697,171      1,815,745

GROSS PROFIT (LOSS) ...............................     1,272,348        931,007

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......     2,561,579      2,201,375
   Environmental cleanup ..........................          --           20,000
   Computer development costs .....................       121,720        576,160

TOTAL SELLING, GENERAL AND ADMINISTRATIVE .........     2,683,299      2,797,535

OPERATING PROFIT (LOSS) ...........................   $(1,410,951)  $(1,866,528)

OTHER INCOME (EXPENSE):
   Interest income ................................        71,519          4,663
   Interest expense ...............................      (296,802)     (213,141)
   Gain (loss) from sale of assets ................       (11,214)      (33,096)
   Gain (loss) from investment securities .........      (890,770)        46,014
   Unrealized loss from securities ................          --        (447,513)
   Gain from issuance of shares by Subsidiary .....       196,251        272,848
   Gain from debt settlement ......................        27,305           --
   Gain from disposal of subsidiary ...............        90,681           --
   Other income (expense) .........................       (62,115)        50,699
TOTAL OTHER INCOME (EXPENSES) .....................      (875,145)     (319,526)

INCOME (LOSS) BEFORE MINORITY INTEREST ............    (2,286,096)   (2,186,054)

MINORITY INTEREST IN LOSS (GAIN) ..................        39,822        136,641

NET INCOME (LOSS) .................................   $(2,246,274)  $(2,049,413)



                 See notes to consolidated financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     Years Ended December 31, 1997 and 1996


                                                            1997            1996
INCOME (LOSS) PER COMMON SHARE
     Income (loss) before minority interest          $     (1.80)  $     (2.83)
     Minority interest in loss (gain) .....                  .03            .17
     Net income (loss) per weighted average
       common share outstanding ...........          $     (1.77)  $     (2.66)
     Weighted average number of common
       shares outstanding .................             1,266,828       771,517





















                 See notes to consolidated financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996

                                                         1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .............................   $(2,246,274)   $(2,049,413)
  Adjustments to reconcile net income (loss) to net cash provided:
     Gain from debt settlements .................       (27,305)          --
     (Gain) loss from sale of investments .......       890,770        (46,014)
     Permanent decline in investments ...........        11,214        447,513
     (Gain) from sale of assets .................       (90,681)       (16,479)
     (Gain) from sale of subsidiary .............      (196,251)          --
     (Gain) from issuance of shares of subsidiary          --
     Minority interest ..........................       (39,822)      (136,641)
     Depreciation and Amortization ..............       286,326        247,399
     Services paid with common stock ............       619,378        557,312
     Common stock issued for assets and debt ....       200,841         11,935
     Bad debt provisions ........................       177,078        201,097
     Decrease (increase) in assets:
       Receivables ..............................      (233,975)    (1,346,447)
       Inventories ..............................          --           36,371
       Prepaid expenses and other ...............        16,454        (47,783)
     Increase (decrease) in liabilities:
      Accounts and notes payable ................        (6,390)        74,085
      Accrued liabilities .......................      (133,250)       195,458
      Deferred income ...........................          --         (171,900)
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (771,887)    (2,043,507)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures .......................    (1,676,450)      (584,453)
     Proceeds from sales of investments .........       517,895        315,618
     Purchase of security investments ...........       (60,721)      (257,586)
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ..    (1,219,576)      (526,421)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash ..............       159,734      1,707,385
     Increase in long term debt .................     2,171,120        890,925
     Loan from investors ........................       269,704
     Cash disbursements to stockholders .........          --           (1,950)
     Reduction of long term debt ................      (411,853)      (236,373)
NET CASH PROVIDED BY FINANCING ACTIVITIES .......     1,919,001      2,629,691

 INCREASE (DECREASE) IN CASH ....................       (72,462)        59,763

CASH AT BEGINNING OF YEAR .......................        78,368         18,605

CASH AT END OF YEAR .............................   $     5,906    $    78,368





                 See notes to consolidated financial statements.


                                              CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Years Ended December 31, 1997 and 1996

                                                                                                                             Net
                                                                                             Stock    Unrealized loss       Total
                                            Common        Stock       Paid-in             Subscription  On securities  Shareholders'
                                            Shares       Amount       Capital   Deficit   Receivable  Available for Sale   Equity

BALANCES AT DECEMBER 31, 1995 ..........  5,886,799   $  5,887    $ 11,428,674  $(8,063,747)  $    --       --           $ 3,370,814
   Adjustment for
     1 for 10 reverse stock split ...... (5,298,119)    (5,298)          5,298        --           --       --                 --
   Fractional shares issued ............        366        --              --          --          --       --                 --
 Adjusted Total ........................    589,046        589      11,433,972  $(8,063,747)       --       --             3,370,814
 Common stock activity:
   Issued for debt .....................      9,546         10          11,925        --           --       --                11,935
   Issued for assets ...................    132,500        133         358,368        --           --       --               358,500
   Issued for services
      - related parties ................     32,000         32         128,863        --           --       --               128,895
   Issued for services .................     40,020         40         428,376        --           --       --               428,416
   Issued for cash .....................    145,710        146       1,707,238        --           --       --             1,707,384
   Stock subscription receivable .......     75,000         75         871,507        --        (871,582)   --                 --
   Cancellation stock
      subscription receivable ..........    (75,000)       (75)       (871,507)       --         871,582    --                 --
   Dividends paid ......................       --          --           (1,950)       --            --      --               (1,950)
   Unrealized loss from
      securities available .............       --          --              --         --            --    (606,234)        (606,234)
  Net loss for year ....................       --          --              --   $ (2,049,413)       --      --           (2,049,413)

BALANCES AT DECEMBER 31, 1996 ..........    948,822    $   948    $ 14,066,792  $(10,113,160) $     --   $(606,234)      $ 3,348,347

 Common stock activity:
   Issued for debt .....................    157,068        157         161,009        --            --      --               161,166
   Issued for assets ...................     54,250         54          39,621        --            --      --                39,675
   Issued for services .................    730,727        731         618,647        --            --      --               619,378
   Issued for cash .....................    284,947        286         103,764        --            --      --               104,050
   Unrealized loss from
      securities available for sale            --          --              --         --            --      159,734          159,734
 Net loss for year .....................       --          --              --     (2,246,274)       --      --           (2,246,274)
 Prior period loss
      on subsidiary discontinued .......       --          --              --         11,702        --      --                11,702

BALANCES AT DECEMBER 31, 1997 ..........  2,175,814   $  2,176    $ 14,989,833  $(12,347,732) $     --    $(446,500)      $2,197,778


                                See notes to consolidated financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
NOTE 1:  ORGANIZATION AND OPERATIONS

Organization
CyberAmerica Corporation (the "Company") was incorporated in the State of Ohio on July 10, 1984 as The Canton Industrial Corporation and adopted its present name in June 1996. Effective May 3, 1993, the Company's domicile was changed to Nevada.

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

During 1996, the Company was involved in the preparation, development and marketing of Internet virtual malls. These operations were conducted through CyberMalls, Inc., a wholly-owned subsidiary of the Company ("CyberMalls"). The Company invested a substantial amount in computer equipment and personnel. In February 1997, the Company decided to permanently discontinue CyberMalls' operations based on its belief that future expenditures would earn a higher return if invested in the Company's other operations.

During the second and third quarter of 1996, CyberConnect, Inc.("CC") and Cyber Dimensions, Inc. ("CD"), both majority-owned subsidiaries of the Company, conducted offerings pursuant to Rule 504 of the Regulation D of the Securities Act of 1933 ("504 exemption") in the amount of $269,704. The Company later became aware that these offerings might have been conducted outside the requirements of 504 exemption. As a result, CC and CD began to rescind the offerings starting in the fourth quarter of 1996 and agreed to refund the investments made by the shareholders by January 15, 1997. However, due to cash shortages, CC and CD were unable to repay individual investors in full. CC and CD then agreed to refund 10% of the investments plus accrued interest to each investor every 45 days until the debts are paid in full. As of December 31, 1997, CC and CD were indebted to their investors in the amount of $75,729.

Reorganization
On February 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 7, 1994, the bankruptcy was discharged.

Basis of Financial Statement Presentation
The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See note 19).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 39 years, equipment, 5 to 10 years, and computers, 3 years. Depreciation expenses for 1997 and 1996 were $286,326 and $247,397, respectively. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

Expenditures for maintenance and repairs are expended as incurred; additions and improvements are capitalized.

Sales of Undeveloped Land

The Company uses the deposit method for reporting sales of certain undeveloped land. Under this method the effective date of sale is deferred until substantial cash is collected. Until that time all cash received is accounted for as a deposit.

Sales of Internet Mall Sites

Revenue from the sales of Internet mall sites is generally tied to certain contingencies relating to product development and to the sale of the clients' securities. As a result, recognition of any revenue is postponed until those contingencies are met. The contracts for the Internet mall sites also provide for the client's payment of costs associated with the development and service of the mall site. Revenue from these sources is generally recognized as the related costs are incurred.

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

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common Shares and Income (Loss) Per Common Share

Income (loss) per common share is computed using the weighted average number of common shares outstanding (1,226,828 shares in 1997 and 771,517 shares in 1996).

Income or Loss Per Share

Income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods shown. The Company had common stock equivalents (CSEs) outstanding at December 31, 1997 and 1996 in the form of stock purchase options. The options are held by present and former employees. The inclusion of the outstanding options would not affect the income or loss per share in 1997 or 1996 and therefore such options have not been included in the weighted average number of common shares. If all outstanding options were exercised, the total proceeds would be approximately $493,856. The Company's outstanding common stock purchase options at December 31, 1997 are as summarized as follows:


                                  Expiration      Exercise         No. of Shares
         Issue Date                  Date          Price      Subject to Options
         ----------            --------------- ---------------------------------
         10/21/93                  10/30/98         $4.44             9,847
         09/08/93                  09/30/98         $4.44               600
         11/19/96                  11/19/06          $0.60            5,000
                                                                    ----------

                                                    Total            15,447


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

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Capitalized costs are amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs for 1997 and 1996 of $121,720 and $576,160 respectively, have been expensed.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $6,977 and $32,921 for the years ended December 31, 1997 and 1996 respectively.

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, receivables and investments. The Company places its cash with high quality institutions. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses on receivables. Collateral is not generally required to support customer receivables. The Company's six largest clients accounts for approximately 72% of consulting revenue in 1996 and approximately 96% of accounts receivable at December 31, 1997. The Company follows Statement of Financial Accounting Standards No. 115 as it applies to investments in equity securities.

All references to common shares are reflected as adjusted for the 1 for 10 reverse stock split approved on October 31, 1997. Certain accounts have been reclassified for comparison purposes.


NOTE 3:  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

     1.  Cash paid for interest was $429,044 in 1997 and $370,284 in 1996.
     2.  Common stock was issued for the following purposes:

                                         1996                       1997
                             -------------------------       -------------------

                                 Shares        Amount       Shares       Amount
Issued for debt ...........       95,460   $   11,935      157,068   $  161,166
Issued for other assets ...    1,325,000      358,500      428,328      143,725
Issued for services
      related party .......      320,000      128,895         --           --
Issued for services .......      730,253      428,416      730,727      619,378
                                                                      ----------

                               2,470,713   $  927,746    1,226,992   $  924,269
                                                                      ==========


The Company acquired the following assets during:      1996                1997
                                                    ------------     ----------

              Real estate purchased               $   776.659       $  1,676,450
              Debts incurred                         (425,442)       (1,587,319)
                                                 -------------------------------
              Cash paid                               351,217             89,131

              Real estate acquired through
                  foreclosure                         497,593              -
              Debt settled                           (475,000)             -
              Debt incurred                           (18,472)             -
                                                 -------------------------------
              Cash paid                                 4,121

              Total cash paid                     $   355,338       $    89,131
                                                  =============    =============

                                      F-11

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
NOTE 4:   SUBSIDIARIES

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

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 4:   SUBSIDIARIES (continued)

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

Canton Industrial Properties Management Corporation of Salt Lake City

Canton Industrial Properties Management of Salt Lake City, a Utah corporation ("CIPMC"), was incorporated by the Company on October 30, 1994 for the purpose of acquiring, owning and managing property. On October 9, 1993, CIPMC purchased an office building at 202 West 400 South in downtown Salt Lake City. The property is a 18,000 sq. ft. office building with two stories of interior rentable space and above ground level parking. CIPMC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold.

Canton Industrial Corporation of Salt Lake City

Canton Industrial Corporation of Salt Lake City, a Utah corporation ("CICSLC"), was incorporated by the Company on September 29, 1993 for the purpose of acquiring, owning and managing the Plandome Building. On September 30, 1993, CICSLC acquired the Plandome Building located at 69-75 East 400 South, Salt Lake City, Utah. CICSLC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold.

Canton Commercial Carpet Corporation

Canton Commercial Carpet Corporation, a Utah corporation ("CCCC"), was incorporated by the Company on January 21, 1994 for the purposes of distributing and wholesaling commercial carpet. On May 23, 1994, CCCC entered into a lease with an option to purchase real property located at 268 West 400 South in Salt Lake City, Utah. On February 1, 1995, the Company relocated its corporate headquarters to this Building. CICSLC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold.

TAC, Inc.

TAC, Inc., a Utah corporation ("TAC"), was formed by Logos International, Inc. ("Logos"), an affiliate of the Company, on August 27, 1992. TAC was acquired from Logos on December 30, 1994 pursuant to a Settlement Agreement. TAC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares in a private placement offering pursuant to a Regulation D, 504 Offering and diluted the Company's ownership to just over fifty percent. In June 1996, TAC exercised its option on a warehouse facility consisting of approximately 60,000 square ft. located in West Jordan, Utah. During 1996, the Company advanced TAC funds to purchase the warehouse in exchange for shares of common stock in TAC, which brought its ownership to over 80%. During 1997, additional common stock of TAC, Inc. was issued in conjunction with the acquisition of property and reduced the Company's ownership to approximately 55% as of December 31, 1997.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 4:  SUBSIDIARIES (continued)

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

Cyber Dimensions, Inc.

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

Diversified Holdings XIX, Inc.

Diversified Holdings XIX, Inc., a Nevada corporation, was incorporated by the Company on April 29, 1996, for the purpose of acquiring, owning, and managing certain real estate property. On August 2, 1996, Diversified Holdings XIX purchased land located in Cheriton, Virginia in a foreclosure sale. For more information on this property, see "Item 2 - Description of Properties." In July 1997 this Subsidiary was transferred to TAC, Inc.

Investment Sanctuary Corporation

Investment Sanctuary Corporation, a Utah corporation ("ISC"), was incorporated on April 23, 1993 as a Subchapter S Corporation pursuant to Internal Revenue Service Code. On October 31, 1996, ISC became a wholly-owned subsidiary of the Company and its Subchapter S Corporation status was terminated.

NetInvesting.com, Inc.

Cyber Vein, Inc. was incorporated by the Company in Nevada on February 15, 1996 for the purpose of developing promotional services for undervalued companies including websites and print media. On January 21, 1997, Cyber Vein changed its name to NetInvesting.com, Inc. ("NI").

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 5:  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997:

   Mortgage payable to BP&G (10%), monthly payments of $7,929, due
   11/99, secured by first trust deed on land and building.          $   465,484

   Mortgage payable to Rich Bennion (9%), monthly  payments of $4,780,
   due 10/99, secured by first trust deed on land and building.          585,000

   Note payable to Paul R. Rubey (5%), due 10/98.                        100,000

   Mortgage payable to Solar Logos Foundation (7%),
   quarterly  payments of interest only until 1/99,
   due 7/04, secured by first trust deed on land.                        900,000

   Mortgage payable to Howard Bernstein (18%),
   monthly payments of interest only, due 12/97,
   secured by first trust deed on land building.                         300,000

   Mortgage payable to Zions Mortgage (9.5%), monthly payments
   of $309, due 4/15, secured by first trust deed on building.            31,527

   Mortgage payable to First American Title (8.25%), monthly payments
   of $298, due 10/01, secured by first trust deed on building.           33,880

   Mortgage payable to The Capital Company (15%), due 5/98, secured
   by second trust deed on land and building.                            332,557

   Mortgage payable to Tucker (10%), monthly payments of
   $471, due 11/04, secured by first trust deed on land.                  49,932

   Mortgage payable to Prisbrey Investment Company (13%), monthly interest payments of $3,304, due 8/99, secured by first trust deed
   on land and building.                                                 305,000

   Mortgage payable to Escrow Specialists (6%), monthly interest
   payments of $350, due 8/99, secured by first trust deed on land.       70,000

   Mortgage payable to Steven D. Crowther (0% first 6 months,
   3% second six months, 5% for years 2 and 3, and 7% thereafter), annual interest  payment of at least $8,961, due
   secured by first trust deed on land.                                   89,612

   Mortgage payable to Chester F. Blanthorn (8.25%), monthly payments
   of $299, due 7/07, secured by first trust deed on land.                39,820

   Mortgage payable to Wanda Charlotte Blanthorn (8.25%), monthly
   payments of $299, due 7/07, secured by first trust deed on land.       39,820

   Mortgage payable to Andworth (0% first year,
   variable  thereafter,  not to exceed 8%),
   annual payments of at least $12,708 and
   quarterly  interest   payments, due 12/01,
   secured by first trust deed on land.                                  127,080

   Mortgage payable to Jensen Realty and Investment (0% first year, variable thereafter, not to exceed 8%), annual payments of at least
   $706 and quarterly interest payments, due 12/01, secured by first
   trust deed on land.                                                     9,144

   Mortgage payable to Powell Real Estate (0% first year, variable thereafter, not to exceed 8%), annual payments of at least $706 and quarterly interest payments, due 12/01, secured by first trust
   deed on land.                                                           9,144

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 5:       LONG-TERM DEBT (continued)

   Mortgage payable to Escrow Specialists (7%), monthly payments
   of $899, due 1/99, secured by first trust deed on land.               100,000

   Mortgage payable to James D. Hansen (7%), monthly payments
   of $1,304, due 5/04, secured by first trust deed on land.             183,813

   Mortgage payable to Christopher M. Curran (6.5%), monthly
   payments of $60, due 8/04, secured by first trust deed on land.         5,310

   Mortgage payable to Melvin D. Call (8.75%), monthly
   payments of $362, due 7/02, secured by first trust deed on land.       40,694

   Mortgage payable to Arieb (7%), monthly interest payments
   of $362, due 7/99, secured by first trust deed on land.                29,400

   Mortgage payable to Title Security (8%), monthly payments of $825,
   due 2/99, secured by first trust deed on land.                         48,569

   Mortgage payable to Lucas Trust (15%), monthly payments of $700,
   due 8/02, secured by a second trust deed on land and building.         56,000

   Mortgage payable to Chelsea Capital (10%), monthly interest payments
   of $3,333, due 7/98, secured by first trust deed on land.             400,000

   Note payable commissions (0%), due 1998                                30,100

   Mortgage payable to Chelsea Capital (7%), interest is
   prepaid for 4 years, due 9/04, secured by first
   trust deed on land.                                                   560,000

Total debt                                                             5,026,961

Current portion                                                      (1,294,565)

Long-term portion                                                 $    3,732,396
                                                                    ============


Scheduled principal reductions are as follows:

                       December 31, 1998          $     1,294,565
                       December 31, 1999                1,604,619
                       December 31, 2000                   91,660
                       December 31, 2001                  231,625
                       December 31, 2002                  181,507
                       Thereafter                       1,622,985
                                                  ---------------
                                                  $     5,009,551

NOTE 6:  CAPITALIZED LEASE OBLIGATIONS

The Company leases space for its corporate offices in Salt Lake City for $4,596 per month. The lease is for 10 years and expires May 2004. The Company paid $15,000 for an option to purchase the building at the end of the lease for $415,000. A portion of the lease payments apply to the purchase price. The lease is being treated as a capital lease. The leased property under Capital lease as of December 31, 1997 has a cost of $430,000 including land, accumulated amortization of $33,010 and a net book value $399,627. Amortization of leased property is included in depreciation expense. Scheduled annual minimum rental commitments under the capital lease are as follows:


                       1998                       $       63,777
                       1999                               55,158
                       2000                               55,158
                       2001                               55,158
                       2002                               55,158
                       Thereafter                        325,500
                                                   -------------
         Total                                    $      554,751

         Less: amounts representing interest             195,332

         Present value of future minimum
           Capital lease payments                        359,419

         Less: current obligations under
           Capital lease                                  19,468

         Long-term capital lease obligation       $       339,951

NOTE 7:  FEDERAL INCOME TAXES

At December 31, 1997, the Company had net operating loss carryovers of approximately $5,290,000. The net operating loss carryovers expire as follows:

                                            Expiration
                       Loss Year                Date                      Amount

                       12/31/91              12/31/2006        $       1,248,000
                       12/31/92              12/31/2007                  229,000
                       12/31/93              12/31/2008                1,616,000
                       12/31/94              12/31/2009                   71,000
                       12/31/95              12/31/2010                  256,000
                       12/31/96              12/31/2011                1,870,000
                       12/31/97              12/31/2012                2,086,000
                                                                       ---------
                                                               $       7,376,000
                                                               =================

At December 31, 1997, the Company has a capital loss carryover of approximately $985,000, $810,000 of which expires in 1998 and $175,000 expires in 1999.

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

NOTE 8: REAL ESTATE TAXES PAYABLE

The Company owes real estate taxes and assessments of approximately $408,173 (including penalties and interest) as of December 31, 1997.

Unpaid property taxes and assessments consist of the following:

     Canton Plant - Canton, Illinois                           $   304,481
     202 West 400 South Property - Salt Lake City, Utah              7,683
     Pima County Property - Tuscon, Arizona                          6,396
     Plandome Building - Salt Lake City, Utah                       63,165
     Glendale Plaza - Salt Lake City, Utah                          21,074
     Parkersburg Terminal - Parkersburg, West Virginia               1,745
     Other                                                           3,629
                                                                     -----

              Total                                         $      408,173
                                                            ==============

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 9:  DEBENTURES PAYABLE

On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments, N.V., a
corporation organized under the laws of Curacao, Netherlands Antilles ("Legong"). The Debenture matured on September 17, 1997 and the Company is in the process of negotiating an extension. The Debenture can be converted into the Company's Common Stock at any time prior to maturity at the option of Legong. The conversion price of the Debenture is 70% of the closing bid prices for the Common Stock during the five days immediately preceding conversion. At maturity, the Company has the option of paying the face amount of the Debenture plus accrued interest in either cash or shares of Common Stock in accordance with the conversion price set forth above. On December 17, 1996, Legong converted $10,000 of the principal plus accrued interest into 87,220 shares of the Company's Common Stock. In 1997 Legong converted $20,000 of the principal plus accrued interest into 45,453 shares of the Company's common stock.

NOTE 10:  RELATED PARTY TRANSACTIONS

1.   A-Z Professional Consultants, Inc.
     During 1996 and 1997, the Company completed several transactions with A-Z Professional Consultants, Inc. ("A-Z"), a beneficial owner of more than 5% of the Company's common stock. A-Z's sole owner is Allen Wolfson, a control person of the Company.

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

     On December 22, 1995, the Company entered into a Stock Option Agreement with A-Z. Pursuant to the Agreement, the Company granted an option to A-Z giving A-Z the right to purchase a quantity of shares of the Company's Common Stock equivalent to 26% of the issued and outstanding shares on the exercise date. The exercise price of the option is $0.59 per share. The option was granted to compensate Mr. Wolfson and A-Z for consulting services rendered to the Company and to provide them an incentive to perform such services in the future. The granting of the option gives substantial, indirect control of the Company to Mr. Wolfson. This option was canceled in 1998.

     During 1997, the Company issued a convertible 8% Demand Note to A-Z in the amount of $134,844. The note is convertible into common stock at $0.125 per share at the option of the Company. The services performed by A-Z assisted the Company in the purchase of their office building. the $134,844 was capitalized to that building.

2.   Richard Surber
     On  September  30,  1994,  the  Company   retained   Investment   Sanctuary
     Corporation, a Utah corporation ("ISC") owned 100% by Richard Surber ("Mr. Surber") president of the company, to provide consulting services.

     Mr. Surber entered into several Consulting Agreements to provide various consulting services to clients.

     On December 22, 1995, the Company entered into a Stock Option Agreement with ISC. Pursuant to the agreement, the Company granted options giving the right to purchase a quantity of shares of the Company's common stock equivalent of 25% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share. Effective October 31, 1996, the Company executed a Stock Exchange Agreement with ISC and Richard Surber pursuant to which the Company acquired 100% outstanding capital stock of ISC. In addition, ISC's option to purchase 25% of the Company's Common Stock was canceled. As consideration for the transfer of ISC and the cancellation of the option, the Company issued to Mr. Surber 110,000 restricted shares of the Company's Common Stock.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
RELATED PARTY TRANSACTIONS

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

NOTE 11:      MARKETABLE SECURITIES

The cost and approximate market value of securities available for sale at December 31, 1997 are as follows:

                                                  Gross Unrealized       Market
                                    Cost       Gains       Losses         Value
Marketable equity                592,563         -           -              -
Securities                   $ 1,255,694    $    -       $ 446,500     $ 146,063
                             ===========       =====     =========     =========


Other equities securities in the amount of $38,426 are carried at cost. There is no readily available market for these securities or they are restricted. Securities carried at cost are marked down to reflect impairment in values. During 1997 impairment mark-downs were $200,362.

During 1997 proceeds from sales of securities were $517,895. Gross gains of $101,187 were realized on those sales. Gross losses realized were $991,957.


NOTE 12:  NOTES RECEIVABLE

The above receivable is included in the financial statements as follows:

     Notes receivable:
         Sale of building (ANA, LLC)                      1,085,000
         Other                                              125,797
         Associated Technologies                             36,000
                                                       ------------

     Total                                           $    1,246,797

     Less current portion                                 1,094,000

     Long-term portion                               $      152,797
                                                      =============

NOTE 13: STOCK SUBSCRIPTION RECEIVABLE

On May 31, 1996, the Company entered into a Stock Subscription Agreement with two offshore entities. The Agreements provided for the offshore entities to purchase 750,001 shares of the Company's Common Stock for a total of $871,582 in cash. The Agreements were later canceled due to the fact that the offshore entities failed to remit payment for the shares. As a result, the Company had no stock subscription receivable as of December 31, 1996 or 1997.


NOTE 14: CONTINGENT LIABILITIES

1.   Canton, Illinois Property - environmental cleanup

     A legal action was filed in September 1993 against the Company seeking the cleanup of tires and toxic paint drums at the plant in Canton, Illinois. On September 28, 1995, Illinois Environmental Protection Agency informed the Company it was rejecting the proposed plan of the Company for tire cleanup and would send its own contractor to remove the remaining waste tires. The Company sought relief from this decision from the Circuit Court in Fulton County. After a hearing on October 10, 1995, the District Court denied any relief to the Company. Both the Company and the IEPA contractors removed tires. The State has filed an action before the Illinois Pollution Control Board seeking to recover $325,398 as the costs incurred to remove the tires, plus an equal amount as punitive damages. The Company's balance sheet at December 31, 1997 included an accrued liability in the amount of $325,398 representing the potential liability associated with this lawsuit. The Company does not believe that it will be liable for the punitive damages.

2.   Xeta Corporation

     Xeta is seeking recovery of funds alleged to have been improperly transferred to the Company by ATC II, Inc. ("ATC") The amount sought by Xeta is $116,500, an amount equal to the funds transferred by ATC to the Company for consulting services and other expenses incurred for the benefit of ATC. Xeta's Motion for Summary Judgment has been granted and the Company is required to pay Xeta $116,500, which has been accrued on the Company's Balance Sheet as of December 31, 1997.

3.   Key L.C. Corporation

     Key L.C. Corporation ("Key") alleges that the Company violated the Exchange Act of 1934 in the sale of the Company's Common Stock to Key. Damages are sought in the amount of $291,682, the purchase price of 214,900 shares of the Company's Common Stock. The Company has filed a Motion to Dismiss the Complaint for failure to state a cause of action under the Exchange Act of 1934 and the Private Securities Litigation Reform Act. The Company entered into a settlement agreement with Key but is prohibited from reporting the amount of the settlement by the terms of the agreement.


NOTE 15:    OPERATING LEASE COMMITMENTS

The Company is obligated under an operating lease to pay $5,663 per month on the one building it rents. The lease is for three years expiring August 1998. The Company has an option to purchase the building at the end of the lease term. Scheduled rent payments are as follows:

                  December 31, 1998                                 45,304

The Company incurred rent expense under operating leases of $105,335 in 1997 and $148,423 in 1996.

The Company receives rents on lease of buildings under operating leases. Additional information is included as follows:

                  Cost of real estate under lease          $      2,540,000
                  Accumulated depreciation                         (217,000)
                                                               -------------
                  Net carrying amount                      $      2,323,000
                                                                ===========

Future minimum rentals on noncancellable leases are as follows:

                  1998                                     $        300,000
                  1999                                              145,000
                  2000                                               95,000
                  2001                                               24,000
                  2002                                                8,000
                  Thereafter                                          -
                                                           ------------
                                                           $        572,000

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

On December 22, 1995, the Company entered into a Stock Option Agreement with Investment Sanctuary Corporation ("ISC"). Pursuant to the agreement, the Company granted an option giving the right to purchase a quantity of shares of the Company's common stock equivalent to 25% of the issued and outstanding shares on the exercise date, with an established exercise price of $0.59 per share. This option was canceled in 1996.

A summary of the status of the Company's Stock Option Plan as of December 31, 1997 and the changes due the year ending December 31, 1997 as presented below:

   Options                  Shares                Weighted Average Exercise Plan
  ------------------------------------------------------------------------------
  January 1, 1997           15,447                        $  3.20
  Granted, 1/1/97            3,650                        $ 15.00
  Exercised, 11/7/97       193,340                        $  1.50
  Canceled                 (15,447)                       $  3.20
                       ------------------------------------------
                           196,990


The following table summarizes information about fixed stock options outstanding at December 31, 1997:



          Outstanding Options                                 Exercisable Options

     Number                      Weighted-                         Number     Weighted-average
  Outstanding    Remaining        Average                        Exercisable  Exercise
Exercise Price  at 12/31/97   Contractual Life  Exercise Price   at 12/31/97    Price
--------------  ------------  ----------------  --------------- -------------- ---------------

$    .60            3,650        10 years        $   15.00         3,650       $ 15.00
$   4.44          193,340         2 years        $    1.50       193,346       $  1.50
              -----------
   Total          196,990

If the Company had used the fair value based method of accounting for its stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the year ended December 31, 1997 would have increased by $9,000 resulting in a net loss of $2,255,274.


NOTE 17: BUSINESS ACQUISITIONS

On September 19, 1997 TAC acquired 100% of the outstanding stock of Vale Terrace Corporation in exchange for 1,000,000 shares of common stock valued at $140,000. The purchase price was allocated to net assets acquired based on their estimated fair value. The consolidated statements of operations reflect the operating results of Vale Terrace Corporation since the date of acquisition.

NOTE 18: GOING CONCERN

The accompanying financial statements are prepared assuming the company will continue as a going concern. The Company's recurring operating losses and lack of working capital raises substantial doubt about its ability to continue as a going concern. The Company is expanding its real estate holdings to include a wide variety of commercial and residential properties. The Company hopes to increase the revenues generated from these properties by increasing the occupancy of available rentable space and has engaged various companies and individuals to help lease and manage the real estate it owns. Real estate holdings are also available for sale at prices which will provide a reasonable return to the Company. Indications are that the commercial real estate market is continuing to improve and that there is a strong demand for commercial rental space.

The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


NOTE 19: FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market date to develop the estimates of fair value and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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




Salt Lake City, Utah
April 15, 1998

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                              Balance at                                 Balance
                              Beginning      Additions                at the end
                              of Period       at Cost    Retirement    of Period
Year ended December 31, 1996:

     Land ...................   $2,246,500   $1,219,018   $ - 0 -     $3,465,518
     Leasehold improvements .       26,698       20,589     - 0 -         47,287
     Building and Structures     2,518,324    1,157,040     - 0 -      3,675,364
     Machinery and Equipment       598,374       26,845     - 0 -        625,219
     Furniture and Fixtures .      118,112      207,549     - 0 -        325,661
                               ----------   -----------   ---------   ----------

                                $5,508,008   $2,631,047   $ - 0 -     $8,139,049
                                ==========   ==========   =========   ==========

Year ended December 31, 1997:

     Land ...................   $3,465,518   $  485,882  $  132,838   $3,818,562
     Leasehold improvements .       47,287      - 0 -         8,557       38,730
     Building and Structures     3,675,364    1,299,701     883,234    4,091,831
     Machinery and Equipment       625,219      - 0 -        - 0 -       625,219
     Furniture and Fixtures .      325,661      - 0 -        - 0 -       325,661
                                ----------   -----------   ---------   ---------

                                $8,139,049   $ 1,785,583   $1,024,629 $8,900,003
                                ==========   ===========   ========== ==========

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                                Balance at                               Balance
                                Beginning     Additions               at the end
                                of Period     at Cost     Retirement   of Period

Year ended December 31, 1996:
     Land                      $   - 0 -     $   - 0 -       $ - 0 -    $  - 0 -
     Leasehold Improvements          8,377  (1)    4,763     - 0 -        13,140
     Building and Structures       412,864  (2)  178,003     - 0 -       590,867
     Machinery and Equipment       202,330  (3)   95,591     - 0 -       297,921
     Furniture and Fixtures         24,178        42,631     - 0 -        66,809
                               ------------   ---------   ----------  ----------

                               $   647,749   $   320,988    $- 0 -     $ 968,737
                                ===========  ============  ========== ==========

     Included amounts acquired from subsidiary:
                                            (1)    $65,759
                                            (2)      7,832
                                               -----------
                                                   $73,591
                                                   =======

Year ended December 31, 1997:
     Land                      $   - 0 -     $    - 0 -     $ - 0 -   $  - 0 -
     Leasehold Improvements         13,140         1,846      3,675       11,311
     Building and Structures       590,867       176,258     59,228      707,897
     Machinery and Equipment       297,921        75,591      - 0 -      373,512
     Furniture and Fixtures         66,809        32,631      - 0 -       99,440
                               ------------    ---------- ---------- -----------

                                $  968,737   $   286,326   $ 62,903   $1,192,160
                               ===========     ========== ==========  ==========

                                      F-25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 31, 1998, CyberAmerica Corporation (the "Company") received a resignation notice of its independent auditor Andersen, Andersen & Strong, L.C.

     Neither of Andersen, Andersen & Strong's reports on the financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

     There were no disagreements between Andersen, Andersen & Strong and the Company on any matter of accounting principles, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years and subsequent period. In addition, there were no instances that are reportable under Item 304(a)(1)(iv) of Regulation S-B.

     On April 1, 1998, the Company's Board engaged Crouch, Bierwolf & Chisholm to serve as the Company's new independent auditors. Crouch, Bierwolf & Chisholm are located at:

              Crouch, Bierwolf & Chisholm
              Certified Public Accountants
              50 W. Broadway, Suite 1130
              Salt Lake City, UT 84101

     There were no consultations with the newly engaged accountant during the last two fiscal years or subsequent interim period regarding any of the information in Item 304(a)(2)(i) or 304(a)(2)(ii).


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                        Directors, Executive Officers and Control Persons
Name                          Age       Position(s) and Office(s)
Richard Surber                25        President, Chief Executive Officer
                                        and Director
Philip Lamb                   39        Director
Adrienne Bernstein            53        Director
Allen Wolfson                 52        Control Person


     Richard Surber was appointed to the Company's board of directors in June 1992 and was appointed as its chief executive officer in March 1994. He was appointed as the Company's president on May 6, 1996 and served a prior term as the Company's president from March 1994 to August 1995. Mr. Surber was the Company's secretary from June 1992 to March 1994. Since 1991, Mr. Surber has been a professional consultant for various public and private companies. Mr. Surber is a graduate of the University of Utah with B.S. in Finance and is currently attending the University of Utah, College of Law. Mr. Surber was, prior to December, 1997, the President and sole director of A- Z Professional Consultants, Inc., a significant beneficial owner of the Company's Common Stock under the control of Allen Wolfson. Mr. Surber is also a director of several private corporations. For more information on Mr. Surber, see "Item 12 - Certain Relationships and Related Transactions."

     Philip Lamb was appointed to the board of directors in January 1995. From October 1994 until January 1995, Mr. Lamb was an employee of the Company who was responsible for obtaining financing for new purchases and other funding needed by clients of the Company. Since January 1995, Mr. Lamb has been employed with Green- Tree Financial Services as the market representative for Utah. From 1993 to 1994, Mr. Lamb worked as a Loan Officer for Pacific Rim Financial Services. Prior to joining Pacific Rim, Mr. Lamb had been a Branch Area Manager for Zions First National Bank in Salt Lake City, Utah. His duties included managing a group of branches for the bank, supervising all lending operations at his branch and managing day to day operations of the bank. Mr. Lamb is also the owner of Mountain West Management, a rental property management firm in Orem, Utah.

     Adrienne Bernstein was appointed to the board of directors in September 1996. Ms. Bernstein is also an employee of the Company who has been responsible for managing the Company's East Coast real estate holdings for over the past two years. From 1988 to 1994, Ms. Bernstein was the assistant director of the human resources department for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a vice president for Leucadia National Corporation, a publicly traded company specializing in finance, insurance, and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

     Allen Wolfson has never been named as an officer or director of the Company. He does, however, have significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company by virtue of Mr. Wolfson's beneficial ownership of over 5% of the Company's Common Stock and the potential influence Mr. Wolfson has with respect to the Company's day to day operations in his role as the primary finder of potential transactions for the Company and primary business consultant to the Company. For more information on Mr. Wolfson, see "Item 12 - Certain Relationships and Related Transactions."

     Mr. Wolfson is the uncle of Richard Surber, the Company's chief executive officer, president and director. Mr. Wolfson obtained a B.S. in Marketing from the University of Southern Florida in 1968 and in 1970 he graduated with an M.A. in Distributive Vocational Education. Mr. Wolfson has worked 59 credit hours toward an M.B.A. from Troy State University in Montgomery, Alabama. He has also been a licensed general contractor and a real estate agent and developer. Mr. Wolfson has been the sole owner of A-Z Professional Consultants, Inc. since April 11, 1990 and has been a professional consultant for various public and private companies for 20 years. A-Z has been a consultant to the Company since 1992 and has been a significant beneficial owner of the Company's Common Stock since that time. A-Z locates potential business opportunities, primarily related to real estate transactions, on behalf of the Company and advises the Company's board of directors with respect to long term corporate objectives. A-Z also advises the Company with respect to its day to day operations including issues involving personnel, financing, corporate structure and management. While Mr. Wolfson has no formal authority to act on behalf of the Company, the influence he exerts on the Company through this consulting arrangement gives Mr. Wolfson potential control over the Company's operations.

     In 1986, Mr. Wolfson was convicted of violating 18 U.S.C. ss.371; 18 U.S.C. ss.ss.1001 and 1002; and 18 U.S.C. ss.ss.1014 and 1002 in the U.S. District Court for the Middle District of Florida, Tampa Division (the "Florida Court"). Mr. Wolfson was on probation for these offenses until May 1995. In February 1995, a complaint was filed with the Florida Court alleging that Mr. Wolfson had violated the terms of the probation, and on April 11, 1996 a written order was signed containing new probation terms that are effective for three years. A motion for early termination of Mr. Wolfson's probation is currently pending. For more information on Mr. Wolfson, see "Item 12 - Certain Relationships and Related Transactions."

     On October 9, 1996, Allen Wolfson was charged with violating Section 10b of the Securities Exchange Act of 1934 in the Southern District of New York. The allegations involved a payment allegedly made to an undercover agent of the Federal Bureau of Investigation, who was posing as a broker, for the purchase of stock in an unaffiliated corporation. On October 10, 1996, the Securities and Exchange Commission initiated administrative proceedings against Wolfson premised upon the same allegations contained in the criminal complaint. In September 1997, the criminal complaint against Mr. Wolfson was dismissed without prejudice in the Southern District of New York. The administrative matter is still pending, but no material developments have occurred since it was filed in October 1996.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1996 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1995 to 1997. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                                                     SUMMARY COMPENSATION TABLE

                               Annual Compensation                                   Long Term Compensation
                                                                                Awards                     Payouts
                                                                     Restricted     Securities
Name and                                            Other Annual       Stock        Underlying       LTIP        All Other
Principal         Year      Salary       Bonus      Compensation      Award(s)       Options       payouts      Compensation
Position
                             ($)          ($)           ($)             ($)            SARs(#)        ($)           ($)
Richard Surber    1997      38,000       1,787           --              --              --            --            --
Chief             1996      36,923         --            --              --              --            --            --
Executive         1995      71,677(1)      --            --              --              --            --            --
Officer



(1)  Of this amount, $47,677 was paid to Mr. Surber,  personally,  in the form of 87,000 shares of Common Stock as consideration for consulting  services  rendered by Mr. Surber pursuant to a consulting  agreement  between the Company and Investment  Sanctuary
     Corporation, a Utah corporation,  of which Mr. Surber is president and sole director and shareholder.  The shares issued to Mr.
     Surber were issued pursuant to a Form S-8 Registration  Statement and Reoffer Prospectus filed with the Securities and Exchange
     Commission on May 9, 1995. For more information, see "Item 12 - Certain Relationships and Related Transactions."


--------------------------------------------


Compensation of Directors

     The Company's directors are each compensated through the payment of $300 for each meeting the board of directors which they attend. This constitutes the sole consideration paid to the Company's directors for their services as directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 31, 1998, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 1998, there were 2,366,166 shares of Common Stock issued and outstanding.


                                                                       Amount and Nature of
      Title of Class        Name and Address of Beneficial Owner       Beneficial Ownership        Percent of class

       Common Stock           A-Z Professional Consultants, Inc.           121,250                       5.8%
    ($0.001 par value)      268 West 400 South, Suite 306
                                 Salt Lake City, Utah 84101
       Common Stock            Legong Investments N.V.                    2,326,765(1)                   40%
    ($0.001) par value      International Trade Center
                                RM 126 Piscadera Bay
                            Curacao. Netherlands Antilles
       Common Stock            Philip Lamb, Director                          27                          *
    ($0.001) par value    268 West 400 South, Suite 300
                             Salt Lake City, Utah 84101
       Common Stock            Adrienne Bernstein, Director                  3,704                        *
    ($0.001) par value      268 West 400 South, Suite 300
                               Salt Lake City, Utah 84101
       Common Stock            Richard D. Surber, Director                 195,364                       8.3%
    ($0.001) par value      268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101
       Common Stock        Directors and Executive Officers as a           199,095                       8.4%
    ($0.001) par value            Group (3 individuals)



* Ownership represents less than 0.1% of the Common Stock ..........

     (1) On September 17, 1996, the Company issued a 6.0% Convertible  Debenture with a face amount of $300,000 (the "Debenture") to
Legong Investments  pursuant to an Offshore  Securities  Subscription  Agreement.  The Debenture can be converted into the Company's
Common Stock at any time prior to maturity at the option of Legong.  The conversion  price of the Debenture is seventy percent (70%)
of the average closing bid prices for the Common Stock during the five days immediately proceeding conversion. The Debenture matured on September 16, 1997 but has since been extended by the parties. At maturity,  the Company has the option of paying the face amount of the Debenture, plus accrued interest, in either cash or by issuing shares of Common Stock in accordance with the conversion price set forth above. As of March 31, 1998, Legong had converted $40,000 of the face amount of the debenture into 54,175 shares of Common
Stock.  The number shown above includes these 54,175 shares,  as well as the number of shares Legong would have received if it fully converted  the Debenture on March 31, 1998.  For purposes of  determining  the Percent of Class  column,  the Company used the total number of shares which would be outstanding if the Debenture were fully converted.


--------------------------------------------


Changes in Control

     As described in the final note to the preceding table, the Company has currently outstanding a 6% Convertible Debenture with a current face amount of $260,000 held by a foreign corporation called Legong Investments, N.V. The
Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to 70% of average the bid price for the Common Stock on five days prior to maturity or conversion. As of March 1998, the debenture is convertible into approximately 40% of the total shares of Common Stock which would be outstanding after the conversion. The Debenture was originally scheduled to mature in September 1997 maturity was extended by agreement between the parties. The Debenture is immediately convertible at the option of Legong. The Company is currently in negotiations to reacquire the Debenture or otherwise settle the outstanding obligation on the Debenture without issuing a larger percentage of the Company's Common Stock to the holder. However, conversion of the Debenture prior to any settlement could result in a change of control in the ownership of the Company's Common Stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Allen Wolfson

     During the last two years, the Company has had an ongoing business relationship with A-Z Professional Consultants, Inc., a Utah corporation ("A-Z") whose sole shareholder is Allen Wolfson. Mr. Wolfson may be deemed to be a "control person" of the Company (as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934) by virtue of Mr. Wolfson's beneficial ownership of over 5% of the Company's Common Stock and the potential influence Mr. Wolfson has with respect to the Company's day to day operations in his role as the primary finder of potential transactions for the Company and primary business consultant to the Company. Mr. Wolfson is also the uncle of Richard Surber, the Company's president, chief executive officer and director. Richard Surber was also the president and director of A-Z until December 1997. Because of the nature of Mr. Wolfson's relationship with the Company, the following transactions may be considered related party transactions. For more information on Mr. Wolfson, see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     A-Z works as an independent consultant to the Company whose primary function is to locate potential transactions on the Company's behalf and to present them to the Company's management. A-Z has served the Company in this capacity since 1992. During 1997, A-Z performed services on the Company's behalf primarily involving locating potential transactions for the purchase and sale of the Company's real estate holdings.

     On August 30, 1995, the Company executed a consulting agreement with A-Z with a term of one year. The agreement was executed to serve as the base monthly compensation paid to A-Z in exchange for the ongoing consulting services received by the Company. The agreement had a one-year term and provided for the monthly issuance of 4,000 (after adjustment for the October 31, 1997 1-for-10 reverse split) restricted shares of Common Stock to A-Z, or a total of 48,000 shares. This consulting agreement with Mr. Wolfson expired and has not been renewed.

     On December 22, 1995, the Company entered into a stock option agreement with A-Z. Pursuant to that agreement, the Company granted an option to A-Z giving A-Z the right to purchase a quantity of shares of Common Stock necessary to give A-Z up to, but not more than, 26% of the issued and outstanding shares on the exercise date. The exercise price of the option was $0.59 per share. The option was granted to compensate Mr. Wolfson and A-Z for consulting services rendered to the Company and to provide them an incentive to perform such services in the future. The granting of the option gave substantial, indirect control of the Company to Mr. Wolfson as of December 1995. However, the option was voluntarily relinquished in its entirety by A-Z subsequent to the end of 1997.

     The Company does not currently have any formal consulting arrangement with A-Z, aside from providing A-Z with office space. The Company has, instead, agreed to further compensate A-Z on a transaction by transaction basis. During 1997, A-Z was instrumental in several transactions involving the purchase, sale and financing of real estate holdings by the Company and its subsidiaries. The Company accrued a total of $196,000 in consulting expenses for the services performed by A-Z with respect to these transactions, of which $46,000 were paid to A-Z during the year. The Company executed a promissory note in favor of A-Z to evidence the remaining $150,000 in accrued liability. This note is convertible, at the Company's option, into shares of the Company's Common Stock at $0.125 per share, for a total of 1,200,000 shares of Common Stock.

     In addition to services performed on behalf of the Company, A-Z provides consulting services to other clients, some of whom are also financial consulting clients of the Company. The Company has allowed this arrangement to occur because the Company has generated much of its business as a result of clients introduced to it by A-Z and because the services performed by A-Z are often different from and supplementary to the financial consulting services performed by the Company. During 1997, A-Z generated approximately $87,000 in revenues from the Company's clients. The transactions pursuant to which A-Z generated such revenues were either authorized or ratified by a disinterested majority of the Company's board of directors.

     In October 1997, Cyberstate Inc., a wholly owned subsidiary of the Company, executed an agreement to purchase an 18-unit apartment complex located in Ogden, Utah and known as the New Brigham Building. Cyberstate has agreed to purchase the apartment complex for a total of $850,000 with an $150,000 downpayment due at closing and the remaining $700,000 to be financed at 10% for a period of 20 years. Cyberstate has entered the agreement to acquire the apartment complex with the intention of converting the 18 units into condominiums which will be sold to the public. Cyberstate has filed condominium conversion documents with the appropriate state agency in March 1998 and the Company expects a response to this filing in April or May of 1998.

     The acquisition of this purchase has not closed and the closing is contingent upon approval of the condominium documents. At closing, Cyberstate will be required to deliver the required $150,000 downpayment. In order to finance the required downpayment, Cyberstate has signed contracts to sell three of the condominium units. The sale of such units is contingent upon conversion of the apartment complex and the sale is to occur simultaneously with Cyberstate's acquisition of the New Brigham Building. Cyberstate intends to use the proceeds of these sales to make the downpayment on the New Brigham Building.

     Cyberstate executed a contract to sell one of these condominium units to Allen Wolfson for a price of $65,000 on October 10, 1997. A disinterested majority of the Company's board of directors authorized this transaction with Mr. Wolfson based upon its belief that this was the only manner pursuant to which the acquisition of the New Brigham Building could be effected. Cyberstate believes this to be a fair price for the unit being offered to Mr. Wolfson based on the market for condominiums in the area, but there are no comparable sale prices in the New Brigham Building itself because the condominium conversion has not yet been approved.

Transactions involving Richard Surber

     Until October 31, 1996, Investment Sanctuary Corporation, a Utah corporation ("ISC"), was owned by Richard Surber. ISC served as a consultant to the Company from 1994 to 1997. Because of the nature of Mr. Surber's relationship with both the Company and/or ISC, the following transactions are related party transactions.

     On December 22, 1995, the Company entered into a Stock Option Agreement with ISC pursuant to which the Company granted ISC an option to purchase a quantity of Common Stock sufficient to give ISC a 25% ownership interest in Common Stock on the date the option was to be exercised. The exercise price of the option was set at $0.59 per share, exercisable in full or in part in accordance with the terms of the Agreement and any stock option plan in effect at the time of exercise. The option was granted to compensate Mr. Surber for his services to the Company and to encourage him to continue performing such services in the future.

     Effective October 31, 1996, the Company executed a Stock Exchange Agreement with ISC and Richard Surber pursuant to which the Company acquired 100% of the outstanding capital stock of ISC. Pursuant to the Agreement, ISC's option to purchase 25% of the Company's Common Stock was also canceled. As consideration for the transfer of ISC and the cancellation of the option, the Company issued to Mr. Surber 110,000 restricted shares of the Company's Common Stock. At the time of the Agreement, the primary asset of ISC was a 50% ownership interest in the sixth floor of a building located at 68 South Main Street, Salt Lake City, Utah known as the McIntyre Building. On November 20, 1996, ISC, then wholly owned by the Company, sold its interest in the McIntyre Building to an unaffiliated purchaser for $91,270. Based upon the net equity in ISC prior to the Stock Exchange Agreement, the Company valued the transaction with Mr. Surber at $49,500. The Company's disinterested directors approved this transaction.

     Effective August 1997, Canton Financial Services Corporation, a wholly owned subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium project to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years which expires on August 29, 2003. Mr. Surber purchased the condominium in August 1997 by assuming existing financing on the building with a then-current principal balance of $74,814. The lease provides for monthly rental and related payments of $900, of which $857 are paid directly on the note assumed by Mr. Surber. CFSC has an option to purchase the condominium for a price of $84,814 which is reduced monthly to the extent that lease payments made by CFSC have reduced the total principal due on the note assumed by Mr. Surber. However, in the event that the value of the condominium appreciates and CFSC has a arranged a sale of the condominium prior to exercise of the option, then the option price shall be the greater of $84,814 or 10% of the total sales price for the transaction CFSC has arranged.

     CFSC entered this lease-option arrangement because it was unable to obtain sufficient financing to acquire the condominium at the time the unit was available. This arrangement allowed CFSC to obtain beneficial ownership of the condominium through a capital lease. CFSC provided Mr. Surber with financial incentives to enter this arrangement in order compensate him for assuming personal liability on the financing. Mr. Surber's interest in this transaction is two-fold. First, Mr. Surber receives a monthly fee of $43, which equals the amount by which monthly payments due to Mr. Surber exceed the amounts due under the note on the property. Second, Mr. Surber will receive a lump sum of not less than $10,000 in the event that the option on the condominium is exercised by CFSC. Because Mr. Surber is the only officer and director of CFSC, a disinterested majority of the Company's board of directors authorized the formation and execution of this lease agreement.

     On October 10, 1997, Cyberstate Inc., a wholly owned subsidiary of the Company, executed a real estate purchase agreement to sell a condominium unit in an apartment building which Cyberstate has contracted to acquire. For more information on Cyberstate, see the preceding disclosure pertaining to Allen Wolfson in this Item. Cyberstate has contracted to sell this unit to Mr. Surber for $75,000. Cyberstate believes this to be a fair price for the unit being offered to Mr. Surber based on the market for condominiums in the area, but there are no comparable sale prices in the New Brigham Building itself because the condominium conversion has not yet been approved. Cyberstate offered this condominium unit to Mr. Surber in order to finance the downpayment required to close the acquisition of the New Brigham Building. The sale is contingent upon approval of the condominium conversion of the New Brigham Building and upon Mr. Surber securing appropriate financing. A disinterested majority of the Company's board of directors authorized this transaction with Mr. Surber based upon its belief that this was the only manner pursuant to which the acquisition of the New Brigham Building could be effected.

     During the time period between January 1996 and December 1997, the Company received periodic cash advances totaling $47,294.55 from Mr. Surber. On March 31,1998 the Company executed a promissory note for $47,294.55. The note bears simple interest at a rate of 22 per centum per annum. The entire unpaid principle balance and accrued interest thereto, if any, shall become immediately payable on demand but no later than March 31, 2003. The company's disinterested directors approved this transaction.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. On October 27, 1997, the Company filed a report on Form 8-K disclosing the board of directors' approval of a 1-for-10 reverse split of the Company's Common Stock, the extension of the Company's outstanding $300,000 convertible debenture, and the issuance of 112,439 (post-reverse) shares of Common Stock pursuant to Regulation S. On January 15, 1998 and subsequent to the end of the fiscal year, the Company filed a Form 8-K disclosing the issuance of 111,113 shares of Common Stock pursuant to Regulation S. On April 6, 1998, and subsequent to the end of the fiscal year, the Company filed a Form 8-K disclosing the resignation of its independent auditor Andersen, Andersen & Strong, L.C. Disclosed on the same Form 8-K was the engagement of Crouch, Bierwolf & Chisholm as the Company's new independent auditor.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___th day of April 1998


                           CyberAmerica Corporation

                              /s/ Richard Surber

                           Richard Surber, President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                               Date


/s/Richard Surber                  President, Chief Executive     April __, 1998
------------------------------      Officer and Director
  Richard Surber


   /s/ Wayne Newton                     Controller                April __, 1998
  Wayne Newton


   /s/ Philip Lamb                      Director                  April __, 1998
  Philip Lamb


   /s/ Adrienne Bernstein               Director                  April __, 1998
  Adrienne Bernstein

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.          DESCRIPTION

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

3(i)              *          Articles of Incorporation of the Company (note that
                             these  were  amended  by  the  Articles  of  Merger
                             constituting   Exhibit  2  to  this  Form   10-KSB)
                             (incorporated  herein by reference from Exhibit No.
                             3(i) to the Company's Form 10-KSB for the year ended December 31, 1993).

3(ii)             *          Bylaws of the Company,  as amended  (incorporated
                             herein by reference from Exhibit 3(ii) of the Company's Form 10 KSB for the year ended December
                             31, 1995).

4(a)              *          Form of  certificate  evidencing  shares of "Common
                             Stock" in the Company  (incorporated  from  Exhibit
                             4(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).


4(b)              *          Form  of   certificate   evidencing   shares  of
                             "Preferred Stock" in the Company (incorporated herein by reference from Exhibit No. 4(b) to the Company's Form 10- KSB for the year ended December
                             31, 1993).

                                                MATERIAL CONTRACTS

10(i)(a)          33         Lease Agreement  between the Company's wholly owned
                             subsidiary, Canton Financial Services Corporation, and Richard Surber, dated August 29, 1997, pursuant to which the Company's subsidiary has leased a condominium unit from Mr. Surber.


10(i)(b)         38          Real Estate Purchase contract between the Company's
                             wholly owned subsidiary, Cyberstate, Inc., and James Stacy, dated July 14, 1997, pursuant to which
                             Cyberstate  contracted  to acquire  the New Brigham
                             Building.


10(i)(c)         45          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary, Cyberstate, Inc., and Richard Surber, dated October 10, 1997, pursuant to which Cyberstate will sell a condominium unit in the New Brigham Building subject to closing of Cyberstate's purchase and successful application to convert the New Brigham Building into condominium units.

10(i)(d)         53          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary, Cyberstate, Inc., and Allen Wolfson, dated October 10, 1997, pursuant to which Cyberstate will sell a condominium unit in the New Brigham Building subject to closing of Cyberstate's purchase and successful application to convert the New Brigham Building into condominium units.


10(i)(e)          61         Promissory  Note executed by the Company in favor
                             of Richard Surber, dated March 25, 1998 with a principal amount of $47,295 and accruing interest at 22%.

10(i)(f)          62         Convertible Promissory Note executed by the Company
                             in favor of A-Z Professional Consultants Inc., dated March 31, 1998, with a principal amount of $150,000 and bearing interest at a rate of 10%.

10(i)(g)          *          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary,  Taylor's  Landing,  Inc.,
                             and  Loa  Jean   Carter  and   Jeffrey  Dee  Carter
                             regarding  the   acquisition   of  the  Tiara  Cafe
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(b) of the Company's Form 10-QSB for the period ended September 30, 1997).

10(i)(h)          *          Stock  Purchase  Agreement  between  TAC,  Inc.,  a
                             consolidated subsidiary of the Company, and Chelsea
                             Capital  Corporation,  dated  September  19,  1997,
                             pursuant   to  which  the  Company   acquired   all
                             outstanding   capital   stock   of   Vale   Terrace
                             Corporation (incorporated herein by reference from Exhibit Number 10(i)(d) of the Company's Form
                             10-QSB for the period ended September 30, 1997).

10(i)(i)          *          Lease  Agreement  between TAC, Inc., a consolidated
                             subsidiary  of the  Company,  and  Chelsea  Capital
                             Corporation,  dated September 23, 1997, pursuant to
                             which TAC has leased back the Vale Terrace property
                             to Chelsea Capital Corporation (incorporated herein
                             by reference  from Exhibit  Number  10(i)(e) of the
                             Company's   Form   10-QSB  for  the  period   ended
                             September 30, 1997).

10(i)(j)          *          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary, Cyber LaCrosse, Inc., and James Hansen regarding the acquisition of real property in Nephi, Utah (incorporated herein by reference from Exhibit Number 10(i)(a) of the Company's Form 10-QSB for the period ended June 30,
                             1997).

10(i)(k)          *          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary,  Taylor's  Landing,  Inc.,
                             Sydnie  Colley and Cassandra  Colley  regarding the
                             acquisition   of  real  property  in  Nephi,   Utah
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(b) of the Company's Form 10-QSB for the period ended June 30, 1997).

10(i)(l)          *          Option Agreement, dated March 25, 1997, between the
                             Company's   wholly   owned    subsidiary,    Canton
                             Properties,   and   Chournos   Land   &   Livestock
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(c) of the Company's Form 10-QSB for the period ended March 31, 1997).

10(i)(m)          *          Real Estate  Purchase  Contract  dated  January 28,
                             1997,  between the Company and Durbano  Properties,
                             LC  (incorporated  herein by reference from Exhibit
                             Number 10(i)(a) to the Company's Form 10-KSB for the fiscal year ended December 31, 1996).

10(i)(n)          *          Real Estate Purchase  Agreement,  dated February 7,
                             1997,  between the Company and ANA Development,  LC
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(a) to the Company's Form 10-KSB for the fiscal year ended December 31, 1996).

10(i)(o)          *          Stock  Exchange  Agreement  dated October 31, 1996,
                             between  the  Company  and   Investment   Sanctuary
                             Corporation,  a Utah  corporation  and  Richard  D.
                             Surber   (incorporated  herein  by  reference  from
                             Exhibit  Number  10(i)(a)  to  the  Company's  Form
                             10-KSB  for the  fiscal  year  ended  December  31,
                             1996).

10(i)(p)          *          Development  and Purchase  Agreement by and between
                             Canton Financial Services  Corporation (through its
                             subsidiary,   CyberMalls)   and   Bust-it   Records
                             regarding the development and sale of a Mall site on the Internet, effective June 13, 1996

                             (incorporated herein by reference from Exhibit No. 10(i)(bb) to the Company's Form 10-QSB for the period ended June 30, 1996).

10(i)(q)          *          Guaranty and Assumption, Modification and Extension
                             Agreement by and between Canton Financial  Services
                             Corporation  and the Canada Life Assurance  Company
                             regarding   the  purchase  of  the  TAC   Warehouse
                             Building effective June 28, 1996 (incorporated herein by reference from Exhibit No. 10(i)(cc) to the Company's Form 10-QSB for the period ended June
                             30, 1996).

10(i)(r)          *          Offshore  Securities  Subscription  Agreement for a
                             6.0%   Convertible   Debenture   sold   to   Legong
                             Investments on September 16, 1996 (incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10-QSB for the period ended
                             September 30, 1996).


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.