Form 10QSB
period 1998-03-31
CYBERAMERICA CORP
filed 1998-05-21
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

                             Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 15, 1998 was 2,988,166.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................6

ITEM 5.  OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8


SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 1998 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.













                      This space intentionally left blank.

                         INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Consolidated Unaudited Condensed Balance Sheet March 31, 1998                F-2

Consolidated Unaudited Condensed Statements of Shareholder's
Equity March 31, 1998                                                        F-3

Consolidated  Unaudited  Condensed  Statements of Operations
March 31, 1998 and 1997                                                      F-4

Consolidated Unaudited Condensed Statements of Cash Flows
March 31, 1998 and 1997                                                      F-5

Notes to Consolidated Unaudited Condensed
Financial Statements March 31, 1998                                          F-6









                      This space intentionally left blank.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                 March 31, 1998

ASSETS

CURRENT ASSETS
   Cash ......................................................       $     6,078
   Accounts receivable - trade ...............................           287,066
       (Net of allowance for bad debt of $89,097)
   Accounts receivable - related parties .....................           424,980
   Accounts receivable - other ...............................            58,250
                                                                     -----------
   Note receivable - current .................................         1,138,645
   Prepaid expenses ..........................................            40,668
   Securities available for sale .............................           122,626
                                                                     -----------

TOTAL CURRENT ASSETS .........................................         2,078,313
                                                                     -----------
PROPERTY AND EQUIPMENT - NET .................................         7,717,260

OTHER ASSETS
   Investment securities at cost .............................            48,426
   Notes receivable - net of current .........................            24,000
   Investments - other .......................................           221,694
   Deposits ..................................................            10,000
   Trade credits .............................................           212,811
   Prepaid Interest ..........................................            98,000
--------------------------------------------------------------       -----------

TOTAL OTHER ASSETS ...........................................           614,931

TOTAL ASSETS .................................................       $10,410,504
                                                                     ===========


       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED UNAUDITED CONDENSED STATEMENT OF SHAREHOLDER'S EQUITY
                                 March 31, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade ..................................     $    437,656
   Accounts payable - related parties ........................          128,481
   Accrued liabilities
     Interest ................................................           19,744
     Real estate taxes and assessments .......................          415,552
     Payroll and related taxes payable .......................          382,572
     EPA liabilities .........................................          325,398
     Refundable deposits .....................................           14,580
     Refund to investors .....................................           67,485
     Other ...................................................            1,300
   Debenture payable .........................................          240,000
   Current maturities of long-term debt ......................        1,608,726

TOTAL CURRENT LIABILITIES ....................................        3,641,494

LONG-TERM LIABILITIES
   Long-term debt, less current portion ......................        4,220,885

TOTAL LONG-TERM LIABILITIES ..................................        4,220,885

CONTINGENCIES

MINORITY INTEREST ............................................          683,112

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued ......................             --
   Common stock par value $.001; 200,000,000
     shares authorized; 2,190,064 shares issued ..............            2,190
   Additional paid-in capital ................................       14,991,814
   Accumulated deficit .......................................      (12,682,491)
   Unrealized loss from securities available for sale ........         (446,500)
TOTAL SHAREHOLDERS' EQUITY ...................................        1,865,013
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 10,410,504
                                                                   ============



       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 1998 and 1997

                                                              1998         1997
                                                             ------       ------

REVENUE
   Consulting revenue .............................   $    41,724    $    84,632
   Rental revenue .................................       116,540        143,980
                                                         -----------    --------
TOTAL REVENUE .....................................       158,264        228,612

COSTS OF REVENUE
   Costs associated with consulting revenue .......        28,764         44,265
   Costs associated with rental revenue ...........        35,471         91,986
   Interest expenses associated with rental revenue        64,786         45,916
                                                         -----------     -------
TOTAL COSTS OF REVENUE ............................       129,291        182,167
                                                         -----------     -------
GROSS PROFIT ......................................        28,973         46,445
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......       383,171        445,367
   Computer development costs .....................          --          121,720
                                                         -----------     -------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE .........       383,171        567,087

OPERATING INCOME (LOSS) ...........................      (354,198)     (520,642)
                                                         ---------

OTHER INCOME (EXPENSE):
   Interest income ................................        39,069           --
   Interest expense ...............................       (46,570)      (78,004)
   Gain (loss) from investment securities .........          --         (59,309)
   Other income (expense) .........................        (4,114)      (17,960)
                                                         ----------     --------

TOTAL OTHER INCOME (EXPENSES) .....................       (11,615)      155,273)
                                                         ----------     --------

INCOME (LOSS)  BEFORE INCOME TAXES,
 AND MINORITY INTEREST ............................      (365,813)     (675,915)

MINORITY INTEREST IN LOSS .........................        31,054         24,932
                                                         -----------    --------

NET INCOME (LOSS) .................................   $  (334,759)   $ (650,983)
                                                         ===========   =========

INCOME (LOSS) PER COMMON SHARE

   Income before minority interest ................   $      (.17)    $    (.69)
   Minority interest in loss ......................           .01           .02
                                                         -----------      ------
   Net income (loss) per weighted average
     common share outstanding .....................   $      (.16)    $    (.67)
                                                         ===========    ========
   Weighted average number of common
     shares outstanding ...........................     2,180,564        974,671
                                                         ===========    ========


       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31, 1998 and 1997


                                                                1998       1997
                                                              ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................................    $(334,759)    $(650,983)
  Adjustments to reconcile net income (loss)
  to net cash provided
    (Gain) loss from sale of investments ...........         --          59,309
    Minority interest in loss ......................      (31,054)      (24,973)
    Depreciation and Amortization ..................       55,613        50,043
    Services paid with common stock ................        2,190        35,266
    Common stock issued for assets and debt ........         --          23,480
    Decrease (increase) in assets:
      Receivables ..................................      126,133       632,458
      Prepaid expenses and other ...................        1,468       (16,589)
      Investments - other ..........................          213        27,972
    Increase (decrease) in liabilities:
      Accounts and notes payable ...................        7,535        91,283
      Accrued liabilities ..........................     (152,505)       (7,596)
                                                        ---------     ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...    $(325,166)    $ 219,670
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ...........................      (30,706)     (719,211)
    Proceeds from sales of investments .............       75,463       179,673
                                                        ---------     ---------

NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ......    $ 447,537     $(539,538)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in long term debt ......................      640,000       627,413
   Reduction of long term debt .....................     (359,419)     (358,701)
----------------------------------------------------    ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    $ 280,581     $ 268,712
                                                        ---------     ---------

INCREASE (DECREASE) IN CASH ........................    $     172     $ (51,156)
CASH AT BEGINNING OF YEAR ..........................        5,906        78,368
                                                                      ---------

CASH AT END OF YEAR ................................    $   6,078     $  27,212
                                                        =========     =========



       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998


1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1998.

2.       Purchase of Building

         In March 1998, Canton's Commercial Carpet Corporation purchased a building formerly reported as a capitalized lease property for $381,000 and incurred mortgage debt of $640,000.

3.        Additional footnotes included by reference


              Except as indicated in Notes 1-2 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Therefore, those footnotes are included herein by reference.

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

Real Estate Holdings

         The Company's objective with respect to its real estate operations is to acquire, through its subsidiaries, properties throughout the country which the Company's management believes to be undervalued and which the Company is able to acquire with limited amounts of cash. The Company attempts to acquire such properties by assuming existing favorable financing and paying the balance of the price with nominal cash payments or through the issuance of the Company's common stock. The Company also makes limited investments in improvements to the properties with the objective of increasing occupancy and improving cash flows.

         During the first quarter of 1998, the Company purchased one commercial property. On March 6, 1998, Canton's Commercial Carpet Corporation ("CCCC"), a consolidated subsidiary of the Company exercised its option to purchase a two-story 16,000 square foot building located at 268 West 400 South, Salt Lake City, Utah. CCCC obtained the necessary financing to purchase the building for $418,762, which amount includes fees and commissions. CCCC has leased the building since May 1994 and the building has served as the Company's principal executive offices for the past two years. CCCC borrowed an additional sum of $222,489 which is secured by the property.

         Subsequent to the first quarter, TAC, Inc., a consolidated subsidiary of the Company acquired a hotel property in Baton Rouge, LA. For more information regarding this transaction see " Item 5 - Other Information."

         While the Company does lease a majority of its commercial properties, its primary objective is to acquire real estate which will substantially appreciate in value and for which the Company can realize a substantial gain upon disposition. The Company intends to sell further real estate holdings on a case by case basis provided that it believes that local market conditions make such sales in the best interest of the company and its subsidiaries. The Company did not sell any properties during the quarter ended March 31, 1998.

         However, on April 9, 1998, the Company did enter into a real estate purchase agreement for the sale of property in Oasis, Nevada. For more information on this transaction see "Item 5 - Other Information."

         Once such properties are acquired, the Company leases them to primarily commercial tenants. The Company will also make limited investments in improvements to the properties with the objective of increasing the occupancy and improving cash flows. The Company leases its properties to commercial tenants and applies the rental income toward its fixed obligations on the properties. Currently, there are insufficient rental revenues to cover the debt service and other expenses related to the Company's real estate operations, and the Company therefore has to use capital from other sources to fund this deficit.

         This deficit has been primarily attributable to the Company's recent investments in raw land and vacancies in the Company's commercial properties. To eliminate these real estate operational losses the Company is attempting to decrease the vacancies in its commercial properties, as well as, improve its raw land for development and/or sale.

         The Company recorded rental revenues of $116,540 from its real estate operations for the first quarter as compared to $143,980 for the same period of 1997. This decrease over the past year was largely due to the sale of two buildings during 1997 which decreased the available rental property.

         There are five large balloon payments totaling $1,492,577 which come due during 1998. All of these debts are secured by the Company's consolidated real estate holdings. The Company intends to either fully satisfy or refinance two of these obligations. The first, is a $100,000 note secured by the Plandome building, plus $45,000 in accrued interest, which comes due in October, 1998. The second, is a $315,000 note secured by the Company's principal executive office building, which comes due in November, 1988. These obligations will have a material effect on the Company's liquidity. Furthermore, there is a risk that the Company may lose these properties to foreclosure if it is not able to meet these obligations.

     The third obligation is a $300,000 note secured by approximately 50 acres of the Oasis, Nevada property. This note came due in March of 1998. However, at the time of filing, there are current negotiations with respect to this note and the sale of Oasis Nevada property, see "Item 5 - Other Information." The Holder of this note has agreed to a reconveyance of his deed of trust, in exchange for a new note from the purchaser, secured only by the 20 acres to be sold in the transaction, common stock of the purchaser and 100,000 shares of the Company's common stock.

         The fourth obligation, a $400,000 note secured by the Vista, California property was scheduled to become due in July 1988. However, in February of 1998, the Company received notice that the office building located at 956 Vale Terrace Drive, Vista, California was in default. On May 13, 1998 a Trustee's sale was held and the Vale Terrace Property was sold. The $400,000 note secured by a first deed of trust was satisfied in full. The sale also resulted in surplus funds of approximately $59,942 which the trust deed company is required by law to distribute to the rightful junior lien holders. It is the Company's intention to pursue its rights with respect to this surplus of funds. The Company is also considering its legal rights with respect to the initial purchase agreements. The company believes that the seller failed to comply with the conditions required by its agreements with TAC and Vale Terrace. These breaches are believed to be the primary cause of the delinquency with regards to the first mortgage on the property. For a more detailed description of the property and the underlying transaction see the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

         Finally, on May 24, 1998, a $332,577 note comes due on a 60,000 square foot commercial warehouse in West Jordan, Utah. In May of 1997, TAC, Inc., a consolidated subsidiary of the Company, closed on the sale of this property. However, the purchaser has not paid the remaining principal and interest of $985,000 which was due on April 15, 1998. The Company intended to utilize the proceeds from this sale to satisfy this note, as well as another note secured by the same property. The Company has sent the purchaser notice that the promissory note and deed of trust are in default and is awaiting payment from them. For more information on the TAC Warehouse see the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

Financial Consulting

         The Company has reduced the scope and extent of the financial consulting services it provides. Although the Company continues to provide financial consulting services, this is done on a significantly smaller scale than in past years. The Company has made an effort to limit the types of consulting services it performs to those which have historically been the most profitable and to reduce the number of clients retaining the Company's services.

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

         The Company generates cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are closely tied to the price of its clients' securities. A decline in the market price of a client's stock can greatly effect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement.

         Revenues from the Company's financial consulting operations decreased during the quarter ended March 31, 1998. The Company recorded quarterly revenues of $41,724 from its financial consulting operations as compared to $84,632 for the same period of 1997. This decline was attributable to the Company's decision to focus its operations primarily on real estate activities during the quarter. For more information on this see the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

Results of Operations

         Gross revenues for the quarter ended March 31, 1998 were $158,264 compared to $228,612 for the same period in 1997, a decline of 30%. This decrease is attributable to the decline in consulting revenues, which were $41,724 during the first quarter of 1998 compared to $84,632 for the same period in 1997. Rental revenue decreased by 37% from $143,980 during the quarter ended March 31, 1997 to $116,540 for the comparable period in 1998.

         Costs of revenues were $129,291 for the first quarter of 1998 compared to $182,167 for the quarter ended March 31, 1997. The decrease in the costs of revenues is primarily due to the fact that the Company continued to reduce personnel providing consulting services during 1997.

         Gross profit was $28,973 for the first three months of 1998 and $46,445 for the quarter ended March 31, 1997. Gross profit as a percentage of revenues was 18% and 20%.

         Selling, general, and administrative expenses were $383,171 for the first quarter of 1998 and $567,087 for the period ending March 31, 1997, a decrease of $183,916. The primary reason for the decrease is that during the first three months of 1997, the Company incurred $121,720 of computer development costs associated with CyberMalls' operations, which did not exist in 1998.

         Operating loss was $354,198 during the first quarter of 1998 compared to an operating loss of $520,642 for the three months ending March 31, 1997. This represented an improvement of $166,444 primarily because of reductions in expenses due to personnel reductions and discontinuance of the CyberMalls operations.

         During the quarter ended March 31, 1997, the Company incurred other expenses in the amount of $155,273. During the same period in 1998, the Company incurred other expenses in the amount of $11,615. The major difference is in the gain (loss) from investment securities together with a decrease of interest expenses.

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

         The Company had a net working capital deficiency of $1,563,181 as of March 31, 1998, compared to $1,447,494 at the end of December 1997. This deficiency is primarily due to the fact that the Company has several mortgages maturing within a year. In addition, the Company purchased a building utilizing short-term debt during this quarter. The Company is presently negotiating for suitable long-term financing on some of these properties.

         Net shareholders' equity in the Company was $2,819,533 at the end of March 1997 compared to $1,865,013 at the end of March 1998, a net decrease of $954,520 for the twelve month period. The reason for the decrease during this period is that the Company recorded a net loss of $1,930,000. This is offset by the Company's issuance of common stock for $867,517 and a decrease in the unrealized loss from securities available for sale of $96,311.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - A complaint was filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as File Number 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation, a subsidiary of the Company which assigned this cause of action to the Company. The complaint sets forth several causes of action involving the lease of tire shredding equipment which did not perform according to warranties and representations made by defendants. Defendants' motions to dismiss the complaint have been granted in part and the company has filed a final amended complaint in response to the Court's orders. Pre-trial discovery has commenced and the court will consider the new amended complaint and new motions by Defendants before the end of May 1998. The amended complaint seeks total damages in an amount of not less than $1 million.

         State of Illinois vs. The Canton Industrial Corporation (n/k/a CyberAmerica Corporation) - This action has been pending in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case Number 93MR45, since September 1993. The action seeks environmental cleanup of the Canton Plant site located in Canton, Illinois in compliance with federal and state requirements and in cooperation with the Illinois Environmental Protection Agency. For more information on the Canton Plant, see "Item 2 Description of Property." This action sought the removal of accumulated tires which remained on the site after the Company discontinued its tire recycling operations in 1993, as well as the removal of suspected hazardous material from the property. By the first quarter of 1996 all tires had been removed. The State continues to seek the removal of suspected hazardous material from the site and the additional cleanup and testing required at the site. There is a status hearing set for May 29, 1998.

          State of Illinois v. The Canton Industrial Corporation (n/k/a CyberAmerica Corporation) - The State of Illinois filed a separate action before the Illinois Pollution Control Board, PCB Case Number 97-8, Enforcement, in July 1996. This action seeks recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5, 1998, the Board denied all punitive damages and ordered the Company to pay $326,154 into the State's Used Tire Management Fund. This amount was determined to be the amount expended by the state to remove tires from the Canton Plant. The State has filed a motion requesting that the Board reconsider its denial of punitive damages, to which the Company has filed a responsive pleading.

          Xeta Corporation vs. The Canton Industrial Corporation (n/k/a CyberAmerica Corporation) - Suit was filed in the United States District Court, in the Central District of Utah, Case Number 95CV218G on March 8, 1995. Xeta alleged that $116,500 was fraudulently transferred to the Company by ATC, II, Inc. a Delaware corporation. Richard Surber, the Company's president, was also named as a defendant in the cause of action based upon his position as an officer of ATC II and alleged insider in the transaction. The Court granted Xeta's motion for summary judgment against the Company, and an appeal of that decision was sustained by the Tenth Circuit Court of Appeals. Xeta has sought satisfaction of its $116,500 judgment through service of a writ of execution pursuant to which it seeks to compel the Company's sale of the restricted securities of an affiliate of the Company in an amount sufficient to satisfy the judgment. Xeta has filed a motion seeking damages based upon an allegation that the Company has improperly delayed its collection activity.

         Canton Financial Services Corporation vs. Pacific Stock Transfer Company - A complaint was filed by CFSC against Pacific Stock Transfer in the District Court of Clark County, Nevada, Case Number A365081. CFSC seeks to secure the lifting of the restrictive legend on 325,214 shares of stock in Air Vegas Enterprises, Inc. Pacific has responded contending that the shares were previously canceled by the unilateral action of the board of directors of Air Vegas. CFSC is seeking relief under ss.104.8403(2) of the Nevada statutes and all fees and costs incurred in the suit. Local counsel has been retained in Las Vegas. The case was not reached on its May 4, 1998 trial setting and pre-trial discovery is ongoing.

ITEM 5.           OTHER INFORMATION

Events Subsequent to the End of the First Quarter

     On May 13, 1998 a Trustee's sale was held and the office building located at 956 Vale Terrace Drive, Vista CA was sold. The $400,000 note secured by a first deed of trust was satisfied in full. The sale also resulted in surplus funds of approximately $59,942 which the trust deed company is required by law to distribute to the rightful junior lien holders. It is the Company's intention to pursue its rights with respect to this surplus of funds. The Company is considering its legal rights with respect to the initial purchase agreements. The company believes that the seller failed to comply with the conditions required by its agreements with TAC and Vale Terrace. These breaches are believed to be the primary cause of the delinquency with regards to the first mortgage on the property.

     This particular property was acquired by TAC Inc., a consolidated subsidiary of the Company, in September of 1997. For a more detailed description of the property and the underlying transaction see the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

         Subsequent to the first quarter, TAC, Inc., a consolidated subsidiary of the Company, acquired, through a Stock Acquisition Agreement ( the "Agreement"), 51% of the shares of common stock of a Louisiana Corporation known as Golden Opportunity Development Corporation ("Golden"). Golden's sole asset is the General Lafayette Inn, a 134 unit hotel and restaurant, and four adjacent office/retail buildings, in Baton Rouge, LA. This property is located next to the Mississippi River, three blocks from a river boat dock, at 427 Lafayette Street, Baton Rouge, LA 70802. The hotel and surrounding property is subject to a $1,900,000 note.

         In exchange for the Golden stock, TAC agreed to advance the sum of $15,810 for current operating deficiencies related to the General Lafayette Inn and to transfer, within 30 days of execution of the agreement, restricted stock in a company of TAC's choosing valued at $800,000. In addition, TAC agreed to offer consulting services to Golden, as well as work with current ownership and management to renovate the hotel. TAC acquired the Golden stock from the Smith Trust and San Pedro Securities, Ltd.

         The Promissory Note on the General Lafayette Inn property has a principal amount of $1,900,000. Principal and interest on the first mortgage are payable in monthly installments of $11,391.46 until July 1, 2027, when the remaining principal and interest are due in full.

         On April 9, 1998, the Company entered into a Real Estate Purchase Agreement (the "Agreement") for the sale of real property in Oasis, Nevada. The Agreement is between Oasis International Hotel & Casino, Inc. ("Oasis International"), a wholly owned subsidiary of the Company, and Oasis Hotel, Resort & Casino III, Inc. ("Oasis III"), in which the Company owns a beneficial interest. The property consists of 20 acres and all improvements thereupon including a nonoperating service station and a nonoperating retail and food service operation. Closing is scheduled for July 1998 but may be extended by agreement of the parties. The total sale price of the property is $5,000,000. The current agreement requires a $1,000,000 payment in cash at closing with credit given for a deposit to be made with common stock of the purchaser. The Agreement has not closed, and the parties are currently renegotiating the terms of the Agreement, including the $1,000,000 cash payment due at closing. The Company is considering taking common stock from the purchaser in lieu of some of the cash payment.

     In addition, the Holder of the $300,000 note, secured by 50 acres of the Oasis, Nevada property, has agreed to a reconveyance of his deed of trust. The
Holder agreed to this reconveyance in exchange for a new note from the purchaser, Oasis III, secured only by the 20 acres to be sold in the transaction, common stock of the purchaser and 100,000 shares of the Company's common stock. After completion of the transaction, the title to the remaining 30 acres of Oasis property the Company owns will be clear of all liens.

         The sale of the property is considered a high risk transaction based upon the lack of credit worthiness of the purchaser. The Company's success in realizing the purchase price is solely contingent upon the business plans and managerial skills of Oasis III's officers and directors. Accordingly, there is a high level of risk. However, the Company believes that the transaction is still in the best interest of its shareholders for several reasons. First, the transaction enabled the Company to renegotiate the terms of financing concerning all of the Oasis property. Second, the Company has confidence in the skills of Oasis III's management in constructing and operating casinos. Based upon these skills and experience, the Company believes that the risk involved in the sale based upon the purchase price and the Company's interest in the surrounding land may ultimately inure to the benefit of the Company and its shareholders.

         Subsequent to the first quarter of 1998, the Company sold a total of 272,000 shares of Common Stock pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Act") to Pienne Chow, an individual and resident of Hong Kong, in exchange for an investment of $17,000 in the Company pursuant to an April 17, 1998 transaction. For more information on this transaction, see the Form 8-K filed by the Company on January 13, 1998.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. On January 15, 1998 the Company filed a report on Form 8-K disclosing the issuance of 111,113 shares of Common Stock pursuant to Regulation S. Subsequent to the end of the first quarter, the Company filed two additional reports on Form 8-K. On April 6, 1998 the Company filed a Form 8-K disclosing the resignation of its independent auditor Andersen, Andersen & Strong, L.C. Disclosed on the same Form 8-K was the engagement of Crouch, Bierwolf & Chisholm as the Company's new independent auditor. On May 8, 1998 the Company filed a Form 8-K disclosing the issuance of 272,000 shares of Common Stock pursuant to Regulation S.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20TH day of May 1998.




                                   CYBERAMERICA CORPORATION



                                 /s/Richard Surber                May 20, 1998
                                Richard Surber
                                President, Chief Executive Officer and Director




                                /s/Wayne Newton                   May 20, 1998
                                Wayne Newton
                                Controller

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

                                                MATERIAL CONTRACTS
10(i)(a)          12         Stock  Acquisition  Agreement between TAC, Inc. and
                             Golden    Opportunity    Development    Corporation
                             regarding the acquisition of the General  Lafayette
                             Inn in Baton Rouge, LA.

10(i)(b)          13         Real Estate Purchase Agreement between Oasis Hotel,
                             Resort & Casino III,  Inc. and Oasis  International
                             Hotel & Casino,  Inc.  regarding  the  purchase  of
                             twenty  acres  in  Oasis,   NV.

10(i)(c)          *          Lease Agreement  between the Company's wholly owned
                             subsidiary, Canton Financial Services Corporation, and Richard Surber, dated August 29, 1997, pursuant to which the Company's subsidiary has leased a condominium unit from Mr. Surber (incorporated herein by reference from Exhibit 10(i)(a) of the Company's Form 10-KSB for the period ended December
                             31, 1997).

10(i)(d)          *          Real Estate Purchase contract between the Company's
                             wholly owned subsidiary, Cyberstate, Inc., and James Stacy, dated July 14, 1997, pursuant to which
                             Cyberstate  contracted  to acquire  the New Brigham
                             Building (incorporated herein by reference from Exhibit 10(i)(b) of the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)(e)          *          Real Estate Purchase Contract between the Company's
                             wholly  owned  subsidiary,  Cyberstate,  Inc.,  and
                             Richard Surber, dated October 10, 1997, pursuant to
                             which  Cyberstate  will sell a condominium  unit in
                             the New  Brigham  Building  subject  to  closing of
                             Cyberstate's purchase and successful application to
                             convert the New Brigham  Building into  condominium
                             units   (incorporated   herein  by  reference  from
                             Exhibit 10(i)(c) of the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)(f)          *          Real Estate Purchase Contract between the Company's
                             wholly  owned  subsidiary,  Cyberstate,  Inc.,  and
                             Allen Wolfson,  dated October 10, 1997, pursuant to
                             which  Cyberstate  will sell a condominium  unit in
                             the New  Brigham  Building  subject  to  closing of
                             Cyberstate's purchase and successful application to
                             convert the New Brigham  Building into  condominium
                             units   (incorporated   herein  by  reference  from
                             Exhibit 10(i)(d) of the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)(g)           *         Promissory Note executed by the Company in favor of
                             Richard  Surber,   dated  March  25,  1998  with  a
                             principal amount of $47,295 and accruing interest at 22% (incorporated herein by reference from Exhibit 10(i)(e) of the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)(h)           *         Convertible Promissory Note executed by the Company
                             in favor of A-Z Professional Consultants Inc., dated March 31, 1998, with a principal amount of $150,000 and bearing interest at a rate of 10%
                             (incorporated  herein  by  reference  from  Exhibit
                             10(i)(f) of the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)(i)          *          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary,  Taylor's  Landing,  Inc.,
                             and  Loa  Jean   Carter  and   Jeffrey  Dee  Carter
                             regarding  the   acquisition   of  the  Tiara  Cafe
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(b) of the Company's Form 10-QSB for the period ended September 30, 1997).

10(i)(j)          *          Stock  Purchase  Agreement  between  TAC,  Inc.,  a
                             consolidated subsidiary of the Company, and Chelsea
                             Capital  Corporation,  dated  September  19,  1997,
                             pursuant   to  which  the  Company   acquired   all
                             outstanding   capital   stock   of   Vale   Terrace
                             Corporation (incorporated herein by reference from Exhibit Number 10(i)(d) of the Company's Form
                             10-QSB for the period ended September 30, 1997).

10(i)(k)          *          Lease  Agreement  between TAC, Inc., a consolidated
                             subsidiary  of the  Company,  and  Chelsea  Capital
                             Corporation,  dated September 23, 1997, pursuant to
                             which TAC has leased back the Vale Terrace property
                             to Chelsea Capital Corporation (incorporated herein
                             by reference  from Exhibit  Number  10(i)(e) of the
                             Company's   Form   10-QSB  for  the  period   ended
                             September 30, 1997).

10(i)(l)          *          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary, Cyber LaCrosse, Inc., and James Hansen regarding the acquisition of real property in Nephi, Utah (incorporated herein by reference from Exhibit Number 10(i)(a) of the Company's Form 10-QSB for the period ended June 30,
                             1997).

10(i)(m)          *          Real Estate Purchase Contract between the Company's
                             wholly owned subsidiary,  Taylor's  Landing,  Inc.,
                             Sydnie  Colley and Cassandra  Colley  regarding the
                             acquisition   of  real  property  in  Nephi,   Utah
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(b) of the Company's Form 10-QSB for the period ended June 30, 1997).

10(i)(n)          *          Option Agreement, dated March 25, 1997, between the
                             Company's   wholly   owned    subsidiary,    Canton
                             Properties,   and   Chournos   Land   &   Livestock
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(c) of the Company's Form 10-QSB for the period ended March 31, 1997).

10(i)(o)          *          Real Estate  Purchase  Contract  dated  January 28,
                             1997,  between the Company and Durbano  Properties,
                             LC  (incorporated  herein by reference from Exhibit
                             Number 10(i)(a) to the Company's Form 10-KSB for the fiscal year ended December 31, 1996).

10(i)(p)          *          Real Estate Purchase  Agreement,  dated February 7,
                             1997,  between the Company and ANA Development,  LC
                             (incorporated  herein  by  reference  from  Exhibit
                             Number 10(i)(a) to the Company's Form 10-KSB for the fiscal year ended December 31, 1996).

10(i)(q)          *          Stock  Exchange  Agreement  dated October 31, 1996,
                             between  the  Company  and   Investment   Sanctuary
                             Corporation,  a Utah  corporation  and  Richard  D.
                             Surber   (incorporated  herein  by  reference  from
                             Exhibit  Number  10(i)(a)  to  the  Company's  Form
                             10-KSB  for the  fiscal  year  ended  December  31,
                             1996).

10(i)(r)          *          Development  and Purchase  Agreement by and between
                             Canton Financial Services  Corporation (through its
                             subsidiary,   CyberMalls)   and   Bust-it   Records
                             regarding the development and sale of a Mall site on the Internet, effective June 13, 1996

                             (incorporated herein by reference from Exhibit No. 10(i)(bb) to the Company's Form 10-QSB for the period ended June 30, 1996).

10(i)(s)          *          Guaranty and Assumption, Modification and Extension
                             Agreement by and between Canton Financial  Services
                             Corporation  and the Canada Life Assurance  Company
                             regarding   the  purchase  of  the  TAC   Warehouse
                             Building effective June 28, 1996 (incorporated herein by reference from Exhibit No. 10(i)(cc) to the Company's Form 10-QSB for the period ended June
                             30, 1996).

10(i)(t)          *          Offshore  Securities  Subscription  Agreement for a
                             6.0%   Convertible   Debenture   sold   to   Legong
                             Investments on September 16, 1996 (incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10-QSB for the period ended
                             September 30, 1996).


   * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.
                                       13