Form 10QSB
period 1998-06-30
CYBERAMERICA CORP
filed 1998-08-19
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

                                    Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 18, 1998 was 2,832,064.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................8

ITEM 5.  OTHER INFORMATION.....................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8


SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1998 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Consolidated Unaudited Condensed Balance Sheet June 30, 1998                F-2

Consolidated Unaudited Condensed Statements of Operations
 June 30, 1998 and 1997                                                     F-4

Consolidated Unaudited Condensed Statements of Cash Flows
 June 30, 1998 and 1997                                                     F-5

Notes to Consolidated Unaudited Condensed Financial
 Statements June 30, 1998                                                   F-6

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                  June 30, 1998

ASSETS
CURRENT ASSETS
   Cash                                                    $          32,739
   Accounts receivable - trade                                       202,740
    (Net of allowance for bad debt of $89,097)
   Accounts receivable - related parties                             375,862
   Accounts receivable - other                                        88,277
                                                                       -----
   Note receivable - current                                         101,645
   Prepaid expenses                                                       -
   Securities available for sale                                     327,850
                                                                    --------

TOTAL CURRENT ASSETS                                               1,129,113
                                                                   ---------
PROPERTY AND EQUIPMENT - NET                                       9,753,054

OTHER ASSETS
   Investment securities at cost                                   1,135,516
   Notes receivable - net of current                                  15,800
   Investments - other                                               241,966
   Trade credits                                                     179,190
                                                                    --------

TOTAL OTHER ASSETS                                                 1,572,472

TOTAL ASSETS                                               $      12,454,639
                                                            ================


             See notes to consolidated unaudited condensed financial
                                  statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                   $         425,679
   Accounts payable - related parties                                   133,571
   Accrued liabilities
     Interest                                                            37,251
     Real estate taxes and assessments                                  376,944
     Payroll and related taxes payable                                  240,425
     EPA liabilities                                                    325,398
     Refundable deposits                                                 22,508
     Refund to investors                                                 63,876
     Other
   Debenture payable                                                    260,000
   Current maturities of long-term debt                                 652,558

TOTAL CURRENT LIABILITIES                                             2,538,210

LONG-TERM LIABILITIES
   Long-term debt, less current portion                               5,975,429


MINORITY INTEREST                                                     1,445,213

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued                                     -
   Common stock par value $.001; 200,000,000
     shares authorized; 2,832,064 shares issued                           2,832
   Additional paid-in capital                                        15,058,172
   Accumulated deficit                                             (12,118,717)
   Unrealized loss from securities available for sale                 (446,500)
                                                                 ---------------
TOTAL SHAREHOLDERS' EQUITY                                            2,495,787
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   12,454,639


       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                   June 30,
                                                            1998         1997             1998           1997
                                                          ----------   -----------      --------      ----------
REVENUE
   Sale of property .................................   $   455,731    $ 1,335,000    $   455,731    $ 1,335,000
   Consulting revenue ...............................       336,941         41,142        378,665        125,744
   Rental revenue ...................................       241,100        118,890        357,640        261,870
   Other revenue ....................................          --            3,401           --            3,401
                                                          ----------    ----------      ----------    ----------
TOTAL REVENUE .......................................     1,033,772      1,498,433      1,192,036      1,726,045

COSTS OF REVENUE
   Cost of sale of property .........................        24,837        666,570         24,837        666,570
   Costs associated with consulting revenue .........        60,911         61,356         89,675        105,621
   Costs associated with rental revenue .............       151,058         87,395        186,799        179,381
   Interest expenses associated with rental revenue .        83,786         47,803        148,572         93,719
   Cost associated with other revenue ...............          --             --             --               --
                                                          -----------    -----------    -----------      -------

TOTAL COSTS OF REVENUE ..............................       320,592        863,124        449,883      1,045,291
                                                          -----------    -----------    -----------    ---------
GROSS PROFIT ........................................       713,180        635,309        742,153        680,754
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES ............................       223,329        416,628        606,500        860,995
   Computer development costs .......................          --             --             --          121,720
                                                          -----------    -----------    -----------     --------

TOTAL SELLING, GENERAL
  AND ADMINISTRATIVE ................................       223,329        416,628        606,500        982,715

OPERATING INCOME (LOSS) .............................       489,851        218,681        135,653       (301,961)
                                                           -----------    --------        -------      ----------

OTHER INCOME (EXPENSE):
   Interest income ..................................        76,256         19,994         65,325         19,994
   Interest expense .................................       (57,599)       (96,860)      (104,169)      (174,864)
   Gain (loss) from sale of assets ..................          --          (11,540)          --          (11,540)
   Gain (loss) from investment securities ...........       352,695       (275,950)       352,695       (335,259
   Gain from recoveries of bad debts ................          --          151,200           --          151,200
   Gain from disposal of subsidiary .................          --           90,681           --           90,681
   Loss on foreclosure ..............................      (274,220)                     (274,220)
   Other income .....................................         4,892          3,477            778        (14,483)
                                                           -----------    -----------    ---------       --------

TOTAL OTHER INCOME (EXPENSES) .......................        52,024       (118,998)        40,409        (274,271)
                                                           -----------    -----------     -------        ---------

INCOME (LOSS)  BEFORE INCOME TAXES,
 AND MINORITY INTEREST ..............................       541,875         99,683        176,062       (576,232)

MINORITY INTEREST IN LOSS (GAIN) ....................        21,899        (71,040)        52,953        (46,108)
                                                           -----------    -----------     -------        --------

NET INCOME (LOSS) ...................................   $   563,774      $  28,643      $ 229,015       $(622,340)
                                                           ===========    ===========    =========       =========

INCOME (LOSS) PER COMMON SHARE

   Income before minority interest ..................    $      0.22    $     0.10     $    0.08     $      (0.57)
   Minority interest in loss ........................           0.01         (0.07)         0.02            (0.05)
                                                           -----------    ------------    -------        ---------
   Net income (loss) per weighted average
     common share outstanding .......................    $      0.23    $     0.03      $   0.10            (0.62)
                                                           ===========    ============    ========       =========
   Weighted average number of common
     shares outstanding .............................     2,404,064      1,038,900      2,292,314        1,005,406
                                                          ===========    ===========    ==========       =========


       See notes to consolidated unaudited condensed financial statements.

                      CYBERAMERICA CORPORATION SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                               June 30,
                                                             Unaudited
                                                           1998         1997

                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..............................   $   229,015    $  (622,340)
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments ........       352,695        335,259
     (Gain) from sale of assets ..................          --           11,540
     (Gain) from sale of subsidiary ..............          --          (90,681)
     Loss of foreclosure .........................       274,220           --
     Minority interest in (gain) loss ............        52,953        (46,108)
     Depreciation and Amortization ...............       107,462        114,181
     Services paid with common stock .............        29,764         94,205
     Common stock issued for assets and debt .....        39,231         31,580
     Bad debt recoveries .........................          --         (151,200)
     Decrease (increase) in assets:
       Receivables ...............................        69,672       (505,076)
       Receivables - related party ...............        24,257       (174,064)
       Other current assets ......................      (142,587)       329,633
     Increase (decrease) in liabilities:
      Accounts and notes payable .................        20,648         82,658
      Payables - related parties .................        (9,002)        12,821
      Accrued liabilities ........................          --          143,914
      Current portion of long-term debt ..........      (661,475)        23,248
                                                     -----------    -----------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    $   386,853    $  (410,430)

CASH FLOWS FROM INVESTING ACTIVITIES
     Minority interest in subsidiary .............       784,000           --
     Purchase of assets ..........................    (3,088,834)
                                                                    -----------
                                                                       (586,146)
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES ...   $(2,304,834)   $  (586,146)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash ...............        41,732           --
     Increase in long term debt ..................     1,921,000           --
     Proceeds from borrowing receivable ..........          --          982,691
     Payment on debt .............................       (17,918)       (50,006)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........   $ 1,944,814    $   932,685

 INCREASE (DECREASE) IN CASH .....................        26,833        (63,891)

CASH AT BEGINNING OF PERIOD ......................         5,906         73,368
                                                     -----------    -----------

CASH AT END OF PERIOD ............................   $    32,739    $    14,477
                                                     ===========    ===========

                                      F-5
                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998


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

2.       Sale of Land

     On May 1, 1998 the Company's wholly owned subsidiary, Oasis Hotel & Casino, Inc., sold a 20 acre parcel of land located in northern Nevada to Oasis Hotel, Resort & Casino-III, Inc. a wholly owned subsidiary of Flexweight, Inc. The Company received 1,025,000 shares of common stock of Flexweight, Inc., a Trust Deed note in the amount of $3,425,000 The trust deed note bears interest at 9% per annum with monthly payments of $27,558 until April, 2008 when the balance is due. The purchaser also assumed a note due of $550,000. Revenue from this transaction is reported using the installment method.

3.       Purchase of Subsidiary

     On April 30, 1998, the Company, through its majority owned subsidiary, TAC Inc., purchased a controlling interest in Golden Opportunity Development, Inc. ("Golden"), in a business combination accounted for as a purchase. Golden owns and operates a motel and rents other real property located in Baton Rouge, Louisiana. The results of operations of Golden is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $800,000 and was equal to the fair market value of the interest by the Company at the date of purchase. Golden has assets of approximately $3,500,000 debt of $1,900,000 and equity of $1,600,000.

4.       Loss on Foreclosure

         On May 13, 1998 there was a Trustee's sale for property held in the name of Vale Terrace Corporation, a wholly-owned subsidiary of TAC, Inc. a majoriaty owned subsidiary of the company. The Company recorded a loss of $274,220 during the quarter as a result of this foreclosure.

5.       Additional footnotes included by reference


     Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Therefore, those footnotes are included herein by reference.

                                      F-6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Real Estate Divisions
         The Company's operations primarily involve the acquisition, management, lease and sale of real estate holdings. Over the past five years, the Company has acquired a wide variety of commercial and residential properties. The Company owns several real estate holdings in Utah and also owns properties in other parts of the United States. The Company seeks to locate and acquire primarily commercial real estate which is believed to be undervalued with little or no cash down. The Company acquires real estate with a view to resell at substantial profits upon making improvements to the properties. While the Company is making improvements to the properties, it generally enters into short term leases to generate rental income.

              The types of properties that the Company generally purchases includes Class C commercial buildings and raw land. The commercial space generally needs a nominal to substantial amount of renovation to obtain market rents. Accordingly, the typical result of purchasing such properties is that the Company usually has insufficient cash flows from rental revenues to cover the debt service and other expenses related to the Company's real estate because of below market rents, short term financing arrangements and no rental revenues from raw land. However, upon sale of such properties the Company has typically realized substantial gains. To cover interim cash shortages, the Company generally uses capital generated from its consulting division to cover deficits, or the Company will issue its common stock to raise additional capital. In order to eliminate cash shortages and losses related to its real estate holdings, the Company plans to develop or sell portions of its raw land as well as improved properties, at a profit, and increase occupancy rates.

         In accordance with these plans, the Company, through its wholly owned subsidiaries, entered into several agreements, including: (1) a Real Estate Purchase Contract ("REPC")selling 20 acres of property in Oasis, Nevada, (2) a Contract to Subdivide 58 acres of its Oasis, Nevada property and (3) a Lease with an Option to purchase its Cheriton, Virginia property.

         On April 9, 1998, the Company's wholly owned subsidiary Oasis International Hotel & Casino, Inc. ("OIH") entered into a REPC with Oasis Hotel, Resort & Casino-III, Inc., a Nevada corporation (Oasis") for the sale of 20 acres of property with improvements. The terms of the REPC call for a purchase price of $5,000,000 and a deposit of Oasis shares in the amount of 250,000 shares of its restricted common stock under ss.4(2) of the Securities Act of 1933, which was valued at $25,000 and applied towards the purchase price. In addition, Oasis was to pay $1,000,000 in cash at closing or in stock of Oasis at 50% of the bid price. However, OIH agreed to modify the terms of the REPC to allow for payments in cash or stock of Oasis's parents stock, Flexweight Corporation ("Flex"). Oasis closed on the property on May 7, 1998, by transferring 1,000,000 Flex shares to OIH and assuming the underlying debt of $550,000 on the property.

         Oasis' assumption of the $550,000 in debt had the effect of releasing 30 acres debt free back to OIH. The Company paid the underlying debt holder 100,000 shares of its common stock as an inducement to release the 30 acres of property to OIH. In addition, OIH agreed to accept a Second Deed of Trust in the amount of $3,425,000. The term of the Second Deed of Trust is for 30 years with an interest rate of 9% with payments being made monthly. To date, Oasis has made all the required payments under the terms of the Second Deed of Trust. Nonetheless, the Company is aware that Oasis' ability to pay pursuant to the terms of the REPC is contingent upon Oasis or Flex's ability to generate revenues as a start up venture with no operating history or present ability to pay based upon revenues. Consequently, Oasis is considered a high credit risk.

         During the quarter, the Company began its plans to subdivide a 58 acre parcel of undeveloped land in Oasis, Nevada. On July 1, 1998, OIH entered into a Contract for Engineering Services with High Desert Engineering ("Engineering"). Engineering has been engaged to provide professional engineering services for the purpose of designing and preparing a tentative subdivision map for the 58 acre parcel. OIH plans to sell lots for approximately $38,000 each. OIH plans will include a total of 217 lots. The cost to design and prepare the map is estimated to be $17,000. The cost to actually subdivide is estimated at $15,000 a lot or $3,255,000 for the entire project. OIH's development of its plans are contingent upon obtaining adequate financing.

         On June 22, 1998, the Company's wholly owned subsidiary Diversified XIX, Inc. ("Diversified") entered into a Lease with T and S Associates, a Virginia limited partnership, ("T&S") that gives T&S the option to purchase the Cheriton, Virginia property from Diversified. The term of the lease is for 12 months commencing on August 1, 1998, with an automatic extension for an additional 12 months. The lease payment is $10,000 per month. In addition, T&S has the option to purchase the Cheriton property for $700,000 at any time up to September 1, 2000, with all the lease payments being applied towards the purchase price. Diversified has received $20,000 for first and last months rent.

         During the quarter the Company acquired a substantial interest in the ownership of the General Lafayette Inn (the "Hotel"), a hotel with 134 rooms, a restaurant, and four adjacent office/retail buildings located next to the Mississippi River. The Hotel is located within walking distance of the state capitol, the down town district, and river docks at 427 Lafayette Street, Baton Rouge, LA 70802. The Company acquired its interest in the Hotel through its majority owned subsidiary TAC, Inc. ("TAC").

         On April 30, 1998, TAC entered into a Stock Acquisition Agreement ("SAA") with Golden Opportunity Development Corporation, Smith Trust and San Pedro Securities, Ltd. Pursuant to the SAA, TAC acquired a 51% interest in the Golden Opportunity Corporation, a Louisiana corporation, whose sole asset is the Hotel. TAC advanced $15,810 to cover operating deficiencies upon signing the SAA and subsequently transferred 118,520 shares in Flex stock that its sibling corporation OIH acquired pursuant to the sale of a 20 acre parcel of land in Oasis, Nevada, as more fully described above. The Hotel and the surrounding structure are subject to a mortgage of $1,900,000, with interest at 6% per annum. The principal and interest on the first mortgage are payable in monthly installments of $11,391.46 until July 1, 2027, when the remaining principal and interest is due in full.

         During the quarter the Company was able to satisfy several short term obligations through the sale of properties. TAC also received $985,000 as payment in full on the sale of its 60,000 square foot warehouse. A portion of these proceeds were applied to $332,577 note that came due on the warehouse on May 24, 1998 and $305,000 was used to satisfy an additional note secured by the warehouse. For more information on the TAC Warehouse see the Company's Form
10-KSB for the fiscal year ended December 31, 1997. As anticipated in the Company's March 31, 1998, Form 10 QSB OIH was also able to satisfy a $300,000 note secured by 50 acres of land in Oasis, Nevada that came due in March of 1998. OIH satisfied the note through the sale of 20 acres of the 50 acres that secured the note, as more fully described above. The Company compensated the note holder with 100,000 shares of its common stock in conjunction with satisfying the note as contemplated in the Company's March 31, 1998, Form 10 QSB.

         Although the Company made arrangements to satisfy several major short term obligations, the Company decided not to advance sufficient funds to cure a default on a property held in the name of Vale Terrace Corporation ("VTC") (VTC is a wholly owned subsidiary of TAC a majority owned subsidiary of the Company). VTC was in default on a $400,000 note that was secured by an office building located at 956 Vale Terrace Drive, Vista, California. VTC was unable to cure the default. As a result, a Trustee's sale was held on May 13, 1998 and the 956 Terrace Drive property was sold. The $400,000 note secured by a first deed of trust was satisfied in full.

          The Company believes that the seller failed to comply with the conditions required pursuant to the agreements made with TAC and VTC. For instance, the seller never obtained permission for the assignment of the ground lease and did not make the required payments pursuant to a lease back of the Vale Terrace property. For a more detailed description of the property and the underlying transaction see the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

         The Company recorded rental revenues of $241,100 from its real estate operations for the second quarter compared to $118,890 for the same period of 1997. This increase was due to the acquisition of the Hotel whose revenues are consolidated with the Company's. The Hotel generated approximately $80,000 in gross revenues and the Hotel's revenues are expected to increase substantially over the course of the year

Financial Consulting Divisions
         The Company, through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc., provides a variety of financial consulting services to a wide range of clients. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation and advises with respect to general corporate problem solving.

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

         The Company's consulting subsidiaries generate revenues through consulting fees payable in the client's equity, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half of the stock's bid price, which accounts for the fact that most of the equity received as payment by the Company is restricted as to resale. The Company accepts equity with the expectation that its services will assist in the stock's appreciation. Thus, the Company, in some instances is not only compensated but is also able to realize an additional return for its services. The opposite also holds true, if the clients stock price falls, the Company's level of compensation is decreased.

         The Company generates cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are somewhat tied to the price of its clients' securities. A decline in the market price of a client's stock can effect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement.

         Revenues from the Company's financial consulting operations increased during the quarter ended June 30, 1998. The Company recorded quarterly revenues of $336,941 from its financial consulting operations as compared to $41,142 for the same period of 1997. This was attributable to the Company's retention of additional clients. For more information on this see the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

Other Transactions

         The Company sold 272,000 shares of Common Stock pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Act") to Pienne Chow, an individual and resident of Hong Kong, in exchange for an investment of $17,000 in the Company pursuant to an April 17, 1998 transaction. For more information on this transaction, see the Form 8-K filed by the Company on January 13, 1998.

         On July 6, 1998, the Company entered into a Stock Purchase and sold 11,364 shares of its common stock pursuant to Rule 144 under the Act to Mark Olson for $2,500.

         On April 30, 1998, the Board of Directors approved the issuance of 100,000 shares of the Company's common stock, restricted pursuant to Rule 144 of the Securities Act of 1933 to Howard Bernstein. The stock was issued to Mr. Bernstein as an inducement to extend the due date of a Promissory Note which he held.

         On April 29, 1998, the Company issued 50,000 shares of its common stock, restricted pursuant to Rule 144 of the Securities Act of 1933 to Melvin Fields as satisfaction of a portion of an agreement previously executed with Mr. Fields wherein he would receive these shares as an inducement for his continued support as a source for future loans.

         On April 17, 1998 the Company issued 200,000 shares of its common stock, restricted pursuant to Rule 144 of the Securities Act of 1933 to Allen Notowitz pursuant to a Stock Purchase Agreement wherein the Company agreed to exchange the stock, at $0.10 per share, for $20,000 which Mr. Notowitz delivered as payment for the stock.


Results of Operations

         Gross revenues for the quarter ended June 30, 1998, were $1,033,772 compared to $1,498,433 for the same period in 1997, a decline of 31%. This decrease is attributable to the sale of TAC building in the second quarter of 1997. Rental revenue increased by 104.5 % from $117,891 during the quarter ended June 30, 1997, to $241,100 for the comparable period in 1998. This increase was due to increased occupancy rates and the acquisition of the General Lafayette Hotel.

         Costs of revenues were $ 320,592 for the quarter ended on June 30, 1998, compared to $863,124 for the comparable period in 1997. The decrease in the costs of revenues is a result of the sale of TAC building in May of 1997, which had a cost basis of $166,570.

         Gross profit was $ 713,180 for the quarter ended on June 30, 1998 and $635,309 for the comparable quarter in 1997. This increase is attributable to increased consulting and rental revenues and the sale of the Oasis property.

         Selling, general, and administrative expenses were $ 223,329 for the quarter ended on June 30,1998 and $416,628 for the comparable period in 1997, a decrease of $193,299 . The primary reason for the decrease was the fact that the Company continues its efforts to reduce costs relating to its consulting operations.

         Operating gain was $489,851 during the quarter ended on June 30, 1998, compared to an operating gain of $218,681 for the comparable quarter in 1997. The Company's operating gain in the second quarter of 1997 was primarily attributable to the sale of real estate from which the Company recorded a $668,430 gain. The gain for the second quarter of 1998 is due to an increase in consulting and rental revenues, as well as the sale of its Oasis property.

         During the quarter ended June 30, 1998, the Company incurred other income in the amount of $52,024. During the comparable period in 1997, the Company incurred other expenses in the amount of $ 118,998. The major difference is from a gain on investment securities as opposed to a loss on investment securities in the second quarter of 1997.

Capital Resources and Liquidity

         The Company had a net working capital deficiency of $ 1,409,097 as of June 30, 1998, compared to $575,903 at the end of June 30, 1997. This increase in the Company's net working capital deficiency was primarily due to the purchase of its office building located at 268 West 400 South in Salt Lake City with short-term financing. The company anticipates obtaining log term financing of this property by end of the year.

     Net stockholders' equity in the Company was $ 2,495,787 as of June 30, 1998, compared to $3,108,941 as of June 30, 1997. The decrease is due to substantial losses incurred during the last two quarters of 1997in the amount of $1,623,934.


         Due to the Company's debt service on real estate holdings, willingness to acquire properties with negative cash flows and acceptance of non-cash assets for consulting services, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, the Company must periodically raise funds from external sources. This often leads the Company to conduct exempt offerings of its equity securities. The Company issued a total 642,000 shares of its common stock for cash and services to cover its cash shortages.

     The Company has still not satisfied its 6.0% Convertible Debenture with a face amount of $300,000 (the

"Debenture") to Legong Investments, N.V., a corporation organized under the laws of Curacao, Netherlands Antilles ("Legong"). The Debenture was issued pursuant to an Offshore Securities Subscription Agreement. As consideration for issuing the Debenture, the Company received a cash payment of $258,000 from Legong.

         The Debenture can be converted into the Company's common stock at any time prior to maturity at the option of Legong. The conversion price of the Debenture is seventy percent (70%) of the average closing bid prices for the common stock during the five days immediately preceding conversion. The Debenture was scheduled to mature on September 16, 1997. The method of conversion past the written agreements to extend is uncertain. The parties have verbally agreed to extend the Debenture on a quarterly basis. No arrangement for any extensions have been made as of the date of filing. At maturity, the Company had the option of paying the face amount of the Debenture plus accrued interest in either cash or shares of common stock in accordance with the conversion price set forth above. Interest is payable only at maturity or upon conversion. Interest paid upon conversion only accrues as to the face amount being converted. The Company's present intentions are to pay off the Debenture with cash generated from future revenues.

         Accordingly, the Company's current position regarding the Debenture is that it owes $260,000 in cash plus interest at 6%. The Company has no present intentions to allow the Debenture to be converted into shares of common stock of the Company. The Company has taken this position based upon the length of time that has elapsed since the scheduled date of maturity and an inability to determine when and at what price the conversion would be based upon. As of June 30 1998, $60,000 of the Debenture's face amount has been converted into common stock. The Company currently owes $240,000 plus interest at 6% annually.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         No material developments occurred in the second quarter regarding the Company's legal proceedings. For more information please see the Company's Form 10-QSB for the quarter ending on March 31, 1998 and Form 10- KSB for the year ending December 31, 1997.

ITEM 5.           OTHER INFORMATION


         Subsequent to the end of the second quarter, CyberState, Inc. ("CyberState"), a wholly owned subsidiary of CyberAmerica Corporation ("CYAA") acquired a two story 18 unit apartment building that includes 7,500 sq. ft. of commercial space located at 2402 Wall Avenue in Ogden, Utah. The total purchase price was $850,000. CyberState financed the purchase price by obtaining a first mortgage of $125,000 at an annual interest rate of 13%, for a 12 month period and a second mortgage from the seller for $50,000 amortized over a 10 month period with an annual interest rate of 10%. These two loans are secured by four units. The $670,000 balance is being financed by the seller, payments are based on a 20 year amortization at an interest rate of 7% for the first 2 years which escalates to 9% for the remaining term with the balance to be paid in full on or before 6 years from the date of inception with no prepayment penalty. The $670,000 loan is secured by the entire apartment complex with the exception of the four units mentioned above.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. On May 29, 1998 the Company filed a Form 8-K disclosing the suspension of trading of the Company's common stock on the Boston Stock Exchange ("BSE") effective upon the close of trading on May 28, 1998. The suspension and coincidental request for delisting by the exchange were a result of insufficient trading volume of the Company's stock to meet BSE's market float requirement of at least $500,000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August 1998.




CYBERAMERICA CORPORATION


/s/Richar Surber
Richard Surber                                           August 19 , 1998
President, Chief Executive Officer and Director




/s/Wayne R. Newton                            August 19 , 1998
Wayne Newton
Controller

                                INDEX TO EXHIBITS


EXHIBIT           PAGE              DESCRIPTION
NO.               NO.

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
                                    (Incorporated   herein  by  reference   from
                                    Exhibit 3(ii) of the Company's Form 10 KSB for the year ended December 31, 1995.)

                                    MATERIAL CONTRACTS

10(i)(a)          11                Lease Agreement between Diversified Holdings
                                    XIX, Inc., a Nevada corporation, and T and S
                                    Associates, a Virginia Limited Partnership, with respect to the property located in Cheriton, VA in the Eastville District,
                                    Northampton County.