Form 10QSB
period 1998-09-30
CYBERAMERICA CORP
filed 1998-11-16
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

   [ ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
Act of 1934 for the transition period from           to            .
                                          ----------    ----------

         Commission file number:  I-9418
                                  ------


                            CYBERAMERICA CORPORATION
                       ---------------------------------
        (Exact name of small business issuer as specified in its charter)




                Nevada                               87-0509512
     ------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)





                 268 West 400 South, Salt Lake City, Utah 84101
               --------------------------------------------------
              (Address of principal executive office)    (Zip Code)


                                 (801) 575-8073
                                 ---------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes XX           No
                          ----            ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 1, 1998 was 2,832,064.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................7

ITEM 5.  OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7


SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1998 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as pages F-1 through F-7 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
-----------------------------
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet September 30, 1998............F-2

Consolidated Unaudited Condensed Statements of Operations
 September 30, 1998 and 1997.................................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows
 September 30, 1998 and 1997.................................................F-6

Notes to Consolidated Unaudited Condensed Financial Statements
 September 30, 1998..........................................................F-7

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                               September 30, 1998

ASSETS
------

CURRENT ASSETS
   Cash                                                    $             71,753
   Accounts receivable - trade                                          198,886
    (Net of allowance for bad debt of $89,097)
   Accounts receivable - related parties                                290,742
   Accounts receivable - other                                           58,349
   Note receivable - current                                             88,645
   Prepaid expenses                                                      13,202
   Securities available for sale                                        378,463
                                                                 --------------

TOTAL CURRENT ASSETS                                                  1,100,040
                                                                 --------------
PROPERTY AND EQUIPMENT - NET                                         10,224,065

OTHER ASSETS
   Investment securities at cost                                      1,082,318
   Notes receivable - net of current                                     12,000
   Investments - other                                                  241,966
   Trade credits                                                        161,742
                                                                 --------------

TOTAL OTHER ASSETS                                                    1,498,026
                                                                 --------------
TOTAL ASSETS                                                    $    12,822,131
                                                                 ==============





       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                  September 30, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable - trade                                   $         320,615
   Accrued liabilities
     Interest                                                            37,221
     Real estate taxes and assessments                                  438,351
     Payroll and related taxes payable                                  124,612
     EPA liabilities                                                    325,398
     Refundable deposits                                                 24,471
     Refund to investors                                                 54,746
     Other                                                                1,500
   Debenture payable                                                    260,000
   Current maturities of long-term debt                                 687,492
                                                                 --------------

TOTAL CURRENT LIABILITIES                                             2,274,406
                                                                 --------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion                               6,279,387
                                                                 --------------
MINORITY INTEREST                                                     1,352,431

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 2,832,064 shares issued                           2,832
   Additional paid-in capital                                        15,058,172
   Accumulated deficit                                             (11,698,597)
   Unrealized loss from securities available for sale                 (446,500)
                                                                 --------------
TOTAL SHAREHOLDERS' EQUITY                                            2,915,907
                                                                 --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   12,822,131
                                                                 ==============





       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                            1998           1997           1998           1997
                                                        ------------   ------------   ------------   -----------
REVENUE
   Sale of property                                     $   200,161    $   950,000    $   655,892    $ 2,285,000
   Consulting revenue                                       364,921         88,608        743,586        214,382
   Rental revenue                                           183,927        110,428        541,567        372,298
   Other revenue                                               --             --             --            3,401
                                                        ------------   ------------   ------------   -----------
TOTAL REVENUE                                               749,009      1,149,036      1,941,045      2,875,081

COSTS OF REVENUE
   Cost of sale of property                                  22,801        404,652         47,638      1,071,222
   Costs associated with consulting revenue                 110,970         39,410        200,645        145,031
   Costs associated with rental revenue                     118,582         87,817        305,381        267,198
   Interest expenses associated with rental revenue         106,384         57,763        254,956        151,482
   Cost associated with other revenue                          --             --             --             --
                                                        ------------   ------------   ------------   -----------

TOTAL COSTS OF REVENUE                                      358,737        589,642        808,620      1,634,933
                                                        ------------   ------------   ------------   -----------
GROSS PROFIT                                                390,272        559,394      1,132,425      1,240,148
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                    328,480        150,021        934,980      1,011,016
   Computer development costs                                  --             --             --          121,720
                                                        ------------   ------------   ------------   -----------

TOTAL SELLING, GENERAL
  AND ADMINISTRATIVE                                        328,480        150,021        934,980      1,132,736

OPERATING INCOME (LOSS)                                      61,792        409,373        197,445        107,412
                                                        ------------   ------------   ------------   -----------

OTHER INCOME (EXPENSE):
   Interest income                                           95,402         38,647        160,727         58,641
   Interest expense                                        (101,085)       (64,718)      (205,254)      (239,582)
   Gain (loss) from sale of assets                           23,250           --           23,250        (11,540)
   Gain (loss) from investment securities                   209,727       (143,183)       562,422       (478,442)
   Gain from recoveries of bad debts                           --             --             --          151,200
   Gain from disposal of subsidiary                            --             --             --           90,681
   Loss on foreclosure                                         --             --         (274,220)          --
   Other income                                              38,252           --           39,030        (14,483)
                                                        ------------   ------------   ------------   -----------

TOTAL OTHER INCOME (EXPENSES)                               265,546       (169,254)       305,955       (443,525)
                                                        ------------   ------------   ------------   -----------

INCOME (LOSS)  BEFORE INCOME TAXES,
 AND MINORITY INTEREST                                      327,338        240,119        503,400       (336,113)

EXTRAORDINARY LOSS FROM FIRE                                   --          (32,735)          --          (32,735)
                                                        ------------   ------------   ------------   -----------






                                 See notes to consolidated unaudited condensed financial statements.




INCOME (LOSS) BEFORE
 MINORITY INTEREST                                          327,338        207,384        503,400       (368,848)

MINORITY INTEREST IN LOSS (GAIN)                             92,782          2,438        145,735        (43,670)
                                                        ------------   ------------   ------------   -----------
NET INCOME (LOSS)                                       $   420,120    $   209,822    $   649,135    $  (412,518)
                                                        ============   ============   ============   ===========
INCOME (LOSS) PER COMMON SHARE
   Income (loss) before extraordinary item              $     0.12     $     0.28     $    0.18      $   (0.48)
   Extraordinary item                                          --           (0.03)          --           (0.04)
                                                        ------------   ------------   ------------   -----------
   Income (loss) before minority interest               $     0.12     $     0.25     $    0.18      $   (0.52)
   Minority interest in loss (gain)                           0.03           0.00          0.05          (0.06)
                                                        ------------   ------------   ------------   -----------
   Net income (loss) per weighted average
     common share outstanding                           $     0.15     $     0.25      $   0.23      $   (0.58)
                                                        ============   ============   ============   ===========
   Weighted average number of common
     shares outstanding                                   2,832,064        850,086      2,798,664        706,658
                                                        ============   ============   ============   ===========







       See notes to consolidated unaudited condensed financial statements.

                      CYBERAMERICA CORPORATION SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                              Unaudited
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------

                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   649,135    $  (412,518)
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments               (562,422)       478,442
     (Gain) from sale of assets                          (23,250)        11,540
     (Gain) from sale of subsidiary                         --          (90,681)
     Loss of foreclosure                                 274,220           --
     Minority interest in (gain) loss                    145,735         43,670
     Depreciation and Amortization                       152,250        159,373
     Services paid with common stock                      29,764         68,617
     Common stock issued for assets and debt              39,231        146,230
     Bad debt recoveries                                    --             --
     Decrease (increase) in assets:
       Receivables                                     1,108,809       (438,345)
       Receivables - related party                       109,377       (194,669)
       Other current assets                             (206,402)        23,946
     Increase (decrease) in liabilities:
      Accounts and notes payable                         (75,414)      (101,870)
      Payables - related parties                        (142,573)       (19,730)
      Accrued liabilities                               (374,537)        66,096
      Current portion of long-term debt                 (626,541)       159,335
                                                     ------------  ------------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    $   497,382   $   (100,564)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cost of property sold                                47,638      1,071,222
     Minority interest in subsidiary                     774,231           --
     Purchase of assets                               (3,518,520)    (2,461,556)
                                                     ------------  ------------
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES       $(2,696,651)   $(1,390,334)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash                        21,520           --
     Increase in long term debt                        2,871,078      2,004,000
     Payment on debt                                    (627,462)      (587,320)
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            $ 2,265,116   $  1,416,680

INCREASE (DECREASE) IN CASH                               65,847         (74,218)

CASH AT BEGINNING OF PERIOD                                5,906         78,368
                                                     ------------  ------------
CASH AT END OF PERIOD                                $    71,753    $     4,150
                                                     ============  ============





       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998


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

2.       Sale of Land

         On May 1, 1998 The Company's wholly owned subsidiary, Oasis Hotel & Casino, Inc., sold a 20 acre parcel of land located in northern Nevada to Oasis Hotel, Resort & Casino-III, Inc. a wholly owned subsidiary of Flexweight, Inc. The Company received 1,025,000 shares of common stock of Flexweight, Inc., a Trust Deed note in the amount of $3,425,000 and with interest at 9% per annum and monthly payment of $27,558 until April, 2008 when the balance is due. The purchaser assumed a note due of $550,000. Revenue from this transaction is reported using the installment method.

3.       Purchase of Subsidiary

         On April 30, 1998 the Company through its majority owned subsidiary, TAC Inc., purchased a controlling interest in Golden Opportunity Development, Inc. ("Golden"), in a business combination accounted for as a purchase. Golden owns and operates a motel and rents other real property located in Baton Rouge, Louisiana. The results of operations of Golden is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $800,000 and was equal to the fair market value at the date of purchase. Golden has assets of approximately $3,600,000 debt of $1,900,000 and equity of $1,600,000.

4.       Loss on Foreclosure

         On May 13, 1998 there was a Trustee's sale for property held in the name of Vale Terrace Corporation, a wholly-owned subsidiary of TAC, Inc. a majority owned subsidiary of the company. The Company recorded a loss of $274,220 during the second quarter as a result of this foreclosure.

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

         The types of properties that the Company generally purchases include Class C commercial buildings and raw land. The commercial space generally needs a nominal to substantial amount of renovation to obtain market rents. Accordingly, the typical result of purchasing such properties is that the Company usually has insufficient cash flows from rental revenues to cover the debt service and other expenses related to the Company's real estate because of below market rents, short term financing arrangements and no rental revenues from raw land. However, upon sale of such properties the Company has typically realized substantial gains. To cover cash shortages, the Company generally uses capital generated from its consulting division to cover deficits or the Company will issue its common stock to raise additional capital. The Company's plans to eliminate cash shortages and losses related to its real estate holdings include plans to develop or sell portions of its raw land, increase occupancies, and sell certain properties that operate at a loss.

Significant Real Estate Transactions and Developments

1.       General  Lafayette  Hotel  Located  in  Baton  Rouge,   Louisiana  (the
"Hotel").

         The Company's majority owned subsidiary, Innovative Property Development Corp. f/k/a Tac, Inc. ("IPDC"), through its majority owned subsidiary Golden Opportunity Development Corporation ("GODC"), retained the services of an architectural firm in Baton Rouge, Louisiana to begin renovation plans on the Hotel.

         GODC retained the services of the architectural firm in its effort to comply with requirements of becoming a Days Inn Franchise. On October 15, 1998, GODC signed a License Agreement with Days Inn. In order for GODC to successfully obtain the Days Inn franchise, GODC must obtain adequate financing to comply with renovation requirements as set forth by Days Inn. The estimated cost of renovation is expected to be approximately $1.2 million. Upon completion of the necessary renovations, the Hotel will have an estimated value of $6.2 million according to an MIA appraisal report prepared for various lending institutions who may have an interest in financing the renovation. The completion of renovations and the successful retention of the Days Inn franchise will significantly increase the Hotel's rental revenues.

         During the quarter the Company expended approximately $45,364 in improvements and other expenses relating to the operation of the Hotel. The Hotel is expected to operate at a loss until the renovations can be completed. The Company's prospects for increasing value and realizing a profit on the Hotel are primarily contingent upon GODC's ability to obtain adequate financing to renovate the Hotel. Upon completion of the renovations to the Hotel, management believes that the Hotel has the potential to operate at a substantial profit. However, there is no guarantee that adequate financing will be secured or that the Hotel will obtain profitability.

2.       Purchase of the New Brigham Apartment Complex in Ogden, Utah

         CyberState, Inc. ("CyberState"), a wholly owned subsidiary of the Company, acquired a two-story 18 unit apartment building that includes 7,500 square foot of commercial space located at 2402 Wall Avenue in Ogden, Utah. The total purchase price was $850,000. CyberState put $5,000 down and financed the rest of the purchase price by obtaining a first mortgage of $125,000 at an annual interest rate of 13% for a 12-month period and a second mortgage from the seller for $50,000 amortized over a 12-month period with an annual interest rate of 10%. These two loans are secured by four units. The $670,000 balance is being financed by the seller with payments that are based upon a 20-year amortization with an interest rate of 7% for the first two years, which escalates to 9% for the remaining term with the balance to be paid in full on or before 6 years from the date of inception with no prepayment penalty. The $670,000 loan is secured by the entire apartment complex excepting the four units mentioned above.

         The two Real Estate Purchase Contracts ("REPC") signed between Richard Surber ( the Company's president), Allen Wolfson (a control person of the Company) and CyberState for the purchase of several units located in the New Brigham Building were mutually rescinded. The REPC's were rescinded as a result of CyberState's ability to close the transaction without the monies originally anticipated from the contemplated sales to Mr. Surber and Mr. Wolfson which CyberState intended to be used for the purchase of the apartment complex. (For more information regarding this transaction See "Item 12. Certain Relationships and Related Transactions" in the Company's Form 10-KSB for the year ended December 31, 1997. Also see, the Company's Form 10-QSB for the quarter ended March 31, 1998.)

3.       Industrial Property in Cheriton, Virginia.

         On June 22, 1998, Diversified Holdings XIX, Inc. ("Diversified"), a wholly-owned subsidiary of IPDC, entered into a Lease with T and S Associates, a Virginia limited partnership, ("T&S") that gives T&S the option to purchase the Cheriton, Virginia from Diversified. The term of the lease was for 12 months commencing on August 1, 1998, with an automatic extension for an additional 12 months. The lease payment was $10,000 per month. In addition, T&S had the option to purchase the Cheriton property for $700,000 at any time up to September 1, 2000, with all the lease payments being applied towards the purchase price. Diversified received $20,000 for first and last month's rent on June 22, 1998.

         On September 30, 1998, T&S informed Diversified that its position was that contingencies 1 and 3 of the lease agreement were not satisfied. Accordingly, T&S' position is that they are no longer bound by the terms of the lease. Diversified has not yet confirmed or disconfirmed T&S' allegations. (For more information See "Item 2. Management's Discussion and Analysis or Plan of Operation" in the Company's Form 10-QSB for the quarter ended June 30, 1998.)

         The Company recorded rental revenues of $183,927 from its real estate operations for the third quarter compared to $110,428 for the same period of 1997. This increase was due to the acquisition of the Hotel whose revenues are consolidated with the Company's. The Hotel generated approximately $70,471 in revenues and is expected to increase substantially upon completion of the necessary renovations.

Financial Consulting Divisions

         The Company through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc. provides a variety of financial consulting services to a wide range of clients. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation and advises with respect to general corporate problem solving.

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

         The Company generates cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are somewhat tied to the price of its clients' securities. A decline in the market price of a client's stock can affect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement.

         Revenues from the Company's financial consulting operations increased during the quarter ended September 30, 1998. The Company recorded quarterly revenues of $364,921 from its financial consulting operations as compared to $88,608 for the same period of 1997. This increase was due to payments made to the Company from three clients during the quarter.


Results of Operations
---------------------

         Gross revenues for the quarter ended September 30, 1998 were $749,009 compared to $1,149,036 for the same period in 1997, a decline of 35%. The gross revenues for September 30, 1997 were higher than the comparable quarter in 1998 due to the sale of an office building located at 202 West 400 South in Salt Lake City, Utah for $950,000. In contrast, the revenues from sale of real estate during the quarter ending September 30, 1998, totaled $200,161. Rental revenues increased by 67% from $110,428 during the quarter ended September 30, 1997, to $183,927 for the comparable period in 1998. This increase is attributable to an increase in occupancies and the revenues generated by the General Lafayette Hotel which was acquired in the second quarter of 1998.

         Costs of revenues were $358,737 for the quarter ended on September 30, 1998, compared to $589,642 for the comparable period in 1997. The decrease in the costs of revenues is primarily due to the Company's reduced staff. Additionally, the cost basis in the sale of the 202 West 400 South office building was $404,652.

         Gross profit was $390,272 for the quarter ended on September 30, 1998 and $559,364 for the comparable quarter in 1997. Gross profit as a percentage of revenues was 52% and 49%, respectively.

         Selling, general, and administrative expenses were $328,480 for the quarter ended on September 30,1998 and $150,021 for the comparable period in 1997, an increase of $178,549.

         Operating income was $61,792 during the quarter ended on September 30, 1998, compared to an operating gain of $409,373 for the comparable quarter in 1997. In 1997 the Company's operating gain was primarily attributable to the sale of the 202 West 400 South office building from which the Company recorded a $545,348 profit.

         During the quarter ended September 30, 1998, the Company realized other income in the amount of $265,546. During the comparable period in 1997, the Company incurred other expenses in the amount of $169,254. The primary reason for the difference is a $209,727 gain from the sale of investment securities as opposed to a $143,183 loss from the sal e of investment securities.

Capital Resources and Liquidity
-------------------------------

         The Company had a net working capital deficiency of $1,174,366 for the quarter ended September 30, 1998, as compared to $574,118 at the end of September 30, 1997. The largest component of the Company's working capital deficit is approximately $650,000 in short term debt used to purchase the Company's office building located at 268 West 400 South in Salt Lake City, Utah. The Company is currently working on plans to refinance the debt.

         Net stockholder's equity in the Company was $2,915,907 as of September 30, 1998, compared to $3,407,825 as of September 30, 1997. The decrease in net stockholder's equity is primarily due to a recorded loss of $1,930,000 for the year ended December 31, 1997.

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

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS


         No material developments occurred in the second quarter regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 1997.

ITEM 5.  OTHER INFORMATION

         Subsequent to September 30, 1998, the Companys president and general counsel visited the Companys warehouse property in Canton, Illinois which was destroyed by fire on August 6, 1997. The purpose of the visit was to meet with several parties including the United States Environmental Protection Agency, the contractor retained to remove asbestos containing materials from the site and the qualified site clean up designer. The contractor appears to have made substantial progress in the removal of scrap materials including the removal of asbestos containing materials. However, the contractor has only been able to work about three months since being retained by the Companys wholly owned subsidiary Thistle Holdings, Inc. (Thistle) in late 1997 due to problems with the site plan to clean up the property. The Company has recently been informed that the problems with the site plan have been rectified and that the contractor has commenced operations.

         To date the contractor, claims that he has expended $239,099 in removing the debris from the former 1,290,360 square foot facility. The contractor has obtained funding for the clean up from the proceeds received from selling scrap metals, bricks, wood and other materials. Of the $239,099 claimed to have been expended, $162,198 is attributable to Thistle for its portion of funds raised in the sale of the scrap material. It is managements belief that it is possible that the proceeds from the scrap material will be able to fund the entire surface clean up based upon its conversations with the contractor. However, the current contractual arrangement between the Company, Thistle and the contractor is unsettled based upon the state of the current written agreement and various oral representations made by the contractor. The Company intends to clarify the contractual arrangement before the end of the fourth quarter.

         While management's opinion concerning the surface clean up is relatively optimistic, management has serious concerns about potential ground contamination. The Company has not obtained any reports concerning potential ground contamination. Nonetheless, the Illinois Environmental Protection Agency has required the Company to test the ground for potential contamination. Management is uncertain as to whether the ground is significantly contaminated. However, given the history of the plant as former International Harvester Plant, which is believed to have been operated from the late 1800's to 1984, it is likely that some ground contamination is present. The degree of ground contamination is unknown. The potential for liability attributable to the Company is also unknown.

         In the event ground contamination is discovered and the Company is required to clean up such contamination, the Companys plan is to pursue Navistar International Corporation, formerly known as International Harvester, for any predecessor liability they may have for polluting the site.

         For more information on the Companys Canton, Illinois property see Item
2. Description of Property and Item 3. Legal Proceedings in the Companys Form 10-KSB for the year ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         ---------
         Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         --------------------
         No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 1998.



                            CYBERAMERICA CORPORATION

                            /s/ Richard Surber
                            ------------------------
                            Richard Surber                    November 13 , 1998
                            President, Chief Executive Officer and Director


                            /s/ Wayne Newton
                            ------------------------
                            Wayne Newton                      November 13 , 1998
                            Controller

                                INDEX TO EXHIBITS

         Exhibits marked with an asterik have been previously filed and are incorporated herein by reference.

EXHIBIT           PAGE              DESCRIPTION
NO.               NO.
-------           ----
3(i)              *                 Articles  of  Incorporation  of the  Company
                                    (Incorporated   herein  by  reference   from
                                    Exhibit  No.  3(i)  to  the  Company's  Form
                                    10-KSB  for  the  year  ended  December  31,
                                    1993).

3(ii)             *                 By-Laws   of  the   Company,   as   amended.
                                    (Incorporated   herein  by  reference   from
                                    Exhibit 3(ii) of the Company's Form 10-KSB for the year ended December 31, 1995.)

                                    MATERIAL CONTRACTS

10(i)(a)          *                 Real Estate Purchase  Agreement,  dated July
                                    14, 1997, between the Company's wholly owned
                                    subsidiary,   CyberState,  Inc.,  and  James
                                    Stacy. (Incorporate herein by reference from Exhibit No. 10(i)(b) of the Company's Form
                                    10-KSB for the period ended December 31, 1997.)

10(i)(b)          *                 Real  Estate   Purchase   Agreement,   dated
                                    October 10, 1997, between the Company's wholly owned subsidiary, CyberState, Inc., and Richard Surber. (Incorporate herein by reference from Exhibit No. 10(i)(c) of the Company's Form 10-KSB for the period ended
                                    December 31, 1997.)

10(i)(c)          *                 Real  Estate   Purchase   Agreement,   dated
                                    October 10, 1997, between the Company's wholly owned subsidiary, CyberState, Inc., and Allen Wolfson. (Incorporate herein by reference from Exhibit No. 10(i)(d) of the Company's Form 10-KSB for the period ended
                                    December 31, 1997.)