Form 10QSB/A
period 1998-09-30
CYBERAMERICA CORP
filed 1998-11-25
CIK 788738

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

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS


         State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state contends that certain waste material is still present on the site and that any remaining material needs to be removed from tanks and an oil/water separator located on the property. The Complaint requests that the court award the state civil damages in an amount to be determined at the time of trial. Local counsel has been retained and efforts to work toward resolution of the claims asserted is ongoing.

         No other material developments occurred in the third quarter regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 1997.


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



                            CYBERAMERICA CORPORATION

                            /s/ Richard Surber
                            ------------------------
                            Richard Surber                    November 25 , 1998
                            President, Chief Executive Officer and Director


                            /s/ Wayne Newton
                            ------------------------
                            Wayne Newton                      November 25 , 1998
                            Controller

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