Form 10QSB/A
period 1998-09-30
CYBERAMERICA CORP
filed 1999-02-17
CIK 788738

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



Year 2000 Compliance

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The Company's hardware investigations revealed that none of its PC's were Year 2000 compliant. The Company also investigated available software to correct the problem. Investigations revealed the Company would have to purchase new hardware to upgrade the existing system and PC's for Year 2000 compliance.

         The Company has started to purchase the necessary hardware and is currently in the process of upgrading the existing system and PC's. The Company anticipates that it will achieve hardware and software Year 2000 compliance by June 30, 1999. Based on the Company's current knowledge and investigations, the expense of the Year 2000 project is expected to cost less than $10,000.



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



                            CYBERAMERICA CORPORATION

                            /s/ Richard Surber
                            ------------------------
                            Richard Surber                    February 16, 1999
                            President, Chief Executive Officer and Director


                            /s/ Wayne Newton
                            ------------------------
                            Wayne Newton                      February 16, 1999
                            Controller

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