Form 10KSB
period 1998-12-31
CYBERAMERICA CORP
filed 1999-04-15
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

    [ ] Transition  report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 (No fee required) for the transition period from         to
                                                            ---------  ---------
         Commission file number:  I-9418


                            CyberAmerica Corporation
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Nevada                                      87-0509512
 ------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)


                                 (801) 575-8073
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class               Name of each Exchange on Which Registered
------------------------------         -----------------------------------------
Common Stock ($0.001 Par Value)                          None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X                       No
                          -----                       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 1998, were $4,189,634.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,120,289 based on the average closing bid and asked prices for the Common Stock on April 14, 1999.

At April 14, 1999, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 3,042,673.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................3

Item 3.       Legal Proceedings...............................................12

Item 4.       Submission of Matters to a Vote of Security-Holders.............14


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........14

Item 6.       Management's Discussion and Analysis or Plan of Operation.......15

Item 7.       Financial Statements............................................20

Item 8.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................21

                                    PART III

Item 9.       Directors and Executive Officers............................ ...21

Item 10.      Executive Compensation..........................................23

Item 11.      Security Ownership of Certain Beneficial Owners and Management..23

Item 12.      Certain Relationships and Related Transactions..................24

Item 13.      Exhibits, List and Reports on Form 8-K..........................26

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

Business Development
--------------------

     As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated on July 10, 1984 in Ohio as The Canton Corporation, the Company adopted its present name in June 1996. Current management obtained controlling ownership of the Company in the second quarter of 1992. The Company changed its domicile to Nevada on March 9, 1993 through a merger with a Nevada corporation bearing the exact name as the Company. Under the direction of prior management, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of Illinois on February 22, 1988. Current management completed the Company's exit from bankruptcy on November 7, 1994 pursuant to the Bankruptcy Court's order of the same date.

     Since 1992, the Company has concentrated its operations primarily on the acquisition, management, sale and lease of real estate holdings and on providing financial consulting services. However, in 1996 the Company developed a new division of operations related to the preparation, development and marketing of Internet virtual malls. These operations were conducted through a wholly owned subsidiary known as CyberMalls, Inc. ("CyberMalls"). The Company made significant expenditures toward the development of CyberMalls including purchasing considerable amounts of computer equipment and hiring a staff of approximately 25 individuals. Unfortunately, CyberMalls failed to generate any significant revenues and the Company lacked the ability to provide CyberMalls with the cash infusion necessary to successfully operate. On February 25, 1997, the Company discontinued substantially all of CyberMalls' operations.

     On October 30, 1998, the Company decided to restructure its operation by entering into an Acquisition Agreement with Innovative Property Development Corporation, a Nevada corporation ("IPDC") a majority owned subsidiary of the Company. The Company owned 55% of IPDC issued and outstanding shares of common stock prior to the consummation of the Acquisition Agreement. Pursuant to the terms of the Acquisition Agreement the Company transferred ownership of its shares in several of its subsidiaries to IPDC in exchange for 1,382,528 shares of restricted stock of IPDC. Specifically, the Company transferred all of its shareholdings in: Canton Commercial Carpet Corporation, Canton Industrial Corporation of Salt Lake City, Wasatch Capital Corporation, Oasis International Hotel & Casino, Inc., Oasis International Corporation, West Jordan Real Estate Holdings, Inc.,Canton Financial Services Corporation, Hudson Consulting Group, Inc., and Canton's Wild Horse Ranch II, Inc. The purpose of this transaction was to eventually create several real estate divisions that specialized in particular segments of the real estate industry.

     As a result of the consummation of the Acquisition Agreement, the Company increased its ownership in IPDC to 78.5%. For more information on this transaction, see "Item 2. Acqusition or Disposition of Assets" inthe Company's Form 8K filed on December 22, 1998.

     Subsequently, IPDC was introduced to an Internet company, China Mall, Inc. that was interested in being acquired by IPDC. Consequently, IPDC. decided to divest itself of all its subsidiaries in preparation for the acquisition of China Mall, Inc., a Delaware corporation. China Mall, Inc. is an Internet company that provides: Internet marketing, selling, information, and web leasing designed in part to facilitate trade between the United States and China.

     On April 2, 1999, IPDC signed an Acquisition Agreement with Diversified Holdings, I, Inc. ("DHI"), a Nevada corporation, which was wholly owned by the Company. Pursuant to the terms of this Acquisition Agreement, IPDC divested itself of all of its subsidiaries in exchange for 982,528 shares of IPDC common stock which was previously owned by the Company, and 222,220 shares of DHI. The effect of this transaction will be that the Company will own 90% of DHI and DHI will own at least a majority interest in the following entities excepting Wasatch Capital Corporation of which DHI will own a 20% interest: Canton Commercial Carpet Corporation, Canton Industrial Corporation of Salt Lake City, Wasatch Capital Corporation, Oasis International Hotel & Casino, Inc., Oasis International Corporation, West Jordan Real Estate Holdings, Inc.,Canton Financial Services Corporation, Hudson Consulting Group, Inc., Canton's Wild Horse Ranch II, Inc.,CyberLacrosse, Inc., Cyberstudio, Inc., Diversified Holdings XIX, Inc., Diversified Land & Cattle Company, Golden Opportunity Corporation, Great Basin Water Corp., Lexington Three Mile East Terrace Mountain Estates, Inc., Lexington, Four Mile East Terrace Mountain Estates, Inc., Lexington One Mile East Little Pigeon Mountain Estates, Inc. and Taylor's Landing, Inc.

     The Acquisition Agreement between IPDC and DHI is expected to be consummated on April 15, 1999, and Acquisition of China Mall, Inc. by IPDC is expected to be consummated by April 30, 1999. The Company's shareholder interest in IPDC is expected to be reduced to approximately 453,550 shares or less than 5 % of IPDC's issued and outstanding shares of common stock after it acquires China Mall, Inc.

       Upon consummation of the Acquisition Agreement between DHI and IPDC, the Company intends to create several real estate divisions based upon its current holdings that specialize in particular segments of the real estate industry. The Company is considering the benefits of spinning off some or all of these subsidiaries and eliminating or selling its consulting companies.

Business of Issuer
------------------

     The Company's operations primarily involve the acquisition, management, lease and sale of real estate holdings. Over the past seven years, the Company has acquired a wide variety of commercial and residential properties. The Company owns several real estate holdings in Utah and also owns properties in other parts of the United States. The Company seeks to locate and acquire undervalued real estate (which is primarily commercial) with little or no cash down. Once acquired, the Company's real estate holdings are leased. While the Company seeks to generate and maximize rental income through the management and lease of the property, the Company's primary goal is to acquire real estate which will substantially appreciate in value and for which the Company can realize a substantial gain upon disposition. For further information on the Company's real estate holdings, see "Item 2. Description of Property" and "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Through it subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc., the Company also provides a variety of financial consulting services to a wide range of clients. As used in this discussion, the term Company will encompass one or both of these subsidiaries. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation and advises with respect to general corporate problem solving.

     Prospective clients for the Company's consulting services are located by the Company through advertising and referrals. The Company also researches various databases and identifies public companies potentially interested in the Company's services. The Company also advertises its services to targeted corporations. Referrals by current and previous clients have provided the Company with additional clients.

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

     The Company had a total of 36 employees, 31 of whom were full time employees, on March 31, 1999.


ITEM 2.       DESCRIPTION OF PROPERTY

     The Company owns or leases industrial, commercial, warehouse, office and undeveloped commercial real estate. The acquisition of properties has not been limited to any specific geographic area, but has been dictated by the perceived appreciation potential and terms of financing. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of 1998, the Company owned, leased, or had interests in properties in Utah, Louisiana, Illinois, Virginia, West Virginia, Arizona and Nevada.

     The Company's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. During the past year, the Company has continued to place an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, the Company's policy has been to focus primarily on terms of financing and potential return on capital. The Company generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of the Company's common stock ("Common Stock"). The Company has been successful in acquiring several properties in this fashion.

     The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or type of investment. However, the board of directors at its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

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

     Below is a list of the properties owned by the Company and/or its consolidated subsidiaries as of December 31, 1998. Also included are any changes in the ownership status of such properties which have occurred between the end of 1998 and the filing of this Form 10-KSB. Of the Company's properties, the Oasis, Nevada property and General Lafayette Motel in Baton Rouge, Louisiana that have a book value amounting to ten percent (10%) or more of the total assets of the Company. All reference to current principal balances of encumbrances against the properties are as of December 31, 1998 only.

Oasis, Nevada Property
----------------------

     Oasis International Corporation ("OIC"), a consolidated subsidiary of the Company, owns approximately 1,076 acres of mostly raw land located in Elko County, Nevada. Oasis International Hotel and Casino, Inc. ("OIHC"), a consolidated subsidiary of the Company's also owned approximately 30 acres of mostly raw land located in Elko County, Nevada as of December 31, 1998. The 1,106 acres of land have water rights to over sixteen hundred acre feet of water per year (the "Oasis Property").

     On December 31, 1998, the 1,076 acres held by OIC was subject to a $900,000 note executed in favor of the seller and secured by a first deed of trust (the "Note"). The 30 acres held by OIHC is not subject to any liens or mortgages. Under the terms and conditions of the Note, OIC is required to make quarterly payments of $31,475 which includes both interest payments and principal reductions. The entire $343,942 in remaining unpaid principal and accrued interest become due and payable on January 1, 2006. There are no pre-payment penalties and the contract provides for the payoff and reconveyance of specific tracts of land within the parcels covered by the deed. Other than property taxes that will become due and payable, there are currently no other encumbrances on the Oasis Property.

     OIC currently operates a 48 unit mobile home park. The current occupancy rate is 100%. The mobile home park generates $8,000 in monthly gross rental revenues.

     On May 11, 1998, OIHC sold 18.289 acres (OIHC originally held approximately 50 acres which was acquired on December 27, 1995) to Oasis Hotel, Resort & Casino - III, Inc.("Oasis III") for $5,000,000 with the terms specified below. The 18.289 acres of land, sold to Oasis III, included a truck stop facility which consisted of a small Motel, a gas station, a small restaurant and office space.

     The terms of purchase  included:  (1) the  payment One Million  (1,025,000)
shares of restricted stock in Oasis Resorts International, Inc., a publicly traded company on the OTC bulletin board; (2) the assumption of a $550,000 first deed of trust; and (3) acceptance of a $3,425,000 second deed of trust with a term of 30 years, bearing interest at 9% annually, with payments due monthly.

     OIHC originally held approximately 50 acres of land in Oasis, Nevada subject to a $300,000 promissory note. As a result of the sale of 18.289 acres to Oasis III, the promissory note holder agreed to release OIHC from the $300,000 note in exchange for 100,000 shares of the Company's restricted common stock and Oasis III's assumption of a $550,000 deed of trust on the 18.289 acres. One of the ancillary effects of the sale of the 18.289 acres to Oasis III, was that OIHC obtained title to its remaining parcels of land free and clear of all liens.

     Although the Company believes that the sale of the 18.289 acres was in the best interest of the Company, the Company is aware that Oasis III's ability to pay pursuant to the terms of the second deed of trust is contingent upon Oasis III's ability to generate revenues as a start up venture with no operating history or present ability to pay based upon a lack of revenues. Consequently, Oasis III is considered a high credit risk and there is a substantial possibility that Oasis III could default.

     On January 11, 1999, OIHC consummated the sale of a 1/2 interest in 1.450 acres of land to Pienne Chow Sau Har in exchange for: (1) 31,250 shares of Oasis Hotel, Resort & Casino - I, Inc., (2) 31,250 shares of common stock of Oasis Hotel, Resort & Casino - II, Inc. (3) a secured promissory note in the amount of $160,000, dated February 1, 1996, held by Ms. Chow. The maker of the $160,000 promissory note China Food & Beverage Company has been in default since October 1, 1997. OIHC is in the process of enforcing its rights under the promissory note.

     On January 11, 1999, OIHC consummated the sale of 2.145 acres to Oasis Fields, L.L.C. for $120,000 cash and the execution of a promissory note in the amount of $480,000. The terms of the promissory note call for the payment of $480,000 plus accrued interest at a rate of 7% annually due and payable on

January 11, 2000. The note is secured by the 2.145 acres. Oasis Fields, L.L.C. was formed for the specific purpose of purchasing and improving the 2.145 acres. Oasis Fields, L.L.C. is considered a high credit risk because it has no operating history. Consequently, OIHC's probability of having to foreclose upon the property is very high unless Oasis Fields, L.L.C.'s plans to improve the
2.145 acres are successful.

     During the year the Company began its plans to subdivide a 58 acre parcel of undeveloped land in Oasis, Nevada. On July 1, 1998, OIC entered into a Contract for Engineering Services with High Desert Engineering ("Engineering"). Engineering has been engaged to provide professional engineering services for the purpose of designing and preparing a tentative subdivision map for the 58 acre parcel. OIC plans to sell lots for approximately $38,000 each. OIC plans will include a total of 217 lots. The cost to design and prepare the map is estimated to be $17,000. The cost to actually subdivide is estimated at $15,000 a lot or $3,255,000 for the entire project. OIC's development of its plans are contingent upon obtaining adequate financing. OIC is currently seeking financing from banks and other sources. No guarantees can be given that OIC will be successful in obtaining financing.

     The federal tax basis of the Oasis Property is $1,018,435. The realty tax rate is .024204 and the annual realty taxes for 1998 were $6,798. The Company is of the opinion that this property is adequately covered by insurance.


The General Lafayette Motel - Baton Rouge, Louisiana
----------------------------------------------------

     Innovative Property Development Corporation ("IPDC"), a consolidated subsidiary of the Company, acquired, through a Stock Acquisition Agreement ( the "Agreement"), 51% of the shares of common stock of a Louisiana Corporation known as Golden Opportunity Development Corporation ("Golden"). Golden's sole asset is the General Lafayette Inn, a 134 unit Motel and restaurant, and four adjacent office/retail buildings, in Baton Rouge, Louisiana (the "Motel"). The Motel is located next to the Mississippi River, three blocks from a river boat dock, at 427 Lafayette Street, Baton Rouge, Louisiana 70802.

     IPDC initially advanced the sum of $15,810 to cover operating deficiencies related to the Motel and transferred 118,520 shares of restricted stock of Oasis Resorts International, Inc. (f.k.a. Flexweight Corporation) in exchange for the transfer of the 51% interest in Golden from the Smith Trust and San Pedro Securities, Ltd..

     The Motel is subject to a mortgage in the principal amount of $1,900,000.00. Principal and interest on the mortgage are payable in monthly installments of $11,391.46 until July 1, 2027, when the remaining principal and interest are due in full.

     The Company has plans to either renovate or sell the Motel. Golden has retained the services of an architectural firm in its effort to begin renovations and thereby, comply with requirements of becoming a Days Inn Franchise. On October 15, 1998, Golden signed a License Agreement with Days Inn. Golden has not been able to successfully obtain financing as of the March 15, 1999. Consequently, the Days Inn franchise Licensing Agreement has been rescinded. However, Days Inn has represented that it will enter into a new Licensing Agreement upon Golden being able to obtain adequate financing to comply with the renovation requirements as set forth by Days Inn. The estimated cost of renovation is expected to be approximately $1.2 million. Upon completion of the necessary renovations, the Motel will have an estimated value of $6.2 million according to an MIA appraisal report prepared for various lending institutions who may have an interest in financing the renovation. The completion of renovations and the successful retention of the Days Inn franchise would significantly increase the Motel's rental revenues.

     During the year the Company expended approximately $230,211 in improvements and other expenses relating to the operation of the Motel. The Motel is expected to operate at a loss until the renovations can be completed. The Company's prospects for increasing value and realizing a profit on the Motel are primarily contingent upon Golden's ability to obtain adequate financing to renovate the Motel. Upon completion of the renovations to the Motel, management believes that the Motel has the potential to operate at a substantial profit. However, there is no guarantee that adequate financing will be secured or that the Motel will obtain profitability.

     The Motel currently has an occupancy rate of 55%. The Motel generates monthly rental revenues of $29,863. The low occupancy rate is due in part to the fact that 60 rooms are in need of substantial repairs and are unrentable. The Company is of the opinion that this property is adequately covered by insurance.

     The federal tax basis of the Motel is $2,599,846. The facilities are being depreciated by straight line method over a period of 39 years. The realty tax rate is .024204 and the annual realty taxes for 1998 were $16,298. The Company is of the opinion that this property is adequately covered by insurance.


                                OTHER PROPERTIES

The New Brigham Apartment Complex - Ogden, Utah
-----------------------------------------------

     On July 23, 1998, Canton's Commercial Carpet Corporation ("CCCC"), a consolidated subsidiary of the Company, acquired a two-story 18 unit apartment building that includes 7,500 square feet of commercial space located at 2402 Wall Avenue in Ogden, Utah. The total purchase price was $850,000. CCCC put $5,000 down and financed the purchase price by obtaining a first mortgage of $125,000 at an annual interest rate of 13% for a 12-month period and a second mortgage from the seller for $50,000 amortized over a 12-month period with an annual interest rate of 10%. These two loans are secured by four units in the apartment complex. The $670,000 balance is being financed by the seller with payments that are based upon a 20-year amortization with an interest rate of 7% for the first two years, which escalates to 9% for the remaining term with the balance to be paid in full on or before 6 years from the date of inception with no prepayment penalty. The $670,000 loan is secured by the entire apartment complex excepting the four units mentioned above.

     CCCC has obtained the necessary licenses to complete the conversion of the apartments to condominiums. CCCC's plan is to sell the 18 condominiums at an average price of approximately $60,000 per condominium. To date, no sales have been consummated. Pending the sale of the units, CCCC is considering renting the units on a short term basis. CCCC is also actively searching for a commercial tenant to occupy the 7,500 square feet of commercial space. The Company is of the opinion that this property is adequately covered by insurance.

The Wallace-Bennett Building - Salt Lake City, Utah

     The Wallace-Bennett Building is located at 55-65 West 100 South, Salt Lake City, Utah. The property was purchased by Wasatch Capital Corporation ("Wasatch") on November 29, 1994. The Company through its majority owned subsidiary IPDC owns twenty percent (20%) of the capital stock of Wasatch. The building is a 36,797 square foot, turn-of-the-century multi-story office building. Currently, only a portion of the ground floor is rented. The rentable ground space in the building is adequate for its current uses, but the additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated.

     The property is subject to a promissory note secured by a first trust deed with a current principal balance of $427,999 and bearing 10% interest per annum. Total monthly principal and interest payments are $7,930. The note matures in November 1999, when the remaining $381,113 in principal and interest comes due. Other than property taxes that will become due and payable, there are no other encumbrances on this property.

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

The Plandome Building - Salt Lake City, Utah
--------------------------------------------

     The Plandome Building is located at 69-75 East 400 South, Salt Lake City, Utah. In October 1993, the building was acquired by Canton Industrial Corporation of Salt Lake City ("CICSLC"), a consolidated subsidiary of the Company, for $781,214. This historic three-story building constructed in 1904 contains 15,300 square feet of office and retail space and is eligible to be listed on the National Register of Historic Places.

     On December 23, 1998, CICSLC sold the Plandome Building to Starker Services, Inc. and Vasilios Priskos ("Buyers") for $1,200,000. Pursuant to the terms of sale, CICSLC accepted: (1) $324,000 in cash at closing; (2) a $576,000 all inclusive promissory note, secured by an all inclusive trust deed, with interest accruing from December 23, 1998, on the unpaid portion of the note at 9% per annum with monthly payments of $4,762 until October 14, 1999 when the remaining balance becomes due; and (3) a $300,000 note secured by a deed of trust which accrues interest at a rate of 8% per annum. The principal with accrued interest become due and payable on or before December 24, 2001.

CyberAmerica Corporate Office Building - Salt Lake City, Utah
-------------------------------------------------------------

     Canton's Commercial Carpet Corporation ("CCCC"), a consolidated subsidiary of the Company, owns a building located at 268 West 400 South in Salt Lake City, Utah which is currently used as the Company's headquarters and principal offices ("Office Property").The Office Property is a two story building with 14,347 net rentable square feet of office space. CCCC purchased the building on March 6, 1998, by exercising its option to purchase the building through the payment of $418,762. CCCC financed the purchase price and borrowed an additional sum of $222,489 which is secured by the Office Property.

     On December 30, 1998, CCCC refinanced the Office Property. CCCC obtained a first mortgage from Southern Pacific Bank in the amount of $588,250. The first mortgage is amortized over 30 years with an adjustable initial interest rate of 7.7% per annum with initial monthly payments of $4,194. The interest will not exceed 12.7% over the term of the mortgage. In order to complete the refinance, Southern Pacific Bank required a personal guarantor on the mortgage. Allen Wolfson, a control person and employee of the Company, agreed to guarantee the loan which allowed CCCC to maintain control of the Office Property. For more information on the guarantee see "Item 12. Certain Relationships and Related Transactions."

     On December 30, 1998, CCCC also obtained a second mortgage on the Office Property in the amount of $70,000. The second mortgage is amortized over 10 years with a fixed interest of 15% per annum with monthly payments of $1,130. The balance of the loan is due payable on or before January 31, 2001.

     The Company currently occupies approximately 50% of the building with the remaining 50% subleased to an investment company, a mortgage company and a telemarketing company. Total annual rents from the unrelated tenants equal $68,175, or $12.11 per square foot. Improvements have been made to the property including carpeting, painting and remodeling the second and third floors. The Company is of the opinion that this property is adequately covered by insurance.

Vale Terrace Property - Vista, California
-----------------------------------------

     Innovative Property Development Corporation ("IPDC"), a consolidated subsidiary of the Company, held an indirect ownership interest in a 28,800 square foot two-story office building located at 956 Vale Terrace Drive in Vista, California. Pursuant to the terms of purchase, the seller was to lease the Vale Terrace building from September 1997 until July 1998 and continue making monthly interest payments on the underlying $400,000 note secured by the property. In February 1998, IPDC received notice from the holder of the first deed of trust, that the monthly interest payments had not been paid and that the note was in default. The seller's failure to make payments on the underlying note constituted a breach of contract. The seller failed to cure its breach and IPDC did not cure the default on the underlying note. Consequently, a forced sale of the property occurred on May 13, 1998. The $400,000 note secured by a first deed of trust was satisfied in full. The Company booked a loss of $272,220 during 1998 as result of the foreclosure. The Company may pursue the seller for damages resulting from the sellers breach under the purchase contract. For a more detailed description of the property, see "Item 2. Description of Property" in the Company's Form 10-KSB for the year ended December 31, 1997.

Nephi, Utah Properties
----------------------

     Two consolidated subsidiaries of the Company own a total of three commercial properties in Nephi, Utah. These subsidiaries will be collectively referred to as the Company for purposes of this description. The first property is a 4,696 square foot building located at 26 South Main Street, Nephi, Utah which is designed for use as a small tavern. The Company acquired the building, as well as furniture, inventory and supplies associated with the operation of the tavern, in April 1997. The building is subject to a 7% note secured by a deed of trust on the property. The note has a current principal balance of $179,938 and requires monthly payments of $1,305 until May 2004, when the full $161,206 in remaining principal and accrued interest are due in full. The entire building is leased to one tenant who operates a tavern in the building. The lease requires the tenant to pay annual rent of $18,000, or $3.83 per square foot. The lease expired in February 1999, but the tenant has an option to extend the term until February 2005.

     The second piece of commercial property in Nephi, Utah is a 2,200 square foot building located at 390 South Main in Nephi and which is designed for use as a cafe (the "Tiara Cafe"). The Company acquired the Tiara Cafe, as well as all equipment, furniture and supplies used in the operation of the cafe, in July 1997. The Tiara Cafe is subject to a 7% note secured by a deed of trust on the property. The note came due in January 1, 1999; However, the Company has received a verbal extension for an unspecified period of time. The full balance of approximately $96,475 of remaining principal and interest must be paid by April 13, 1999 or the property may be foreclosed upon. The Company is currently seeking financing. In the event that the Company does not obtain financing, the Company may purchase the property with cash.

     The entire Tiara Cafe is leased to one tenant who operates a restaurant on the premises. The lease requires the tenant to pay annual rent of $13,200, or $6.00 per square foot. The lease expires in July 1999, but the tenant has the option to extend the term until July 31, 2003.

     The third piece of commercial property in Nephi, Utah is a 4,000 square foot building located at 65 South Main in Nephi which is also designed for use as a cafe (the "Celebrations Cafe"). The Company acquired the Celebrations Cafe, along with all equipment, furniture and supplies used in the operation of the cafe, in April 1997. The Celebrations Cafe is subject to a 15% note with a principal amount of $56,000. Interest only payments on the note are payable in monthly installments of $700 until August 1, 2002, when the $56,000 in principal is due in full. The Celebrations Cafe is also subject to a second note of $70,000 bearing an interest rate of 6% per annum. Interest only payments on the second note are due in monthly instalments of $350 until August 1, 1999, when the full $70,000 in remaining principal is due. The Celebrations Cafe is currently leased to one tenant who operates a restaurant on the premises. The lease requires the tenant to pay $1,300 per month or $3.90 per square foot. The lease expires in September 1999 but the tenant has an option to extend the term until September 2004. The Company is of the opinion that all of these properties are adequately insured.

Glendale Plaza - Salt Lake City, Utah
-------------------------------------

     The Glendale Plaza is located at 1100 South Glendale Drive, Salt Lake City, Utah. West Jordan Real Estate Holdings, Inc., a consolidated subsidiary of the Company, currently leases the retail shopping plaza and has an option to purchase the property for $799,000. The option expires on August 31, 2001. The monthly lease payments on the Glendale Plaza are $5,663 and the option price is reduced each month by the lease payments. The property contains 76,831 square feet of rentable retail space and approximately 100% is subleased to tenants. A retail market occupies 13,200 square feet of the building and a merchant store an additional 27,225 square feet. These are the only tenants of the Glendale Plaza which occupy more than ten percent of the premises. The Glendale Plaza generates approximately $168,997 in annual rental income, or $2.19 per square foot. Present plans are to continue to operate the building as a retail shopping plaza and to increase the rental rate. No major renovations, improvements or development plans have been made for this property. Property taxes and assessments have been paid in full on the property. The Company is of the opinion that this property is adequately covered by insurance.

Brian Head Condominiums - Brian Head, Utah
------------------------------------------

     Canton Financial Services Corporation ("CFSC"), a consolidated subsidiary of the Company, owns three condominium units located in close proximity to Brian Head Ski Resort and the surrounding resort town in Southern Utah. CFSC has acquired the condominium units for investment purposes and has contracted with a management firm who rents the units on a short-term basis. The first unit is subject to a note with a current principal balance of $30,717 and bearing an interest rate of 9.5% per annum. Monthly payments on the first unit are $363, with the principal and interest amortized over a period of 17 years. The second unit is subject to a note with a current principal balance of $33,313 and bearing an interest rate of eight 8.25% per annum. Monthly payments on the second unit are $302 until October 2001 when the remaining $30,677 comes due in full. The third unit is subject to a note with a current principal balance of $39,809 and bearing an interest rate of 8.75% per annum. Monthly payments on the third unit are $362 until July 2002 when the remaining $36,570 comes due in full. There are no prepayment penalties on any of the units.

     CFSC has an option to purchase a fourth condominium in the Brian Head area pursuant to a lease option agreement it executed with Richard Surber, the Company's president, director and chief executive officer, in August 1997. Mr. Surber owns the condominium subject to a note on the property secured by a deed of trust. CFSC leases the condominium for $900 per month, almost all of which is applied to the monthly obligations on the first note. CFSC has an option to purchase the condominium through a payment of $82,100, which is reduced monthly by the extent to which CFSC's monthly rental payments decrease the principal balance due on the note. The lease option also contains an alternative option price in the event the unit appreciates dramatically during the term of the lease. CFSC is also required to pay all taxes, condominium fees, maintenance and repair expenses and other charges on the property. CFSC has the ability to manage, control and sell the condominium unit during the term of lease. For more information on this lease, see "Item 12. Certain Relationships and Related Transactions."

The Parkersburg Terminal - Parkersburg, West Virginia
-----------------------------------------------------

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

     The West Virginia Division of Environmental Protection (the "WVDEP") has filed suit against the Company seeking the completion of environmental clean up procedures. At one time, the above ground storage tanks and related hardware on the property were leaking unidentified contents into the nearby river. Testing performed on the site indicates that all remaining storage tank contents are crude oil remnants. The test results have been submitted to the WVDEP and the WVDEP has demanded additional testing be conducted with respect to the containment and removal of all waste materials remaining on the site. The Company is in the process of obtaining additional tests to comply with the WVDEP's demands. For more information on the suit filed against the Company see "Item 3. Legal Proceedings."

The Canton Plant - Canton, Illinois
-----------------------------------

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

     The Canton Plant had been previously used by the Company for tire recycling operations, but had been almost entirely vacant for the past year and had limited commercial use prior to the fire. The buildings which remain after the fire are suitable only for limited manufacturing use and the Company will likely need to substantially renovate or develop the property in order to make it commercially viable including the removal of all asbestos containing materials. The Company is currently researching potential future options with respect to the property, but no future development plans have been made as of the filing of this Form 10-KSB.

     The Canton Plant is currently vacant. The only current encumbrances on the property are accumulated property taxes, penalties, and assessments totaling approximately $543,276 of which portions are delinquent as far back as 1988. The property taxes, penalties and assessments must be paid by May 17, 1999 or the property will be subject to tax sale by Fulton County. The Company is currently in negotiations for the sale of this property. The Company hopes to satisfy all liabilities relating to the Canton Plant, if it is successful in its negotiations. If the Company's attempts to consummate a sale are not successful within the statutory period of time allowable for redemption of the property, the Company will allow the Canton Plant to be sold at the tax sale and has no plans to attempt to redeem the property.

     The Canton Plant is also the subject to two separate pending proceedings with the State of Illinois. The first of these proceedings was filed in the Ninth Judicial Circuit for the State of Illinois and was brought to enforce environmental cleanup in compliance with federal and state required environmental laws, rules and regulations. The second proceeding was filed with the Illinois Pollution Control Board which involves reimbursement of expenses incurred by the State of Illinois in the removal of waste tires from the Canton, Illinois property. On March 5, 1998, the Company was ordered to pay $326,154 in reimbursement costs. See "Item 3. Legal Proceedings" for more information on these proceedings.

KMC Plant - Cheriton, Virginia
------------------------------

     The former KMC food plant and warehouse ("KMC Plant") is located in the vicinity of Cheriton, Virginia. The property was purchased by Diversified Holdings XIX, Inc., a wholly owned subsidiary of the Company on August 2, 1996. The KMC Plant is located on approximately 65 acres and has railroad spur access with the Penn Central Railroad. The property has structures for the manufacture, storage and distribution of food products. The property is zoned for industrial use. The KMC Plant has been vacant and unused since the property was acquired and is in disrepair. The property is subject to an environmental impact investigation by the Virginia State Water Control Board and related agencies. For more information on KMC Plant, see "Item 3. Legal Proceedings - Possible Actions by Governmental Authorities". Aside from potential environmental claims, there are no known encumbrances on the property.

     The Company does not plan to renovate, restore or improve the property and intends to attempt to lease or sell the property as is. The Company is currently in negotiations to sell the property. There appears to be limited market demand for this property, so there is a substantial likelihood that the property will remain vacant for some time. The Company is of the opinion that the property is adequately insured.

Investments in Raw Land
-----------------------

     Through several subsidiaries, the Company owns a total of approximately 6,915 acres raw, unimproved land located in undeveloped regions of Box Elder County, Utah. These subsidiaries will be collectively referred to as the Company for purposes of this description. The Company purchased this land through several different transactions beginning in August 1996 and continuing throughout 1997. Of the total acreage, approximately 1,975 acres are subject to three separate notes with a combined principal balance of $42,093 and secured by separate deeds of trust. The notes on these 1,975 acres each accrue interest at a rate of 7% per annum and provide for monthly payments totaling $498. The notes mature in November of 2004 when the remaining $20,515 in principal balance is due in full.

     The total acreage also includes an additional 1,280 acres which are subject to two separate note with a total current principal balance of $78,728 and secured by two separate deeds of trust. The notes on these 1,280 acres accrue interest at a rate of 8.25% per annum and provide for monthly payments totaling $599. The notes mature in July of 2007 when the remaining $70,818 in collective principal balance is due.

     The Company also owns a separate parcel totaling 1,280 acres subject to a note with a current principal balance of $89,620 and secured by a deed of trust. The note on these 1,280 acres accrues interest at a variable rate (currently at 5% per annum) and provides for annual payments of $8,962. All principal and interest on the note will be paid in December 2012. There are no balloon payments due on the note.

     An additional 2,240 acres of the total are subject to a note with a current principal balance of $120,712 and secured by a deed of trust. The note on these 2,240 acres accrues interest at a rate of 8% per annum and provides for annual payments of $12,708. The note matures in December of 2001 when the remaining $113,694 in principal balance is due.

     Finally, the total acreage includes 140 acres of raw land subject to a note with a current principal balance of $4,785 and secured by a deed of trust. The note on these 140 acres accrues interest at 6.5% and requires monthly payments of $61. The note matures in August of 2004 when the remaining $2,028 in principal balance is due.

     Since August 1994, the Company has owned 13.22 acres of raw, unimproved land located in Pima County, Arizona near the City of Tuscon. The property is subject to a Deed of Trust with a current balance of $41,785, providing for interest at an annual rate of 8%. Total monthly principal and interest payments are $825. A balloon payment of approximately $40,689 plus accrued interest was due in March 1999. However, the Company has negotiated an extension until 2003 when the remaining balance will be due. The only other encumbrances on the property are unpaid property taxes and mineral assessments of $8,172 and restrictive covenants placed upon any future development of the land pertaining to the number of dwellings and the style of the buildings.

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


ITEM 3.       LEGAL PROCEEDINGS

     The following are material pending cases involving the Company:

     CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - Suit was filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as file no. 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants. The company has filed a Second Amended Complaint in the case. Discovery is ongoing with depositions to be scheduled during this year. The Company has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million.

     Key L.C. Corporation vs. Paragon Capital Corporation, Allen Z. Wolfson, CyberAmerica Corporation and Robert J. D'Aleo - Key L.C. filed suit in Federal District Court of Utah, Central Division on December 18, 1996, Case Number 2:96 CV 1054B, alleging that each of the named defendants violated the Securities Exchange Act of 1934 in the sale of CyberAmerica stock to Key L.C.. The Company filed an answer denying any liability for the claims of the Plaintiff and a cross-claim as to the other named defendants in the event that Plaintiff is found to be entitled to any recovery. In February 1998, all claims were settled with mutual releases, the Company has paid an agreed sum to Key L.C. The Company considered the amount paid reasonable in light of expected costs of litigation.

     Canton Financial Service Corporation v. The Renno Group, Inc. - CFSC's claim is pending before the United States District Court for the Middle District of Florida, Tampa Division, Case Number 96-2367-CIV-T-24-E. The complaint seeks payment of consulting fees and the delivery of shares, an obligation created in the merger of a third party with an existing corporation and the services of CFSC in bringing that event to pass. Cash in the amount of $15,000 is sought plus delivery of 355,029 shares of the common stock of Network Systems International, Inc. Shares of Network have traded at times at more than $5.00 per share in 1998. Renno filed a motion for summary judgment seeking to have the court rule that Renno is not liable for the delivery of shares of Network to CFSC, the Court denied this motion. Renno filed for Chapter 7 bankruptcy protection prior to trial. An action against Network Systems is being pursued in the state courts of Florida.

     State of Illinois vs. The Canton Industrial Corporation - This action has been pending in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case Number 93MR45, since September 1993. The action seeks environmental cleanup of the Canton Plant site located in Canton, Illinois. A hearing in this matter had been set for the 6th day of February, 1998, before the Honorable Charles H. Wilhelm, prior to the hearing the state and the Company agreed to continue the matter to the end of May, 1998. Clean up and removal of the debris from the fire that destroyed significant portions of the building, includes the removal of any asbestos containing material on the site. Compliance with state and federal regulations is being sought by cooperation with the Illinois Environmental

Protection Agency and their attorneys. For more information on this matter, see "Item 2. Description of Property."

     State of Illinois vs. CyberAmerica Corporation - The State of Illinois filed a separate action before the Illinois Pollution Control Board, Case Number 97-8, Enforcement, in July 1996. This action sought recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5, 1998, the Board denied all punitive damages and ordered the Company to pay $325,398 into the State's Used Tire Management Fund. This amount was determined to be the amount expended by the state to remove tires from the Canton Plant site. The State's motion requesting that the Board reconsider its denial of punitive damages was rejected by the Board. On or about December 23, 1998 the state filed a civil action in the Fulton County Circuit Court, Case No. 98-CH-57 seeking payment of the $325,398 award made by the Pollution Control Board.

     Xeta Corporation vs. The Canton Industrial Corporation - Suit was filed in the United States District Court, in the Central District of Utah, Case Number 95CV218G on March 8, 1995. Xeta alleged that $116,500 was fraudulently transferred to the company by ATC, II, Inc. a Delaware corporation. Richard Surber and Gerald Curtis were also named as defendants in the cause of action. Xeta received a Summary Judgment as to the Company only, an appeal of that decision has been sustained by the Tenth Circuit Court. Xeta, through service of a writ of execution, seeks to compel the sale of shares of Innovative Property Development Corp. held by the company. Sales of these shares are pending with a broker of Xeta's selection. On April 14, 1999, the Company settled this judgement by paying $116,000 to Xeta in exchange for a realease, an assignment of Xeta's judgement against ATC II, Inc. and the return of its Innovative Property Development Corp. shares.

     State of Delaware vs. KMC Foods, Inc. - The Division of Revenue of the Department of Finance for the State of Delaware has made a claim in excess of $300,000 for taxes allegedly due based upon the gross revenues of KMC, a subsidiary of the Company, for the tax period of April 1, 1989 through March 31, 1992. This tax period is prior to the purchase of an interest in KMC by the company. Prior management has assured the Company that the Delaware tax does not apply as all sales of products were outside of the state of Delaware. The appeal of this claim is still pending in the State of Delaware.


     State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state contends that certain waste material is still present on the site and that any remaining material needs to be removed from tanks and an oil/water separator located on the property. The Complaint requests that the court award the state civil damages in an amount to be determined at the time of trial. Local counsel has been retained, as well as environmental engineers in an effort to work toward resolution of the claims asserted. Discussions and work on such a resolution are ongoing with state officials at this time.

Possible Actions by Governmental Authorities

     Virginia Property - Prior to its purchase by the Company, KMC Foods, Inc. operated a food processing plant near Cheriton, Virginia. KMC had sold this property prior to its acquisition by the company retaining a secured interest. In August 1996, KMC foreclosed on the property and sold it to Diversified Holdings XIX, Inc., a subsidiary of the Company. The Virginia State Water Control Board has requested the preparation of a Site Characterization Report on the site involving the extent of contamination from underground storage tanks. Diversified has entered into negotiations with local governmental officials to complete testing on the property and a potential sale is pending on the property.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During 1998, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the Boston Stock Exchange ("Exchange") under the symbol "CYA" until the close of business on May 28, 1998, when the Company was delisted for failure to meet the Exchange's minimum market value float requirements of at least $500,000. For more information on this transaction, see the Form 8-K filed by the Company on June 1, 1998. The Company's stock is now traded on OTC Bulletin Board under the symbol "CYAA."

     The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1997 and 1998. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:



                               Quarter         High             Low
                               -------         ----             ---
                1997           First           $0.41            $0.13
                ----
                               Second          $0.32            $0.12

                               Third           $0.20            $0.07

                               Fourth          $2.00*           $0.37*


                               Quarter         High             Low
                               -------         ----             ---
                1998           First           $0.75            $0.19
                ----
                               Second          $0.41            $0.06

                               Third           $0.65            $0.35

                               Fourth          $0.56            $0.28


                               Quarter         High             Low
                               -------         ----             ---
                1999           First           $0.60            $0.36
                ----



------------------------------
     *On October 31, 1997, the Company effected a 1-for-10 reverse split of its Common Stock, par value $0.001. The reverse split affected both the outstanding shares and the shares authorized for issuance by the Company, reducing the total authorized shares of Common Stock to 20 million. All fractional shares resulting from the reverse split were rounded up to the nearest whole share. All references to quantities of Common Stock throughout this Form 10-KSB have been adjusted to reflect quantities remaining after the reverse stock split. However, the high and low stock prices appearing in the table above have not been adjusted to account for the reverse and the higher prices during the fourth quarter of 1997 and first quarter of 1998 are attributable to the reverse stock split and not an increase in share price.

Shareholders
------------

     As of April 14, 1999 there were approximately 836 shareholders of record holding a total of 3,042,673 shares of Common Stock.

Dividends
---------

     The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

     On June 14, 1996, the Company declared a property dividend consisting of one share of the common stock of INFOTECH International, Inc., or the cash equivalent of such stock, for every 100 shares of the Company's Common Stock owned as of the June 24, 1996 record date. The Company has since revoked the dividend as of December 31, 1998, because the cost associated with distributing the dividend will exceed the benefit conferred upon the Company's shareholders. However, in the event that any shareholder of June 24, 1996, demands payment of such dividend the Company will pay $0.02 for every 100 shares that shareholder held in the Company as of the record date.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's operations consist primarily of two different areas of focus. The Company's primary operations involve the acquisition, lease and sale of real estate holdings. The Company also provides financial consulting services, although the Company intend to sell or discontinue its consulting division.

Real Estate Operations
----------------------

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

     Because of the expanded relative importance of the Company's real estate operations and because the Company's real estate operations primarily involve the acquisition and disposition of real estate holdings, the Company has determined that its financial statements would more fairly represent the financial position of the Company if proceeds from the sale of its real estate holdings, as well as the costs associated with such sales, were included in the

Company's operating revenue and costs of revenues, respectively. Accordingly, two substantial sales of real estate holdings significantly impacted the Company's results of operations for 1998.

     On May 11, 1998, OIHC sold 18.289 acres (OIHC originally held approximately 50 acres which was acquired on December 27, 1995) to Oasis Hotel, Resort & Casino - III, Inc.("Oasis III") for $5,000,000 with the terms specified below. The 18.289 acres of land, sold to Oasis III, included a truck stop facility which consisted of a small Motel, a gas station, a small restaurant and office space.

     The terms of purchase  included:  (1) the  payment One Million  (1,025,000)
shares of restricted stock in Oasis Resorts International, Inc., a publicly traded company on the OTC bulletin board; (2) the assumption of a $550,000 first deed of trust; and (3) acceptance of a $3,425,000 second deed of trust with term of 30 years bearing interest at 9% annually with payments made monthly. The Company booked a gain of $728,434 as a result of this transaction. For more information on this transaction, see "Item 2. Description of Property."

     On December 23, 1998, CICSLC sold the Plandome Building to Starker Services, Inc. and Vasilios Priskos ("Buyers") for $1,200,000. Pursuant to the terms of sale, CICSLC accepted: (1) $324,000 in cash at closing; (2) a $576,000 all inclusive promissory note, secured by an all inclusive trust deed, with interest accruing from December 23, 1998, on the unpaid portion of the note at 9% per annum with monthly payments of $4,762 until October 14, 1999 when the remaining balance becomes due; and (3) a $300,000 note secured by a deed of trust which accrues interest at a rate of 8% per annum. The principal with accrued interest become due and payable on or before December 24, 2001. The Company booked a gain of $367,302 as result of this transaction. For more information on this transaction, see "Item. 2 Description of Property."


     The Company recorded 1998 revenues totaling $2,462,450 as a result of the sale of these properties, as compared to revenues of $2,285,000 for 1997, when the Company realized revenue from the sale of two commercial buildings in Salt Lake City. Costs attributed to the sale of the properties were $1,366,714 for 1998 as compared to $1,122,146 for 1997, resulting in respective gross profits from real estate sales of $1,095,736 and $1,162,854. The Company sold these two properties in 1998 because both had appreciated significantly since their acquisition by the Company and the Company believed that the prices offered represented the high end of the market value for each property. The proceeds of these two sales account for a significant amount of the revenues realized by the Company during 1998 and therefore affect the comparative revenues significantly. The Company intends to sell further properties on a case by case basis provided local market conditions make such sales in the best interest of the Company and its subsidiaries. The Company can provide no assurances that it will be able to continue to generate significant revenue through the sale of real estate holdings. The ability to generate revenue in this manner will be largely dependent on, among other factors, the condition of the real estate markets in which the properties are located, the Company's continued ability to acquire properties which can be resold and the Company's ability to improve properties which it has acquired.

     The Company recorded rental revenues of $730,737 for 1998 as compared to $471,262 for 1997. This significant increase was largely attributable to the acquisition of the General Lafayette Motel in April which generated $338,359 as of December 31, 1998. During 1998, the Company took steps to decrease the overall vacancy rate of its consolidated real estate holdings including aggressively marketing its holdings to potential tenants through commissioned real estate agents and making cost-effective improvements to the holdings to increase occupancy.

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

     There are six balloon payments which come due during 1999 and which are secured by the Company's consolidated real estate holdings. While the Company intends to either fully satisfy or refinance the amounts which mature in the next year, the $792,057 in debt which will come due will likely have a material effect on the Company's liquidity, and there is a risk that the Company may lose some of its properties to foreclosure if it is not able to meet these obligations. In January, a $96,863 note secured by the Tiara Cafe property cames due in full as well as a $41,786 note secured by the raw land located in Pima County, Arizona. The note secured by the Tiara Cafe has been extended orally and the note secured by the raw land in Arizona has been extended until the year 2003. In August, there are two separate balloon payments that come due secured by the New Brigham Apartment Complex, the first is a $125,000 note and the second is a $31,436 note. There is also a third balloon payment that comes due in August, a $70,000 note secured by the Celebrations Cafe. Finally, in November, a $415,864 note secured by the Wallace-Bennett Building comes due.

     The Company, through its subsidiaries, continued to acquire additional properties during 1998, including three properties, one located in Salt Lake City, Utah; one in Ogden, Utah, which lies approximately 30 miles north of Salt Lake City; and one property located in Baton Rouge, Louisiana. For more information on these properties, see subheadings "CyberAmerica Corporate Office Building - Salt Lake City, Utah," The Brigham Apartment Complex- Ogden, Utah," and The General Lafayette Motel" under "Item 2. Description of Properties.)

     The Company is currently considering the feasibility of shifting its emphasis in acquiring real estate to specific segments of the industry based upon the types of real estate it currently holds; Rather, than on the terms of financing. For instance, the Company's majority owned subsidiary Golden Opportunity Development Corporation ("GODC") currently holds a motel in Baton Rouge, Louisiana. Accordingly, GODC would continue its efforts to acquire additional hospitality properties. The same principle would follow for the Company's other majority owned subsidiary like Canton's Commercial Carpet Corporation ("CCCC") which currently owns an apartment complex and therefore, would focus its efforts in acquiring additional residential complexes.

     The Company is in the process of researching the benefits of acquiring additional real estate based upon the type of real estate. If management decides to shift its focus, the Company will consider spinning-off certain subsidiaries in furtherance of its plans to acquire real estate based upon the types of properties which would include finding new management whose specialization would be in managing a particular type of property.

Financial Consulting Operations
-------------------------------

     During the fourth quarter of 1996, the Company determined that its resources would be better utilized if applied toward real estate investment activities. Accordingly, the Company reduced the scope and extent of the financial consulting services. Although the Company continues to provide financial consulting services, this is done on a significantly smaller scale than in past years. During 1998, the Company has made an effort to limit the types of consulting services it performs to those which have historically been the most profitable and to reduce the number of clients retaining the Company's services. Accordingly, the Company's focus has been on locating potential merger or acquisition candidates and taking a fee for arranging and structuring such transactions.

     Revenues from financial consulting for 1998 increased to $996,447, as compared to 1997 revenues of $209,856. Costs of consulting revenues also increased significantly from $170,971 in 1997 to $545,174 in 1998. The increase in costs are attributable to direct cost associated with increase in consulting revenues.

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

     The Company generates a substantial portion of its cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are closely tied to the price of its clients' securities. A decline in the market price of a client's stock can greatly effect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. During 1998, the Company incurred losses attributable to a market value decline in several investment securities previously issued to the Company as consulting fees. The Company recorded $421,753 as an expense to reflect permanent declines in the value of the Company's investment securities. The Company has additional, unrealized losses from investment securities available for sale of $24,747 which are reflected in the Company's Shareholders' Equity.

Capital Resources and Liquidity
-------------------------------

     Due the Company's debt service on real estate holdings, willingness to acquire properties with negative cash flows and acceptance of non-cash assets for consulting services, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

     During 1998, the Company sold a total of 272,000 shares of Common Stock pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Act") to Pienne Chow, an individual and resident of Hong Kong, in exchange for an investment of $17,000 in the Company pursuant to an April 17, 1998 transaction. For more information on this transaction, see the Form 8-K filed by the Company on April 17, 1998.

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

     As of December 31, 1998, $60,000 of the Debenture's face amount has been converted into Common Stock. The remaining $240,000 face amount of the Debenture is convertible into shares of Common Stock. Legong is deemed to have a beneficial ownership interest in the Company. However, the Company is unsure as to the number of shares the debenture would be convertible into as of April 14, 1999. Accordingly, the Company is currently in negotiations to reacquire the Debenture or otherwise settle the outstanding obligation on the Debenture without issuing a larger percentage of the Company's Common Stock to the holder. However, there is a significant risk that the Company will be required to either issue a substantial amount of Common Stock or pay a significant percentage of the principal in order to settle this liability. This risk could greatly affect the Company's future liquidity and capital structure.

     During the 1998 fiscal year, the Company also continued issuing shares of its Common Stock pursuant to Section 4(2) of the Act and restricted pursuant to Rule 144 promulgated under the Act. Shares of Common Stock were sold to various investors at prices discounted from prevailing market prices to account for resale restrictions. The proceeds of such sales were utilized to help the Company meet short-term financial obligations. The Company issued 483,364 restricted shares of its Common Stock during 1998 for cash payments totaling $39,500. The Company also issued 107,393 restricted shares of its Common Stock during 1998 in exchange for services rendered. By comparison, during 1997 the Company issued 284,947 restricted shares in exchange for cash payments totaling $35,000 and issued 730,727 restricted shares in exchange for services.

Results of Operations
---------------------

     The Company recorded gross revenues of $4,189,634 for 1998 as compared to $2,969,519 for 1997. This is due to a $786,000 increase in financial consulting and a $258,000 increase in rental revenues in 1998 as compared to 1997. The Company recorded an operating profit of $3,101 for 1998 as compared to an operating loss of $1,410,951 for 1997, and a net profit of $408,984 for 1998 as compared to a net loss of $2,246,274 for 1997. The Company's improvement in profitability is largely attributable to a $545,000 decrease in selling, general and administrative primarily as result of a decrease in outside consulting fees. Additionally, the Company realized a gain from the sale of investment securities of $375,323 in 1998 as compared to a loss on the sale of invesmtnet securities of $890,770 in 1997.

Year 2000 Compliance
--------------------

     The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 25% of its existing system with hardware and software that purports to be Year 2000 compliant.

     The majority of the Company's other software and hardware is not believed to be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company is expected to be fully compliant by June 30, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case

     The Company currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 complaint the Company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Forward Looking Statements
--------------------------

     The forward looking statements contained in this Item 6 and elsewhere in this Form 10KSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements.

Events Subsequent to End of Fiscal Year
---------------------------------------

     On January 11, 1999, OIHC consummated the sale of a 1/2 interest in 1.450 acres of land to Pienne Chow Sau Har in exchange for: (1) 31,250 shares of Oasis Hotel, Resort & Casino - I, Inc., (2) 31,250 shares of common stock of Oasis Hotel, Resort & Casino - II, Inc. (3) a secured promissory note in the amount of $160,000, dated February 1, 1996, held by Ms. Chow. The maker of the $160,000 promissory note China Food & Beverage Company has been in default since October 1, 1997. OIHC is in the process of enforcing its rights under the promissory note.

     On January 11, 1999, OIHC consummated the sale of 2.145 acres to Oasis Fields, L.L.C. for $120,000 cash and the execution of a promissory note in the amount of $480,000. The terms of the promissory note call for the payment of $480,000 plus interest accrued interest at a rate of 7% annually due and payable on January 11, 2000. The note is secured by the 2.145 acres. Oasis Fields, L.L.C. was formed for the specific purpose of purchasing and improving the 2.145 acres. Oasis Fields, L.L.C. is considered a high credit risk because it has no operating history. Consequently, OIHC's probability of having to foreclose upon the property is very high unless Oasis Fields, L.L.C.'s plans to improve the
2.145 acres are successful.

     On April 2, 1999, IPDC signed an Acquisition Agreement with Diversified Holdings, I, Inc., a Nevada corporation, which was wholly owned by the Company ("DHI"). Pursuant to the terms of this Acquisition Agreement, IPDC divested itself of all of its subsidiaries in exchange for 982,528 shares of IPDC common stock which was previously owned by the Company, and 222,220 shares of DHI. The effect of this transaction will be that the Company will own 90% of DHI and DHI will own at least a majority interest in the following entities excepting Wasatch Capital Corporation of which DHI will own a 20% interest: Canton Commercial Carpet Corporation, Canton Industrial Corporation of Salt Lake City, Wasatch Capital Corporation, Oasis International Hotel & Casino, Inc., Oasis International Corporation, West Jordan Real Estate Holdings, Inc.,Canton Financial Services Corporation, Hudson Consulting Group, Inc., Canton's Wild Horse Ranch II, Inc.,CyberLacrosse, Inc., Cyberstudio, Inc., Diversified Holdings XIX, Inc., Diversified Land & Cattle Company, Golden Opportunity Corporation, Great Basin Water Corp., Lexington Three Mile East Terrace Mountain Estates, Inc., Lexington, Four Mile East Terrace Mountain Estates, Inc., Lexington One Mile East Little Pigeon Mountain Estates, Inc. and Taylor's Landing, Inc.

     The Acquisition Agreement between IPDC and DHI is expected to be consummated on April 15, 1999, and Acquisition of China Mall, Inc. by IPDC is expected to be consummated by April 31, 1999. The Company's shareholder interest in IPDC is expected to be reduced to approximately 453,550 shares or less than 5 % of IPDC's issued and outstanding shares of common stock after it acquires China Mall, Inc.


ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 1998 are attached hereto as pages F-1 through F-19.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           Crouch, Bierwolf & Chisholm
                              Salt Lake City, Utah
                                 April 14, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholder
CyberAmerica Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of CyberAmerica Corporation and subsidiaries as of December 31, 1998 and the related statement of operation, stockholders' equity and cash flows for the year ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberAmerica Corporation and subsidiaries as of December 31, 1998 and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998

ASSETS

CURRENT ASSETS
  Cash                                                              $    146,744
  Accounts receivable -trade (net of allowance of 100,000)               446,325
  Accounts receivable -related parties                                   371,293
  Notes receivable - current portion                                     664,645
  Prepaid expenses                                                        11,153
  Securities available for sale                                          937,282
                                                                   -------------

TOTAL CURRENT ASSETS                                                   2,577,442

PROPERTY AND EQUIPMENT                                                 9,313,191

OTHER ASSETS
   Investment securities at cost                                          82,856
   Notes receivable- net of current portion                              312,000
   Investments- other                                                    309,166
                                                                   -------------

TOTAL OTHER ASSETS                                                       704,022

TOTAL ASSETS                                                    $     12,594,655
                                                                     ===========
                  See notes to consolidated finacial statement

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                December 31, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable- trade                                           $  505,391
   Accounts payable- related parties                                     86,191
   Accrued expenses:
       Interest                                                          81,139
       Real estate taxes and assessments                                665,284
       Payroll and related taxes payable                                189,035
       EPA liabilities                                                  325,398
       Refundable deposits                                              148,453
       Refund to investors                                               47,986
       Other                                                            154,463
   Debenture payable                                                    260,000
   Current maturities of long-term debt                               1,524,258
                                                                      ----------

TOTAL CURRENT LIABILITIES                                             3,987,598
                                                                      ----------
LONG-TERM LIABILITIES
   Long-term debt, less current portion                               4,733,605
                                                                      ----------
MINORITY INTEREST                                                       492,268
                                                                      ----------
SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
    shares authorized; 2,686,571 shares issued                            2,867
   Additional paid-in capital                                        15,341,812
   Accumulated deficit                                              (11,938,748)
   Unrealized loss on securities available for sale                     (24,747)
                                                                    ------------

TOTAL SHAREHOLDERS' EQUITY                                            3,381,184
                                                                      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  12,594,655
                                                                     ===========




                 See notes to consolidated financial statements
                                      F-2

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOMES
                     Years Ended December 31, 1998 and 1997

REVENUE                                                  1998             1997
   Sale of building                                    5,675,000      2,285,000
   Revenue deferred                                   (3,312,316)              -
   Additional gain recognition                            99,766               -
   Consulting revenue                                    996,447        209,856
   Rental revenue                                        730,737        471,262
   Other revenue
                                                      -----------    -----------
TOTAL REVENUE                                          4,189,634      2,969,519

COSTS OF REVENUE
   Costs of sale of building                           1,366,714      1,122,146
   Costs associated with consulting revenue              545,626        170,971
   Costs associated with rental revenue                  544,174        241,500
   Interest expenses associated with rental revenue      275,473        162,554
                                                       ---------      ----------

TOTAL COSTS OF REVENUE                                 2,731,987      1,697,171

GROSS PROFIT (LOSS)                                    1,457,647      1,272,348

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,454,546      2,683,299
                                                       ----------     ----------

OPERATING PROFIT (LOSS)                                    3,101     (1,410,951)

OTHER INCOME (EXPENSE):
  Interest income                                        244,095         71,519
  Interest expense                                      (374,501)      (296,802)
  Gain (loss) from sale of investment securities         375,323       (890,770)
  Gain (loss) from issuance of shares by subsidiary         -           196,251
  Other income (expense)                                  47,397         44,657
  Loss on Foreclosure                                   (272,220)           -
                                                        ---------      ---------

TOTAL OTHER INCOME (EXPENSES)                             20,094       (875,145)
                                                         -------       ---------

INCOME (LOSS) BEFORE MINORITY INTEREST                    23,195     (2,286,096)

MINORITY INTEREST IN LOSS                                385,789         39,822
                                                         -------     -----------

NET PROFIT (LOSS)                                    $   408,984    $(2,246,274)
                                                         -------     -----------

OTHER COMPREHENSIVE INCOME
  Change in unrealized losses on
  securities available for sale                      $   421,753    $   159,734
                                                         --------       --------

COMPREHENSIVE INCOME (LOSS)                          $   830,737    $(2,086,540)
                                                         =======     ===========

                 See notes to consolidated financial statements
                                      F-3

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOMES
                     Years Ended December 31, 1998 and 1997
                                   (continued)

Income (Loss) Per Common Share
    Income (Loss) Before Minority Interest           $      0.01    $     (1.80)
    Minority Interest in Loss                               0.14           0.03
                                                         -------         -------
    Net income (loss) per weighted average common
      share outstanding                              $      0.15    $     (1.77)
                                                         =======         =======
    Weighted average number of common shares
       outstanding                                     2,689,767      1,266,828
                                                       =========      ==========


                  Se notes to consolidated financial statement
                                      F-4

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years December 31, 1998 and 1997

CASH FLOWS FROM OPERATING ACTIVITIES                     1998             1997
                                                      ----------    ------------
  Net income (loss)                                  $   408,984    $(2,246,274)
  Adjustments to reconcile net income (loss) to net cash provided:
    Gain from debt settlements
    (Gain) loss from sale of investments                                (27,305)
    Permanent decline in investments                    (375,323)       890,770
    (Gain) from sale of assets                                           11,214
    (Gain) from sale of subsidiary                                      (90,681)
    (Gain) from issuance of shares of subsidiary                       (196,251)
    Minority interest                                   (385,789)       (39,822)
    Depreciation and amortization                        348,569        286,326
    Services paid with common stock                       14,389        619,378
    Common stock issued for assets and debt               17,647        200,841
    Bad debt provisions                                                 177,078
    Loss on foreclosure                                                 272,220
    Decrease (increase) in assets:
      Receivables                                       (198,371)      (233,975)
      Prepaid expenses and other                          28,047         16,454
    Increase (decrease) in liabilities:
      Accounts and notes payable                          52,980         (6,390)
      Accrued liabilities                                230,922       (133,250)
                                                        --------       ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         814,275       (771,887)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                             (3,091,768)    (1,676,750)
     Proceeds from sales of investments                1,593,109        517,895
     Purchase of security investment                     (85,761)       (60,721)
                                                      -----------    -----------
NET CASH FLOWS (USED) IN INVESTING ACTIVITIES         (1,584,420)    (1,219,576)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash                        39,500        159,734
     Increase in long-term debt                        3,198,250      2,171,120
     Reduction of long-term debt                      (2,326,767)      (411,853)
                                                     ------------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                910,983      1,919,001

INCREASE (DECREASE) IN CASH                              140,838        (72,462)

CASH AT BEGINNING OF YEAR                                  5,906         78,368
                                                     ------------     ----------

CASH AT END OF YEAR                                  $   146,744    $     5,906
                                                       =======          ========


                 See notes to consolidated financial statements

                            CYBERAMERICA CORPORATION
              (FORMERLY KNOWN AS THE CANTON INDUSTRIAL CORPORATION)
                                AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For The Years ended December 31, 1998 and 1997


                                                                                                    Net Unrealized         Total
                                                Common      Stock      Paid                       Loss of Securities    Shareholders
                                                Shares      Amount    Capital       Deficit       Available for Sale       Equity
                                               ---------   -------   ---------     -------------  -------------------   ------------

BALANCES AT DECEMBER 31, 1996                    948,822   $   948   $ 14,066,792  $(10,113,160)       $ (606,234)      $ 3,348,347
Cpmmon Stock Activity
    Issued for debt                              157,068       157        161,009                                            161,166
    Issued for assets                             54,250        54         39,621                                             39,675
    Issued for services                          730,727       731        618,647                                            619,378
    Issued for cash                              284,947       286        103,764                                            104,050
Change in Unrealized loss on securities                                                                                         -
    available for sale                                                                                    159,734           159,734
Net loss for Year                                                                    (2,246,274)                         (2,246,274)
Prior Period Loss on Subsidiary Discontinued        -         -              -           11,702              -              -
                                                --------   -------   ---------     -------------  -------------------   ------------

BALANCES, DECEMBER 31, 1997                    2,175,814   $ 2,176   $ 14,989,833  $(12,347,732)       $(446,500)       $ 2,197,778

Common Stock Activity:
    Issued for assets                            100,000       100         17,547                                            17,647
    Issued for services                          107,393       108         18,290                                            18,398
    Issued for cash                              483,364       483         39,017                                            39,500
Change in Unrealized loss on securities
           available for sale                                                                            421,753            421,753
Increase from issuance of subsidiary stock                                277,125                                           277,125
Net profit for year                                 -           -            -          408,948              -              408,948
                                                --------   -------    -----------  ------------   -------------------   ------------

BALANCES, DECEMBER 31, 1998                    2,866,571   $ 2,867   $ 15,341,812  $(11,938,748)         (24,747)         3,381,184
                                               =========   =======     ==========   ============         ========         ==========


                 See notes to consolidated financial statements
                                       F-6

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1:  ORGANIZATION AND OPERATIONS

Organization
------------
CyberAmerica Corporation (the "Company") was incorporated in the State of Ohio on July 10, 1984 as The Canton Industrial Corporation and adopted its present name in June 1996. Effective May 3, 1993, the Company's domicile was changed to Nevada.

Operations
----------
The Company provides financial consulting services and invests in undervalued property. The Company provides services and support functions to its clients including advice relating to regulatory compliance, document preparation, capital formation, financial analysis, promotional campaigns, debt settlement, and general corporate problem solving. Part of the Company's business operations includes the acquisition, management, leasing and sale of real estate.

During the second and third quarter of 1996, CyberConnect, Inc.("CC") and Cyber Dimensions, Inc. ("CD"), both majority-owned subsidiaries of the Company, conducted offerings pursuant to Rule 504 of the Regulation D of the Securities Act of 1933 ("504 exemption") in the amount of $269,704. The Company later became aware that these offerings might have been conducted outside the requirements of Rule 504. As a result, CC and CD began to rescind the offerings starting in the fourth quarter of 1996 and agreed to refund the investments made by the shareholders by January 15, 1997. However, due to cash shortages, CC and CD were unable to repay individual investors in full. CC and CD then agreed to refund 10% of the investments plus accrued interest to each investor every 45 days until the debts are paid in full. As of December 31, 1998, CC and CD were indebted to their investors in the amount of $47,986.

Reorganization
--------------
On February 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 7, 1994, the bankruptcy was discharged.

Basis of Financial Statement Presentation
-----------------------------------------
The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See note 19).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect current accounting practices and conform to generally accepted accounting principles. The policies considered to be significant are as follows:

Principles of Consolidation
---------------------------

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

Income Taxes
------------

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

Use of Estimates
----------------

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

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 39 years, equipment, 5 to 10 years, and computers, 3 years. Depreciation expenses for 1998 and 1997 were $348,569 and $286,326, respectively. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

Expenditures for maintenance and repairs are expended as incurred; additions and improvements are capitalized.

Sales of Real Estate
--------------------

The Company uses the deposit method or the installment method for reporting sales of certain real estate. Under the deposit method the effective date of sale is deferred until substantial cash is collected. Until that time all cash received is accounted for as a deposit. Under the installment method cross profit on sales are reported as a percentage of the sales profit as they are received.

Investment Securities
---------------------

Marketable equity securities are stated at market value in accordance with Financial Accounting Standards ("FAS") No. 115. Valuation of other security investments is based on acquisition costs. Markdowns are made to reflect significant (permanent) impairment in values. Gains and losses on sale of securities available for sale are determined using a first-in first-out method.

Common Shares and Income (Loss) Per Common Share
------------------------------------------------
Income (loss) per common share is computed using the weighted average number of common shares outstanding (shares in 1998 and shares in 1997).

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income or Loss Per Share
------------------------

Income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods shown. The Company had common stock equivalents (CSEs) outstanding at December 31, 1998 and 1997 in the form of stock purchase options. The options are held by present and former employees. The inclusion of the outstanding options would not affect the income or loss per share in 1998 or 1997 and therefore such options have not been included in the weighted average number of common shares. If all outstanding options were exercised, the total proceeds would be approximately $493,856. The Company's outstanding common stock purchase options during 1998 are summarized as follows:

                                  Expiration    Exercise       No. of Shares
                    Issue Date       Date         Price      Subject to Options
                    ----------    ----------    --------     ------------------
                     10/21/93      10/30/98       $4.44            9,847
                     09/08/93      09/30/98       $4.44              600
                     11/19/96      11/19/06       $0.60            5,000
                                                                 -------

                                               Total              15,447


Issuance of Common Stock
------------------------

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

Environmental Compliance and Remediation
----------------------------------------

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

Research and Development Costs
------------------------------

The  Company  expenses  research  and  development  costs  related  to  software development that has not reached technological feasibility and started production for sale. Capitalized costs are amortized over a maximum of five years or expected life of the product, whichever is less. Computer research and development costs for 1998 and 1997 of $0 and $121,720 respectively, have been expensed.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $5,794 and $6,977 for the years ended December 31, 1998 and 1997 respectively.

Concentration of Business and Credit Risk
-----------------------------------------

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, receivables and investments. The Company places its cash with high quality institutions. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses on receivables. Collateral is not generally required to support customer receivables. The Company's six largest clients accounts for approximately 72% of consulting revenue in 1998 and approximately 96% of accounts receivable at December 31, 1998. The Company follows Statement of Financial Accounting Standards No. 115 as it applies to investments in equity securities.

All references to common shares are reflected as adjusted for the 1 for 10 reverse stock split approved on October 31, 1997. Certain accounts have been reclassified for comparison purposes.


NOTE 3: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

     1. Cash paid for interest was $649,974 in 1998 and $459,356 in 1997.
     2.   Common stock was issued for the following purposes:

                                          1997                     1998
                                     --------------------   --------------------
                                     Shares       Amount    Shares       Amount
          Issued for debt            157,068    $ 161,166     -0-      $  -0-
          Issued for other assets    428,328      143,725   583,364      18,398
          Issued for services        730,727      619,378   107,393      57,147
                                   ---------    ---------   -------    ---------

                                   1,226,992    $ 924,269   690,757    $ 755,545


The Company acquired the following assets during:       1997           1998
                                                    ------------  --------------

                 Real estate purchased              $   1,676,450   $ 4,050,279
                 Debts incurred                        (1,587,319)   (3,407,261)
                                                    --------------  ------------
                 Total cash paid                    $      89,131   $    643,018


NOTE 4:  SUBSIDIARIES

Canton Financial Services Corporation
-------------------------------------

Canton Financial Services Corporation, a Utah corporation, ("CFS"), was formed by the Company on June 8, 1994. CFS, a subsidiary of the Company, provides a wide range of consulting services, primarily for public companies.

Canton Personnel, Inc.
----------------------

Canton Personnel, Inc., a Utah corporation ("CPI"), was incorporated by the Company on January 21, 1994 for the purpose of managing the various personnel and payroll operations of the Company and its subsidiaries. CPI, a wholly-owned subsidiary, does not currently have any tangible assets.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 4:  SUBSIDIARIES (continued)

Canton Tire Recycling of West Virginia
--------------------------------------

Canton Tire Recycling of West Virginia, Inc. ("CTRWV") was incorporated by the Company on February 25, 1993 for the purpose of acquiring, owning and managing the Parkersburg Terminal. CTRWV, a owned subsidiary of the Company, purchased the Parkersburg Terminal on May 15, 1993.

Canton's Wild Horse Ranch, II
-----------------------------

Canton's Wild Horse Ranch, II, an Arizona corporation ("CWHRII"), was incorporated by the Company on February 3, 1994, for the purpose of expanding Canton's Wild Horse Ranch. On February 16, 1994 CWHRII, a consolidated subsidiary of the Company, acquired thirteen acres of raw, unimproved land adjacent to the Ranch suitable for expansion of the Ranch.

West Jordan Real Estate Holdings, Inc.
--------------------------------------

West Jordan Real Estate Holding, Inc., a Utah corporation ("WJREH"), was incorporated by the Company on June 7, 1994 for the purpose of acquiring, owning and managing a specific property. On August 31, 1995, WJREH, a d subsidiary of the Company, entered into a lease with an option to purchase a retail shopping plaza in Salt Lake City, Utah.

Oasis International, Inc.
-------------------------

Oasis International, Inc., a Nevada corporation ("Oasis"), was incorporated by the Company on November 20, 1995 for the purpose of acquiring, owning and managing a specific property. On December 27, 1995, Oasis, a subsidiary of the Company, purchased 1,126 acres of land in Elko County, Nevada.

Oasis International Hotel & Casino, Inc.
----------------------------------------

Oasis International Hotel & Casino, Inc., a Nevada corporation ("OIHC"), was incorporated by the Company on November 20, 1995 for the purpose of acquiring, owning and managing a specific property. On December 27, OIHC, a consolidated subsidiary of the Company, purchased land in Elko County, Nevada. Oasis sold approximately 20 acres of property during 1998 and still owns approximately 30 acres.

Canton Industrial Corporation of Salt Lake City

Canton Industrial Corporation of Salt Lake City, a Utah corporation ("CICSLC"), was incorporated by the Company on September 29, 1993 for the purpose of acquiring, owning and managing the Plandome Building. On September 30, 1993, CICSLC acquired the Plandome Building located at 69-75 East 400 South, Salt Lake City, Utah. CICSLC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold. The building was sold during the fourth quarter of 1998.

Canton Commercial Carpet Corporation
------------------------------------

Canton Commercial Carpet Corporation, a Utah corporation ("CCCC"), was incorporated by the Company on January 21, 1994 for the purposes of distributing and wholesaling commercial carpet. On May 23, 1994, CCCC entered into a lease with an option to purchase real property located at 268 West 400 South in Salt Lake City, Utah. On February 1, 1995, the Company relocated its corporate headquarters to this Building. CCCC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold shares to accredited investors and issued shares to employees and consultants in a private placement offering pursuant to a Regulation D, 504 Offering. During the first quarter of 1997, the Company reacquired a majority of the shares sold.
During 1998, CCCC purchased the New Brigham Building in Ogden, Utah.

                   CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 4:  SUBSIDIARIES (continued)

Innovative Properties Development Corporation (formerly TAC, Inc.)
------------------------------------------------------------------

Innovative Properties Development Corporation (formerly TAC, Inc.) a Utah corporation ("IPDC"), was formed by Logos International, Inc. ("Logos"), an affiliate of the Company, on August 27, 1992. IPDC was acquired from Logos on December 30, 1994 pursuant to a Settlement Agreement. IPDC was a wholly-owned subsidiary of the Company until the fourth quarter of 1995 when the subsidiary sold additional shares in a private placement offering pursuant to a Regulation D, 504 Offering and diluted the Company's ownership to just over fifty percent. During 1997, additional common stock of IPDC was issued in conjunction with the acquisition of property and reduced the Company's ownership to approximately 55% as of December 31, 1997. In December 1998, IPDC acquired several of the Company's subsidiaries for 1,382,528 shares of IPDC Stock.

Wasatch Capital Corporation
---------------------------

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

Thistle Properties, Inc.
------------------------

Thistle Properties, Inc., an Illinois corporation ("Thistle") was acquired by the Company on May 12, 1995 as a result of a Mutual Release Agreement between the Company, ATC II and Thistle (Please see Note 10 for additional information on this transaction).

CyberConnect, Inc.
------------------

CyberConnect, Inc., a Nevada corporation, was incorporated by the Company on February 15, 1996, for the purpose of developing and marketing an Internet virtual mall.

Cyber Dimensions, Inc.
----------------------

CyberDimensions, Inc., a Nevada corporation, was incorporated by the Company on February 15, 1996, for the purpose of developing and marketing an Internet virtual mall.

Hudson Consulting Group, Inc. (formerly Diversified Holdings XIII, Inc.)
------------------------------------------------------------------------

Diversified Holdings XIII, Inc., a Nevada corporation, was incorporated by the Company on April 16, 1996, for the purpose of providing business consulting services. On March 5, 1997, Diversified Holdings XIII, Inc. changed its name to Hudson Consulting Group, Inc.

Diversified Holdings XIX, Inc.
------------------------------

Diversified Holdings XIX, Inc., a Nevada corporation, was incorporated by the Company on April 29, 1996, for the purpose of acquiring, owning, and managing certain real estate property. On August 2, 1996, Diversified Holdings XIX purchased land located in Cheriton, Virginia in a foreclosure sale. For more information on this property, see "Item 2 - Description of Properties." In July 1997 this Subsidiary was transferred to IPDC, Inc.

NetInvesting.com, Inc.
----------------------

Cyber Vein, Inc. was incorporated by the Company in Nevada on February 15, 1996 for the purpose of developing promotional services for undervalued companies including websites and print media. On January 21, 1997, Cyber Vein changed its name to NetInvesting.com, Inc. ("NI"). The Company is no longer active.

Diversified Land and Cattle Co.
-------------------------------

A consolidated subsidiary which owns undeveloped land in Box Elder County, Utah.

                   CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 4: SUBSIDIARIES (continued)

Taylor's Landing, Inc.
----------------------

A consolidated subsidiary which owns property in Nephi, Utah.

Cyber LaCross, Inc.
-------------------

A consolidated subsidiary which owns property in Nephi, Utah.

Great Basin Water Corporation
-----------------------------

A consolidated subsidiary which owns undeveloped land in Box Elder County, Utah.

Lexington 3 mile East Terrace Mountain Estates, Inc.
----------------------------------------------------

A consolidated subsidiary which owns undeveloped land in Box Elder County, Utah.

Lexington 4 mile East Terrace Mountain Estates, Inc.
----------------------------------------------------

A consolidated subsidiary which owns undeveloped land in Box Elder County, Utah.

Lexington One mile East Little Pigeon Mountain Estates, Inc.
------------------------------------------------------------

A consolidated subsidiary which owns undeveloped land in Box Elder County, Utah.

Cyber Studio, Inc.
------------------

A consolidated subsidiary which leases property with an option to buy in Kearns, Utah.

Diversified Holdings I, Inc.
----------------------------

A consolidated subsidiary incorporated in 1996 in Nevada, which currently has no operations.

NOTE 5: LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998:

   Mortgage payable to BP&G (10%), monthly payments of $7,929, due
     11/99, secured by first trust deed on land and building.        $  415,864

   Mortgage payable to Rich Bennion (9%), monthly  payments of $4,780,
     due 10/99, secured by first trust deed on land and building.       576,261

   Note payable to Paul R. Rubey (5%), due 10/98.                       112,514

   Mortgage payable to Solar Logos Foundation (7%), quarterly  payments of 31,475 commencing 1/99, due 7/06, secured by first trust deed
     on land.                                                           900,000

   Mortgage payable to Zions Mortgage (9.5%), monthly payments
     of $309, due 4/15, secured by first trust deed on building.         30,717

   Mortgage payable to First American Title (8.25%), monthly payments
     of $298, due 10/01, secured by first trust deed on building.        33,225

   Mortgage payable to Franklin Financial (15%) monthly payment $1130,
     due 10/01, secured by second trust deed on land and building.       70,000

   Mortgage payable to Tucker (10%), monthly payments of $471, due 11/04,
     secured by first trust deed on land.                                47,551

   Mortgage payable to Escrow Specialists (6%), monthly interest
     payments of $350, due 8/99, secured by first trust deed on land.    70,000

                   CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 5:      LONG-TERM DEBT (continued)

   Mortgage payable to Steven D.  Crowther (0% first 6 months,
     3% second six months, 5% for years 2 and 3, and 7% thereafter), annual interest  payment of at least  $8,961, due 12/08 secured
     by first trust deed on land.                                        89,612

   Mortgage payable to Chester F. Blanthorn (8.25%), monthly payments
     of $299, due 7/07, secured by first trust deed on land.             39,493

   Mortgage payable to Wanda Charlotte Blanthorn (8.25%), monthly
     payments of $299, due 7/07, secured by first trust deed on land.    39,493

   Mortgage payable to Andworth (0% first year, variable thereafter, not to exceed 8%), annual payments of at least $12,708 and quarterly interest payments, due 12/01, secured by first trust
     deed on land.                                                      115,219

   Mortgage payable to Jensen Realty and Investment (0% first year, variable thereafter, not to exceed 8%), annual payments of at lease $706 and quarterly interest payments, due 12/01, secured
     by first trust deed on land.                                         6,324

   Mortgage payable to Powell Real Estate (0% first year, variable thereafter, not to exceed 8%), annual payments of at least $706 and quarterly interest payments, due 12/01, secured by first
     trust deed on land.                                                  6,324

   Mortgage payable to Escrow Specialists (7%), monthly payments
     of $899, due 1/99, secured by first trust deed on land.             96,863

   Mortgage payable to James D. Hansen (7%), monthly payments
     of $1,304, due 5/04, secured by first trust deed on land.          179,225

   Mortgage payable to Christopher M. Curran (6.5%), monthly
     payments of $60, due 8/04, secured by first trust deed on land.      4,701

   Mortgage payable to Melvin D. Call (8.75%), monthly payments of $362,
     due 7/02, secured by first trust deed on land.                      39,809

   Mortgage payable to Title Security (8%), monthly payments of $825,
     due 2/99, secured by first trust deed on land.                      41,664

   Mortgage payable to Lucas Trust (15%), monthly payments of $700,
     due 8/02, secured by a second trust deed on land and building.      56,000

   Mortgage payable to Southern Pacific Bank (7.70%), monthly payments of $4,194, due 1/29, secured by first trust deed on land and
     building.                                                          588,250

   Mortgage payable to James Kearns, Trustee (13%), monthly payments of $1,374, due 8/99, secured by first trust deed on four
     condominiums.                                                      125,000

   Mortgage payable to New Brigham partners (7%), monthly payments of $5,582, due 8/00, secured by first trust deed on land
     and building.                                                      663,246

   Mortgage payable to New Brigham partners (10%), monthly payments of $5,000, due 8/99, secured by first trust deed on land
     and building.                                                       31,436
                                                                       ---------

   Total debt                                                         6,257,863

   Current portion                                                   (1,524,258)
                                                                     -----------

   Long-term portion                                             $    4,733,605



                                      F14

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 5:      LONG-TERM DEBT (continued)

Scheduled principal reductions are as follows:

                          December 31, 1998           $    1,524,258
                          December 31, 1999                  843,424
                          December 31, 2000                  338,308
                          December 31, 2001                  236,462
                          December 31, 2002                  152,462
                          Thereafter                       3,162,454
                                                      --------------
                                                      $    6,257,863



NOTE 6:      FEDERAL INCOME TAXES

At December 31, 1998, the Company had net operating loss carryovers of approximately $6,690,000. The net operating loss carryovers expire as follows:
                                   Expiration
               Loss Year                    Date                       Amount

               12/31/91             12/31/2006        $          562,000
               12/31/92             12/31/2007                   229,000
               12/31/93             12/31/2008                 1,616,000
               12/31/94             12/31/2009                    71,000
               12/31/95             12/31/2010                   256,000
               12/31/96             12/31/2011                 1,870,000
               12/31/97             12/31/2012                 2,086,000
                                                           -------------
                                                      $        6,690,000

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


NOTE 7: REAL ESTATE TAXES PAYABLE

The Company owes real estate taxes and assessments of approximately $408,173 (including penalties and interest) as of December 31, 1998.

Unpaid property taxes and assessments consist of the following:

    Canton Plant - Canton, Illinois                               $      543,276
    Pima County Property - Tuscon, Arizona                                 6,987
    Glendale Plaza - Salt Lake City, Utah                                 28,604
    Parkersburg Terminal - Parkersburg, West Virginia                      3,490
                                                               -----------------

    Wallace Bennett Building                                               8,410
    Other                                                                 74,517
                                                                ----------------

      Total                                                       $      665,284

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 8:  DEBENTURES PAYABLE

On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments, N.V., a
corporation organized under the laws of Curacao, Netherlands Antilles ("Legong"). The Debenture matured on September 17, 1997 and the Company is in the process of negotiating an extension. The Debenture can be converted into the Company's Common Stock at any time prior to maturity at the option of Legong. The conversion price of the Debenture is 70% of the closing bid prices for the Common Stock during the five days immediately preceding conversion. At maturity, the Company has the option of paying the face amount of the Debenture plus accrued interest in either cash or shares of Common Stock in accordance with the conversion price set forth above. On December 17, 1996, Legong converted $10,000 of the principal plus accrued interest into 87,220 shares of the Company's Common Stock. In 1997 Legong converted $30,000 of the principal plus accrued interest into 112,206 shares of the Company's common stock.



NOTE 9:  RELATED PARTY TRANSACTIONS

1.   A-Z Professional Consultants, Inc.
     ----------------------------------
     During 1996 and 1997, the Company completed several transactions with A-Z Professional Consultants, Inc. ("A-Z"), a beneficial owner of more than 5% of the Company's common stock. A-Z's sole owner is Allen Wolfson, a control person of the Company.

     During 1997, the Company issued a convertible 8% Demand Note to A-Z in the amount of $134,844. The note is convertible into common stock at $0.125 per share at the option of the Company. The services performed by A-Z assisted the Company in the purchase of their office building. the $134,844 was capitalized to that building.

4.   Transfer of ownership
     ---------------------
     In October 1998, The Company agreed to transfer its ownership in Nine consolidated subsidiaries to Innovative Property Development Corporation
     (IPDC), in exchange for Common Stock of IPDC. The transfer was completed in December 1998 and The Company received 1,382,528 shares of IPDC, thereby increasing ownership in IPDC from 55% to 78.5%.

     The Companies are as follows:

       Canton's Commercial Carpet Corporation
       Canton Industrial Corporation of Salt Lake City
       Wasatch Capital Corporation
       Oasis International Hotel & Casino, Inc.
       Oasis International Corporation
       West Jordan Real Estate Holdings, Inc.
       Canton Financial Services Corporation
       Hudson Consulting Group, Inc.
       Canton's Wild Horse Ranch II, Inc.


NOTE 10:      MARKETABLE SECURITIES

The cost and approximate market value of securities available for sale at December 31, 1998 are as follows:

                                              Gross Unrealized        Market
                                            ---------------------
                                  Cost       Gains       Losses        Value
                                 ------     -------     --------      -------
Marketable equity                  -           -            -            -
Securities                     $ 962,026   $ 198,874    $ 223,500    $ 937,282


Other equities securities in the amount of $82,856 are carried at cost. There is no readily available market for these securities or they are restricted. Securities carried at cost are marked down to reflect impairment in values. During 1998 impairment mark-downs were $6,467.

During 1998 proceeds from sales of securities were $1,553,469. Gross gains of $889,572 were realized on those sales. Gross losses realized were $514,249.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 11:      NOTES RECEIVABLE

The above receivable is included in the financial statements as follows:

        Notes receivable:
             Sale of building                           876,000
             Other                                       76,645
             Associated Technologies                     24,000
                                                   ------------

        Total                                    $      976,645

        Less current portion                            664,645
                                                   ------------

        Long-term portion                        $      312,000


NOTE 12:     CONTINGENT LIABILITIES

1.   Canton, Illinois Property - environmental cleanup
     -------------------------------------------------

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

2.   Xeta Corporation
     ----------------

     Xeta is seeking recovery of funds alleged to have been improperly transferred to the Company by ATC II, Inc. ("ATC") The amount sought by Xeta is $116,500, an amount equal to the funds transferred by ATC to the Company for consulting services and other expenses incurred for the benefit of ATC. Xeta's Motion for Summary Judgment has been granted and the Company is required to pay Xeta $116,500, which has been accrued on the Company's Balance Sheet as of December 31, 1998. This liability was paid in April 14, 1998.

3.   Key L.C. Corporation
     --------------------

     Key L.C. Corporation ("Key") alleges that the Company violated the Exchange Act of 1934 in the sale of the Company's Common Stock to Key. Damages are sought in the amount of $291,682, the purchase price of 214,900 shares of the Company's Common Stock. The Company has filed a Motion to Dismiss the Complaint for failure to state a cause of action under the Exchange Act of 1934 and the Private Securities Litigation Reform Act. The Company settled this during 1998.


NOTE 13:    OPERATING LEASE COMMITMENTS

The Company is obligated under an operating lease to pay $5,663 per month on the one building it rents. The lease expires August 2001. The Company has an option to purchase the building at the end of the lease term. Scheduled rent payments are as follows:

                      December 31, 1999                       67,956
                      December 31, 2000                       69,956
                      December 31, 2001                       45,304

The Company incurred rent expense under operating leases of $100,956 in 1998 and $105,335 in 1997.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 13:    OPERATING LEASE COMMITMENTS (continued)

The Company receives rents on lease of buildings under operating leases. Additional information is included as follows:

            Cost of real estate under lease         $       1,650,000
            Accumulated depreciation                          (69,230)
                                                          ------------
            Net carrying amount                     $       1,580,770

Future minimum rentals on noncancellable leases are as follows:

                      1999                          $         346,742
                      2000                                    156,096
                      2001                                     98,508
                      2002                                     92,374
                      2003                                     92,374
                      Thereafter                               69,372
                                                             --------
                                                    $         763,092

NOTE 14:     STOCK OPTION PLANS AND AGREEMENTS

A summary of the status of the Company's Stock Option Plan as of December 31, 1998 and the changes due the year ending December 31, 1997 as presented below:

     Options               Shares        Weighted Average Exercise Plan
   ------------------   -----------  ----------------------------------------
   January 1, 1997         15,447                   $  3.20
   Granted, 1/1/97          3,650                   $ 15.00
   Exercised, 11/7/97     193,340                   $  1.50
   Canceled              (212,437)                  $  3.20
                                     -------------------------------------
                                                       -0-


All options have expired as of December 31, 1998.

If the Company had used the fair value based method of accounting for its stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 1997would have decreased by $9,000 resulting in a net profit of $2,255,274.


NOTE 15: BUSINESS ACQUISITIONS

On September 19, 1997 IPDC acquired 100% of the outstanding stock of Vale Terrace Corporation in exchange for 1,000,000 shares of common stock valued at $140,000. The purchase price was allocated to net assets acquired based on their estimated fair value. The consolidated statements of operations reflect the operating results of Vale Terrace Corporation since the date of acquisition to May 1998, when the property was foreclosed.

On April 30, 1998, The Company acquired 51% of Golden Opportunity Development Corporation, a company that owns and operates a Hotel in Baton Rouge, LA. The results of operations from May 1, 1998 are included in the companies financial statements.


NOTE 16: FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market date to develop the estimates of fair value and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 17: YEAR 2000 COMPLIANCE

The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any program or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 25% of its existing system with hardware and software that purports to be Year 2000 compliant.

The majority of the Company's other software and hardware is not believed to be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company is expected to be fully compliant by June 30, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case.

The Company currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 compliant, the Company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flow.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                Directors, Executive Officers and Control Persons

       Name                Age   Position(s) and Office(s)
       ----                ---   -------------------------
       Richard Surber      26    President, Chief Executive Officer and Director
       Gerald Einhorn      59    Vice-President, Secretary and Director
       Adrienne Bernstein  53    Director
       Allen Wolfson       52    Control Person

     Richard Surber was appointed to the Company's board of directors in June 1992 and was appointed as its chief executive officer in March 1994. He was appointed as the Company's president on May 6, 1996 and served a prior term as the Company's president from March 1994 to August 1995. Mr. Surber was the Company's secretary from June 1992 to March 1994. Since 1991, Mr. Surber has been a professional consultant for various public and private companies. Mr. Surber is a graduate of the University of Utah College of Law where he obtained his juris doctorate. Mr.Surber also obtained a Bachelors of Science degree in Finance from the University of Utah School of Business. Mr. Surber is also a director of several other public and private corporations. For more information on Mr. Surber, see "Item 12. Certain Relationships and Related Transactions."

     Gerald Einhorn was appointed in October 1998 as a Director, Vice-President and Secretary of the Company. He has been employed by the Company in its Legal department since February 1996 as an attorney, working in the areas of real estate, corporate and securities matters. Prior to that time Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users. He is a member of the New York Bar and practiced law in New York State for a period of 10 years before entering the food distribution business.

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

     Allen Wolfson has never been named as an officer or director of the Company. He does, however, have significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company by virtue of Mr. Wolfson's beneficial ownership of over 5% of the Company's Common Stock and the potential influence Mr. Wolfson has with respect to the Company's day to day operations in his role as the primary finder of potential transactions for the Company and primary business consultant to the Company. For more information on Mr. Wolfson, see "Item 12. Certain Relationships and Related Transactions."

     Mr. Wolfson is the uncle of Richard Surber, the Company's chief executive officer, president and director. Mr. Wolfson obtained a B.S. in Marketing from the University of Southern Florida in 1968 and in 1970 he graduated with an M.A. in Distributive Vocational Education. Mr. Wolfson has worked 59 credit hours toward an M.B.A. from Troy State University in Montgomery, Alabama. He has also been a licensed general contractor and a real estate agent and developer. Mr. Wolfson has been the sole owner of A-Z Professional Consultants, Inc. since April 11, 1990 and has been a professional consultant for various public and private companies for 20 years. A-Z has been a consultant to the Company since 1992 and has been a significant beneficial owner of the Company's Common Stock since that time. A-Z locates potential business opportunities, primarily related to real estate transactions, on behalf of the Company and advises the Company's board of directors with respect to corporate objectives. A-Z also advises the Company with respect to its day to day operations including issues involving personnel, financing, corporate structure and management. While Mr. Wolfson has no formal authority to act on behalf of the Company, the influence he exerts on the Company through this consulting arrangement gives Mr. Wolfson potential control over the Company's operations. For more information on Mr. Wolfson, see "Item 12. Certain Relationships and Related Transactions."

     In 1986, Mr. Wolfson was convicted of violating 18 U.S.C. ss.371; 18 U.S.C. ss.ss.1001 and 1002; and 18 U.S.C. ss.ss.1014 and 1002 in the U.S. District Court for the Middle District of Florida, Tampa Division (the "Florida Court"). Mr. Wolfson was on probation for these offenses until January 23, 1999. For more information about these offenses, see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's 1997 Form 10-KSB.

     On October 9, 1996, the Securities and Exchange Commission initiated administrative proceedings against Mr. Wolfson based upon allegations that he violating Section 10b of the Securities Exchange Act of 1934 in the Southern District of New York. The allegations involved a payment allegedly made to an undercover agent of the Federal Bureau of Investigation, who was posing as a broker, for the purchase of stock in an unaffiliated corporation. The administrative matter is still pending, but no material developments have occurred since it was filed in October 1996.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation
----------------------

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1996 to 1998. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.


                           SUMMARY COMPENSATION TABLE

                              Annual Compensation                   Long Term Compensation
                                                                 Awards               Payouts
                                                        Restricted   Securities
Name and                                 Other Annual      Stock     Underlying    LTIP       All Other
Principal        Year   Salary   Bonus   Compensation     Award(s)     Options    payouts   Compensation
Position                  ($)     ($)        ($)            ($)         SARs(#)     ($)          ($)
Richard Surber   1998   45,008     500        --             --          --          --           --
Chief            1997   38,000   1,787        --             --          --          --           --
Executive        1996   36,923     --         --             --          --          --           --
Officer


Compensation of Directors
-------------------------

     The Company's directors are each compensated through the payment of $300 for each meeting the board of directors which they attend. This constitutes the sole consideration paid to the Company's directors for their services as directors.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of April 14, 1999, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 14, 1999, there were 3,042,673 shares of Common Stock issued and outstanding.


                     Name and Address of Beneficial       Amount and Nature of
  Title of Class                 Owner                BeneficialPercent of class   Percent of Class
  --------------     ------------------------------   --------------------------   ----------------

   Common Stock              Allen Wolfson                      173,250**                 5.7%
($0.001 par value)   268 West 400 South, Suite 306
                       Salt Lake City, Utah 84101



   Common Stock         Gerald Einhorn, Director                   0                      *
($0.001) par value   268 West 400 South, Suite 300
                       Salt Lake City, Utah 84101

   Common Stock       Adrienne Bernstein, Director                3,704                   *
($0.001) par value   268 West 400 South, Suite 300
                       Salt Lake City, Utah 84101

   Common Stock       Richard D. Surber, Director               198,364                  6.5%
($0.001) par value   268 West 400 South, Suite 300
                       Salt Lake City, Utah 84101
   Common Stock     Directors and Executive Officers            202,068                  6.6%
($0.001) par value      as a Group (3 individuals)

*   Ownership represents less than 0.1% of the Common Stock.

** This amount includes shares owned by A-Z Professional Consultants, Inc., a Utah corporation whose sole shareholder is Allen Wolfson.

    On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments pursuant to an Offshore Securities Subscription Agreement. The Debenture may be converted into the Company's Common Stock. The conversion price of the Debenture is seventy percent (70%) of the average closing bid prices for the Common Stock during the five days immediately proceeding conversion. The Debenture matured on September 16, 1997. At maturity, the Company had the option of paying the face amount of the Debenture, plus accrued interest, in either cash or by issuing shares of Common Stock in accordance with the conversion price set forth above. As of April 14, 1999, Legong had converted $40,000 of the face amount of the debenture into 199,426 shares of Common Stock. If Legong fully converted the Debenture on April 14, 1999 and the conversion price was based upon the closing bid price on that day Legong would be entitled to approximately 977,443 shares excluding accrued interest. Consequently, Legong would own approximately 24.3% of the total number of shares which would be outstanding if the Debenture were fully converted. Nonetheless, the Company is taking the position that its owes $260,000 plus accrued interest in cash until such time as the Company and Legong come to a mutual agreement on the amount owed to Legong. The Company intends to reject any notice to convert the Debenture into shares of the Company until a final settlement number can be reached.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Allen Wolfson

    During the last two years, the Company has had an ongoing business relationship with A-Z Professional Consultants, Inc., a Utah corporation ("A-Z") whose sole shareholder is Allen Wolfson. Mr. Wolfson may be deemed to be a "control person" of the Company (as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934) by virtue of Mr. Wolfson's beneficial ownership of over 5% of the Company's Common Stock and the potential influence Mr. Wolfson has with respect to the Company's day to day operations in his role as the primary finder of potential transactions for the Company and primary business consultant to the Company. Mr. Wolfson is also the uncle of Richard Surber, the Company's president, chief executive officer and director. Because of the nature of Mr. Wolfson's relationship with the Company, the following transactions may be considered related party transactions. For more information on Mr. Wolfson, see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

    A-Z works as an independent consultant to the Company whose primary function is to locate potential transactions on the Company's behalf and to present them to the Company's management. A-Z has served the Company in this capacity since 1992. During 1998, A-Z performed services on the Company's behalf primarily involving locating potential transactions for the purchase and sale of the Company's real estate holdings.

    The Company does not currently have any formal consulting arrangement with A-Z, aside from providing A-Z with office space. The Company has, instead, agreed to further compensate A-Z on a transaction by transaction basis. During

1998, A-Z was instrumental in several transactions involving the purchase, sale and financing of real estate holdings by the Company and its subsidiaries. However, A-Z waived any fees owed to it by the Company.

    In 1997, the Company executed a promissory note in favor of A-Z to evidence $134,844 in accrued liability owed to A-Z. This note was convertible, at the Company's option, into shares of the Company's Common Stock at $0.125 per share, for a total of 1,200,000 shares of Common Stock. However, the Company chose to pay the note in cash. As of December 31, 1998, the Company had paid the note in full. Additionally, the Company lent A-Z an additional $326,079 in an effort to assist A-Z in procuring additional consulting business for the Company.

    In addition to services performed on behalf of the Company, A-Z provides consulting services to other clients, some of whom are also financial consulting clients of the Company. The Company has allowed this arrangement to occur because the Company has generated much of its business as a result of clients introduced to it by A-Z and because the services performed by A-Z are often different from and supplementary to the financial consulting services performed by the Company. During 1998, A-Z generated substantial revenues from the Company's clients. The transactions pursuant to which A-Z generated such revenues were either authorized or ratified by a disinterested majority of the Company's board of directors.

    Cyberstate, Inc., a consolidated subsidiary, executed a contract to sell a condominium unit to Allen Wolfson for a price of $65,000 on October 10, 1997. The parties subsequently agrees rescind the purchase. A disinterested majority of the Company's board of directors authorized this transaction with Mr. Wolfson based upon its belief that this was the only manner pursuant to which the acquisition of the New Brigham Building could be effected. However, Cyberstate was able to acquire the New Brigham Building without the proceeds from the sale to Mr. Wolfson. Consequently, a majority of the Company's disinterested board of directors authorized the recission of the purchase contract. For more information on this transaction, see "Item 2. Description of Property" in this report and for additional information see "Item 12. Certain Relationships and Related Transactions" in the Company's Form 10-KSB for the year ended December 31, 1997.

    On February 1, 1999, Allen Z. Wolfson entered into a Consulting Agreement with AmeriResource Technologies, Inc.("ARET") to provide various consulting services. ARET is also a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Wolfson received 20,000,000 shares ARET valued at approximately $0.005 a share or $100,000. Mr. Wolfson disclosed this transaction to the disinterested members of the board and obtained there prior approval.

Transactions involving Richard Surber

    Effective August 1997, Canton Financial Services Corporation, a consolidated subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium project to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years which expires on August 29, 2003. Mr. Surber purchased the condominium in August 1997 by assuming existing financing on the building with a then-current principal balance of $74,814. The lease provides for monthly rental and related payments of $900, of which $857 are paid directly on the note assumed by Mr. Surber. CFSC has an option to purchase the condominium for a price of $84,814 which is reduced monthly to the extent that lease payments made by CFSC have reduced the total principal due on the note assumed by Mr. Surber. However, in the event that the value of the condominium appreciates and CFSC has a arranged a sale of the condominium prior to exercise of the option, then the option price shall be the greater of $84,814 or 10% of the total sales price for the transaction CFSC has arranged.

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

    Cyberstate also executed a contract to sell a condominium unit to Richard Surber for a price of $75,000 on October 10, 1997. The parties subsequently agrees rescind the purchase. A disinterested majority of the Company's board of directors authorized this transaction with Mr. Surber based upon its belief that this was the only manner pursuant to which the acquisition of the New Brigham Building could be effected. However, Cyberstate was able to acquire the New Brigham Building without the proceeds from the sale to Mr. Surber. Consequently, a majority of the Company's disinterested board of directors authorized the recission of the purchase contract. For more information on this transaction, see "Item 2. Description of Property" in this report and for additional information see "Item 12. Certain Relationships and Related Transactions" in the Company's Form 10-KSB for the year ended December 31, 1997.

    Over the course of several years Mr. Surber has made periodic cash advances to the Company. On March 31, 1998, the Company executed a promissory note for $47,294.55 for balance owing to Mr, Surber at that time. The note bore simple interest at rate of 22% per annum. The entire unpaid principal balance and accrued interest was payable on demand but no later than March 31, 2003. As of December 31, 1998, the Company paid the note down to $1,968 .

    On February 1, 1999, Richard Surber entered into a Consulting Agreement with AmeriResource Technologies, Inc.("ARET") to provide various consulting services. ARET is also a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Surber received 20,000,000 shares ARET valued at approximately $0.005 a share or $100,000. Mr. Surber disclosed this transaction to the disinterested members of the board and obtained the board of directors prior approval.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 29 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. On January 15, 1998 the Company filed a Form 8-K disclosing the issuance of 111,113 shares of Common Stock pursuant to Regulation S. On April 6, 1998 the Company filed a Form 8-K disclosing the resignation of its independent auditor Andersen, Andersen & Strong, L.C., disclosed on the same Form 8-K was the engagement of Crouch, Bierworf & Chishom as the Company's new independent auditor. On May 11, 1998, the Company filed a report on Form 8-K disclosing the issuance of 272,000 shares of Common Stock pursuant to Regulation S. On June 1, 1998, the Company filed a report on Form 8-K disclosing the Company's suspension from trading on the Boston Stock Exchange for failure to meet the minimum market value float requirements. On December 23, 1998, the Company filed a Form 8-K disclosing the execution of an Aquisition Agreement with Innovative Property Development Corporation ("IPDC") resulting in an internal reorganization and transfer of shares in nine corporations to IPDC. On April 15, 1999, the Company filed an amendment to the Form 8K filed on December 23, 1998.








                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 1999.

                           CyberAmerica Corporation


                           /s/ Richard Surber
                           -----------------------------------------------------
                           Richard Surber, President and Chief Executive Officer



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                Date


/s/ Richard Surber        President, Chief Executive fficer   April 15, 1999
------------------        and Director
Richard Surber

/s/ Wayne Newton          Controller                          April 15, 1999
----------------
Wayne Newton

/s/ Gerald Einhorn        Vice-President, Director            April 15, 1999
------------------
Gerald Einhorn


/s/ Adrienne Bernstein    Director                            April 15, 1999
----------------------
Adrienne Bernstein

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


                               MATERIAL CONTRACTS

10(i)(a)   30                    Acquisition  Agreement  between  the  Company's
                                 majority owned subusidiary  Innovative Property
                                 Development Corp. And Diversified Holdings - I,
                                 Inc., dated April 2, 1999.

10(i)(b)   43                    Real Estate  Purchase  Agreement  between Oasis
                                 International   Hotel   &   Casino,   Inc.,   a
                                 consolidated subsidiary of the Company, and Pienne Chow Sau Har, dated December 21, 1998, regarding the sale of a one-half interest in
                                 1.45 acres in Oasis, Nevada.

10(i)(c)   48                    Real Estate  Purchase  Agreement  between Oasis
                                 International   Hotel   &   Casino,   Inc.,   a
                                 consolidated subsidiary of the Company, and Oasis Fields, L.L.C. regarding the sale of 2.45 acres in Oasis, Nevada.

10(i)(d)   53                    Acquisition  Agreement  between the Company and
                                 Innovative  Property  Development  Corp., dated
                                 October 30, 1998.

10(i)(e)   66                    Assignment  of Real  Estate  Purchase  Contract
                                 between   CyberState,   Inc.,  a   consolidated
                                 subsidiary   of  the   Company,   and  Canton's
                                 Commercial Carpet  Corporation,  a consolidated
                                 subsidiary   of  the  Company,   regarding  the
                                 acquisition   of  the  New  Brigham   Apartment
                                 Complex in Ogden, Utah.

10(i)(f)   67                    Consulting  Agreement between Allen Wolfson and
                                 AmeriResource Technologies, Inc.

10(i)(g)   84                    Consulting Agreement between Richard Surber and
                                 AmeriResource Technologies, Inc.

10(i)(h)   *                     Stock Acquisition  Agreement between TAC, Inc.,
                                 a consolidated  subsidiary of the Company,  and
                                 Golden  Opportunity   Development   Corporation
                                 regarding  the   acquisition   of  the  General
                                 Lafayette   Inn  in  Baton   Rouge,   Louisiana
                                 (incorporated  herein by reference from Exhibit
                                 No. 10(i)(a) to the Company's Form 10-QSB for the period ended March 31, 1998).

10(i)(i)   *                     Real Estate  Purchase  Agreement  between Oasis
                                 International   Hotel   &   Casino,   Inc.,   a
                                 consolidated subsidiary of the Company, and Oasis Hotel, Resort & Casino - III, Inc.
                                 regarding the sale of 18.289 acres in Oasis, Nevada (incorporated herein by reference from Exhibit No. 10(i)(b) to the Company's Form
                                 10-QSB for the period ended March 31, 1998).

10(i)(j)   *                     Lease    Agreement    between   the   Company's
                                 consolidated   subsidiary,   Canton   Financial
                                 Services Corporation, and Richard Surber, dated
                                 August  29,   1997,   pursuant   to  which  the
                                 Company's subsidiary has leased a condominium unit from Mr. Surber (incorporated herein by reference from Exhibit Number 10(i)(a) of the Company's Form 10-KSB for the period ended
                                 December 31, 1997).

10(i)(k)   *                     Real  Estate  Purchase   Contract  between  the
                                 Company's wholly owned subsidiary,  Cyberstate,
                                 Inc.,  and Richard  Surber,  dated  October 10,
                                 1997,  pursuant to which Cyberstate will sell a
                                 condominium  unit in the New  Brigham  Building
                                 subject to closing of Cyberstate's purchase and
                                 successful   application  to  convert  the  New
                                 Brigham   Building   into   condominium   units
                                 (incorporated  herein by reference from Exhibit
                                 Number 10(i)(c) of the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)(l)   *                     Promissory  Note  executed  by the  Company  in
                                 favor of Richard  Surber,  dated March 25, 1998
                                 (incorporated  herein by reference from Exhibit
                                 Number 10(i)(c) of the Company's Form 10-KSB for the period ended December 31, 1997).

10(i)(m)   *                     Offshore Securities  Subscription Agreement for
                                 a 6.0%  Convertible  Debenture  sold to  Legong
                                 Investments on September 16, 1996 (incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10-QSB for the period ended September 30, 1996).


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.