Form 10KSB/A
period 1998-12-31
CYBERAMERICA CORP
filed 1999-04-23
CIK 788738

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

     On October 30, 1998, the Company decided to restructure its operation by entering into an Acquisition Agreement with Innovative Property Development Corporation, a Nevada corporation ("IPDC"), a majority owned subsidiary of the Company. The Company owned 55% of IPDC's issued and outstanding shares of common stock prior to the consummation of the Acquisition Agreement. Pursuant to the terms of the Acquisition Agreement the Company transferred ownership of its shares in several of its subsidiaries to IPDC in exchange for 1,382,528 shares of restricted stock of IPDC. Specifically, the Company transferred all of its shareholdings in: Canton Commercial Carpet Corporation, Canton Industrial Corporation of Salt Lake City, Wasatch Capital Corporation, Oasis International Hotel & Casino, Inc., Oasis International Corporation, West Jordan Real Estate Holdings, Inc.,Canton Financial Services Corporation, Hudson Consulting Group, Inc., and Canton's Wild Horse Ranch II, Inc. The purpose of this transaction was to eventually create several real estate divisions that specialized in particular segments of the real estate industry.

     As a result of the consummation of the Acquisition Agreement, the Company increased its ownership in IPDC to 78.5%. For more information on this transaction, see "Item 2. Acqusition or Disposition of Assets" in the Company's Form 8K filed on December 22, 1998.

     Subsequently, IPDC was introduced to an Internet company, China Mall, Inc. that was interested in being acquired by IPDC. Consequently, IPDC decided to divest itself of all its subsidiaries in preparation for the acquisition of China Mall, Inc., a Delaware corporation. China Mall, Inc. is an Internet company that provides: Internet marketing, selling, information, and web leasing designed in part to facilitate trade between the United States and China.

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

     The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or type of investment. However, the board of directors in its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

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

     Below is a list of the properties owned by the Company and/or its consolidated subsidiaries as of December 31, 1998. Also included are any changes in the ownership status of such properties which have occurred between the end of 1998 and the filing of this Form 10-KSB. Of the Company's properties, the Oasis, Nevada property and General Lafayette Motel in Baton Rouge, Louisiana have a book value amounting to ten percent (10%) or more of the total assets of the Company. All reference to current principal balances of encumbrances against the properties are as of December 31, 1998 only.

Oasis, Nevada Property
----------------------

     Oasis International Corporation ("OIC"), a consolidated subsidiary of the Company, owns approximately 1,076 acres of mostly raw land located in Elko County, Nevada. Oasis International Hotel and Casino, Inc. ("OIHC"), a
consolidated subsidiary of the Company also owned approximately 30 acres of mostly raw land located in Elko County, Nevada as of December 31, 1998. The 1,106 acres of land have water rights to over sixteen hundred acre feet of water per year (the "Oasis Property").

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

     The terms of purchase included: (1) the payment of One Million (1,025,000) shares of restricted stock in Oasis Resorts International, Inc., a publicly traded company on the OTC bulletin board (OAIS); (2) the assumption of a $550,000 first deed of trust; and (3) acceptance of a $3,425,000 second deed of trust with a term of 30 years, bearing interest at 9% annually, with payments due monthly.

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

     On January 11, 1999, OIHC consummated the sale of a 1/2 interest in 1.450 acres of land to Pienne Chow Sau Har in exchange for: (1) 31,250 shares of Oasis Hotel, Resort & Casino - I, Inc., (2) 31,250 shares of common stock of Oasis Hotel, Resort & Casino - II, Inc. (3) a secured promissory note in the amount of $160,000, dated February 1, 1996, held by Ms. Chow. The maker of the $160,000 promissory note China Food & Beverage Company has been in default since October 1, 1997. OIHC is in the process of enforcing its rights under the promissory note to foreclose on the collateral to the note.

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

     The Company has plans to either renovate or sell the Motel. Golden has retained the services of an architectural firm in its effort to begin renovations and thereby, comply with requirements of becoming a Days Inn Franchise. On October 15, 1998, Golden signed a License Agreement with Days Inn. Golden has not been able to successfully obtain financing as of the March 15, 1999. Consequently, the Days Inn franchise Licensing Agreement has been rescinded. However, Days Inn has represented that it will enter into a new Licensing Agreement upon Golden being able to obtain adequate financing to comply with the renovation requirements as set forth by Days Inn. The estimated cost of renovation is approximately $1.2 million. Upon completion of the necessary renovations, the Motel will have an estimated value of $6.2 million according to an MIA appraisal report prepared for various lending institutions who may have an interest in financing the renovation. The completion of renovations and the successful retention of the Days Inn franchise would significantly increase the Motel's rental revenues.

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

Vale Terrace Property - Vista, California
-----------------------------------------

     Innovative Property Development Corporation ("IPDC"), a consolidated subsidiary of the Company, held an indirect ownership interest in a 28,800 square foot two-story office building located at 956 Vale Terrace Drive in Vista, California. Pursuant to the terms of purchase, the seller was to lease the Vale Terrace building from September 1997 until July 1998 and continue making monthly interest payments on the underlying $400,000 note secured by the property. In February 1998, IPDC received notice from the holder of the first deed of trust, that the monthly interest payments had not been paid and that the note was in default. The seller's failure to make payments on the underlying note constituted a breach of contract. The seller failed to cure its breach and IPDC did not cure the default on the underlying note. Consequently, a forced sale of the property occurred on May 13, 1998. The $400,000 note secured by a first deed of trust was satisfied in full. The Company booked a loss of $272,220 during 1998 as result of the foreclosure. The Company may pursue the seller's for damages resulting from the sellers breach under the purchase contract. For a more detailed description of the property, see "Item 2. Description of Property" in the Company's Form 10-KSB for the year ended December 31, 1997.

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

     CFSC has an option to purchase a fourth condominium in the Brian Head area pursuant to a lease option agreement it executed with Richard Surber, the Company's president, director and chief executive officer, in August 1997. Mr. Surber owns the condominium subject to a note on the property secured by a deed of trust. CFSC leases the condominium for $900 per month, almost all of which is applied to the monthly obligations on the first note. CFSC has an option to purchase the condominium through a payment of $82,100, which is reduced monthly by the extent to which CFSC's monthly rental payments decrease the principal balance due on the note. The lease option also contains an alternative option price in the event the unit appreciates dramatically during the term of the lease. CFSC is also required to pay all taxes, condominium fees, maintenance and repair expenses and other charges on the property. CFSC has the ability to manage, control and sell the condominium unit during the term of lease. The Company is of the opinion that these properties are adequately covered by insurance. For more information on this lease, see "Item 12. Certain Relationships and Related Transactions."

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

Investments in Raw Land
-----------------------

     Through several subsidiaries, the Company owns a total of approximately 6,915 acres of raw, unimproved land located in undeveloped regions of Box Elder County, Utah. These subsidiaries will be collectively referred to as the Company for purposes of this description. The Company purchased this land through several different transactions beginning in August 1996 and continuing throughout 1997. Of the total acreage, approximately 1,975 acres are subject to three separate notes with a combined principal balance of $42,093 and secured by separate deeds of trust. The notes on these 1,975 acres each accrue interest at a rate of 7% per annum and provide for monthly payments totaling $498. The notes mature in November of 2004 when the remaining $20,515 in principal balance is due in full.

     The total acreage also includes an additional 1,280 acres which are subject to two separate notes with a total current principal balance of $78,728 and secured by two separate deeds of trust. The notes on these 1,280 acres accrue interest at a rate of 8.25% per annum and provide for monthly payments totaling $599. The notes mature in July of 2007 when the remaining $70,818 in collective principal balance is due.

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

     Xeta Corporation vs. The Canton Industrial Corporation - Suit was filed in the United States District Court, in the Central District of Utah, Case Number 95CV218G on March 8, 1995. Xeta alleged that $116,500 was fraudulently transferred to the company by ATC, II, Inc. a Delaware corporation. Richard Surber and Gerald Curtis were also named as defendants in the cause of action. Xeta received a Summary Judgment as to the Company only, an appeal of that decision has been sustained by the Tenth Circuit Court. Xeta, through service of a writ of execution, seeks to compel the sale of shares of Innovative Property Development Corp. held by the company. Sales of these shares are pending with a broker of Xeta's selection. On April 14, 1999, the Company settled this judgement by paying $116,000 to Xeta in exchange for a release, an assignment of Xeta's judgement against ATC II, Inc. and the return of its Innovative Property Development Corp. shares.

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


                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the Boston Stock Exchange ("Exchange") under the symbol "CYA" until the close of business on May 28, 1998, when the Company was delisted for failure to meet the Exchange's minimum market value float requirements of at least $500,000. For more information on this transaction, see the Form 8-K filed by the Company on June 1, 1998. The Company's stock is now traded on the OTC Bulletin Board under the symbol "CYAA."

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's operations consist primarily of two different areas of focus. The Company's primary operations involve the acquisition, lease and sale of real estate holdings. The Company also provides financial consulting services, although the Company intends to sell or discontinue its consulting division.

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

     The terms of purchase  included:  (1) the  payment One Million  (1,025,000)
shares of restricted stock in Oasis Resorts International, Inc., a publicly traded company on the OTC bulletin board (OAIS); (2) the assumption of a $550,000 first deed of trust; and (3) acceptance of a $3,425,000 second deed of trust with term of 30 years bearing interest at 9% annually with payments made monthly. The Company booked a gain of $728,434 as a result of this transaction. For more information on this transaction, see "Item 2. Description of Property."

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

     Revenues from financial consulting for 1998 increased to $996,447, as compared to 1997 revenues of $209,856. Costs of consulting revenues also increased significantly from $170,971 in 1997 to $545,174 in 1998. The increase in costs is attributable to direct cost associated with increase in consulting revenues.

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

     The Company generates a substantial portion of its cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are closely tied to the price of its clients' securities. A decline in the market price of a client's stock can greatly affect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. During 1998, the Company incurred losses attributable to a market value decline in several investment securities previously issued to the Company as consulting fees. The Company recorded $421,753 as an expense to reflect permanent declines in the value of the Company's investment securities. The Company has additional, unrealized losses from investment securities available for sale of $24,747 which are reflected in the Company's Shareholders' Equity.

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

     The Company currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 compliant the Company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

     Adrienne Bernstein was appointed to the board of directors in September 1996. Ms. Bernstein is also an employee of the Company who has been responsible for managing the Company's East Coast real estate holdings for the past two years. From 1988 to 1994, Ms. Bernstein was the assistant director of the human resources department for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a vice president for Leucadia National Corporation, a publicly traded company specializing in finance, insurance, and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

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

     Cyberstate, Inc., a consolidated subsidiary, executed a contract to sell a condominium unit to Allen Wolfson for a price of $65,000 on October 10, 1997. The parties subsequently agreed to rescind the purchase. A disinterested majority of the Company's board of directors authorized this transaction with Mr. Wolfson based upon its belief that this was the only manner pursuant to which the acquisition of the New Brigham Building could be effected. However, Cyberstate was able to acquire the New Brigham Building without the proceeds from the sale to Mr. Wolfson. Consequently, a majority of the Company's disinterested board of directors authorized the recission of the purchase contract. For more information on this transaction, see "Item 2. Description of Property" in this report and for additional information see "Item 12. Certain Relationships and Related Transactions" in the Company's Form 10-KSB for the year ended December 31, 1997.

     On February 1, 1999, Allen Z. Wolfson entered into a Consulting Agreement with AmeriResource Technologies, Inc.("ARET") to provide various consulting services. ARET is also a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Wolfson received 20,000,000 shares of ARET common stock valued at approximately $0.005 a share or $100,000. Mr. Wolfson disclosed this transaction to the disinterested members of the board and obtained their prior approval.

Transactions involving Richard Surber

    Effective August 1997, Canton Financial Services Corporation, a consolidated subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium project to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years which expires on August 29, 2003. Mr. Surber purchased the condominium in August 1997 by assuming existing financing on the building with a then-current principal balance of $74,814. The lease provides for monthly rental and related payments of $900, of which $857 are paid directly on the note assumed by Mr. Surber. CFSC has an option to purchase the condominium for a price of $84,814 which is reduced monthly to the extent that lease payments made by CFSC have reduced the total principal due on the note assumed by Mr. Surber. However, in the event that the value of the condominium appreciates and CFSC has arranged a sale of the condominium prior to exercise of the option, then the option price shall be the greater of $84,814 or 10% of the total sales price for the transaction CFSC has arranged.

    CFSC entered this lease-option arrangement because it was unable to obtain sufficient financing to acquire the condominium at the time the unit was available. This arrangement allowed CFSC to obtain beneficial ownership of the condominium through a capital lease. CFSC provided Mr. Surber with financial incentives to enter this arrangement in order to compensate him for assuming personal liability on the financing. Mr. Surber's interest in this transaction is two-fold. First, Mr. Surber receives a monthly fee of $43, which equals the amount by which monthly payments due to Mr. Surber exceed the amounts due under the note on the property. Second, Mr. Surber will receive a lump sum of not less than $10,000 in the event that the option on the condominium is exercised by CFSC. Because Mr. Surber is the only officer and director of CFSC, a disinterested majority of the Company's board of directors authorized the formation and execution of this lease agreement.

     Cyberstate also executed a contract to sell a condominium unit to Richard Surber for a price of $75,000 on October 10, 1997. The parties subsequently agreed to rescind the purchase. A disinterested majority of the Company's board of directors authorized this transaction with Mr. Surber based upon its belief that this was the only manner pursuant to which the acquisition of the New Brigham Building could be effected. However, Cyberstate was able to acquire the New Brigham Building without the proceeds from the sale to Mr. Surber. Consequently, a majority of the Company's disinterested board of directors authorized the recission of the purchase contract. For more information on this transaction, see "Item 2. Description of Property" in this report and for additional information see "Item 12. Certain Relationships and Related Transactions" in the Company's Form 10-KSB for the year ended December 31, 1997.

     Over the course of several years Mr. Surber has made periodic cash advances to the Company. On March 31, 1998, the Company executed a promissory note for $47,294.55 for balance owing to Mr, Surber at that time. The note bore simple interest at the rate of 22% per annum. The entire unpaid principal balance and accrued interest was payable on demand but no later than March 31, 2003. As of December 31, 1998, the Company paid the note down to $1,968 .

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


27         101                   Financial Data Schedule.


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.