Form 10QSB
period 1999-03-31
CYBERAMERICA CORP
filed 1999-05-20
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


                         Commission file number: I-9418


                            CYBERAMERICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





               Nevada                                 87-0509512
     --------------------------             ------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)





                 268 West 400 South, Salt Lake City, Utah 84101
               ------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

                             Yes XX           No


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 18, 1999 was 3,042,673.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS..................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................7

ITEM 5.  OTHER INFORMATION....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................8


SIGNATURES....................................................................9

INDEX TO EXHIBITS............................................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

Consolidated Unaudited Condensed Balance Sheet March 31, 1999...............F-2

Consolidated Unaudited Condensed Statements of Operations
  March 31, 1999 and 1998    ...............................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows
  March 31, 1999 and 1999...................................................F-6

Consolidated Unaudited Condensed Statement of Shareholders' Equity
  March 31, 1999............................................................F-7

Notes to Consolidated Unaudited Condensed Financial Statements
  March 31, 1999............................................................F-8

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED UNAUDITED BALANCE SHEETS
                                 March 31, 1999

ASSETS
------

CURRENT ASSETS
   Cash                                                       $         427,885
   Accounts receivable - Trade                                          341,786
   Accounts receivable - Related Parties                                301,789
   Note receivable - Current Portion                                  1,144,645
   Prepaid expenses                                                       9,186
   Securities available for sale                                        775,067
                                                                  --------------
TOTAL CURRENT ASSETS                                                  3,000,358

PROPERTY AND EQUIPMENT                                                8,987,958

OTHER ASSETS
   Investment securities at cost                                        289,856
   Notes receivable - net of current portion                            312,000
   Investments - other                                                  309,166
                                                                   -------------
TOTAL OTHER ASSETS                                                      911,022

TOTAL ASSETS                                                  $      12,899,338
                                                                   =============






















       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED BALANCE SHEETS (Continued)
                                 March 31, 1999


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable - trade                                   $         493,761
   Accounts payable - Related Parties                                    99,865
   Accrued liabilities
     Interest                                                            97,661
     Real estate taxes and assessments                                  642,876
     Payroll and related taxes payable                                  179,645
     EPA liabilities                                                    325,398
     Refundable deposits                                                 28,422
     Refund to investors                                                 47,986
     Other                                                              267,622
   Debenture payable                                                    260,000
   Current maturities of long-term debt                               1,536,485
                                                                   -------------

TOTAL CURRENT LIABILITIES                                             3,979,721
                                                                   -------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                             4,689,746
                                                                   -------------
TOTAL LONG-TERM LIABILITIES                                           4,689,746

MINORITY INTEREST                                                       525,360

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 20,000,000
     shares authorized; 2,686,571 shares issued                           2,867
   Additional paid-in capital                                        15,341,812
   Accumulated deficit                                              (11,615,421)
   Unrealized loss from securities available for sale                   (24,747)
                                                                   -------------
TOTAL SHAREHOLDERS' EQUITY                                            3,704,511
                                                                   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $       12,899,338
                                                                    ============




       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998

                                                           Three Months Ended
                                                               March 31,
                                                           1999         1998
                                                       ------------ ------------
REVENUE
   Sale of property                                     $  600,000   $     --
   Revenue Deferred                                          --            --
   Additional gain recognition                              10,392         --
   Consulting revenue                                      296,875       41,724
   Rental revenue                                          152,241      116,540
                                                          --------     ---------
TOTAL REVENUE                                            1,059,508      158,264


COSTS OF REVENUE
   Cost of sale of property                                219,498         --
   Costs associated with consulting revenue                201,742       28,764
   Costs associated with rental revenue                    108,741       35,741
   Interest expenses associated with rental revenue         56,885       64,786
                                                          --------      --------
 TOTAL COSTS OF REVENUE                                    586,866      129,291


GROSS PROFIT                                               472,642       28,973
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                   216,710      383,171
                                                          --------     ---------

OPERATING PROFIT (LOSS)                                    255,932     (354,198)

OTHER INCOME (EXPENSE):
   Interest income                                         101,267       39,069
   Interest expense                                        (99,862)     (46,570)
   Gain (loss) from sale of investment securities           46,278          -
   Other income (expense)                                    2,865       (4,114)
                                                          ---------    ---------
TOTAL OTHER INCOME (EXPENSES)                                50,548     (11,615)
                                                          ---------    ---------

INCOME (LOSS)  BEFORE
MINORITY INTEREST                                           306,480    (365,813)

MINORITY INTEREST IN LOSS                                    16,847      31,054
                                                          ---------    ---------



       See notes to consolidated unaudited condensed financial statements.

NET PROFIT (LOSS)                                       $   323,327  $ (334,759)

INCOME (LOSS) PER COMMON SHARE
   Income (loss) before minority interest               $      0.11  $    (0.17)
   Minority interest in loss (gain)                            0.01        0.01
                                                          ---------    ---------
   Net income (loss) per weighted average
     common share outstanding                           $      0.11  $    (0.16)
                                                          =========    =========
   Weighted average number of common
     shares outstanding                                   2,866,571   2,180,564
                                                          =========   ==========























       See notes to consolidated unaudited condensed financial statements.

                      CYBERAMERICA CORPORATION SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                               Unaudited
                                                       -------------------------
                                                           1999          1998
                                                       ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $   323,327   $ (334,759)
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments                  (46,278)
      Minority interest in (gain) loss                     (33,092)     (31,054)
     Depreciation and Amortization                          86,233       55,613
     Services paid with common stock                          -           2,190
     Decrease (increase) in assets:
       Receivables                                        (204,307)     126,133
       Prepaid Expenses and                                  1,967        1,681
     Increase (decrease) in liabilities:
      Accounts and notes payable                             2,044        7,535
      Accrued liabilities                                  (22,148)    (152,505)
                                                          ---------   ----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     $   107,746   $ (325,166)
                                                          ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                    8,761      (30,706)
     Proceeds from sale of investments                     208,493       75,463
                                                          ---------   ----------
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES         $   217,254   $   44,757

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in long term debt                               -         640,000
     Reduction of long-term debt                           (43,859)    (359,419)
                                                          ---------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              $   (43,859)  $  280,581

INCREASE (DECREASE) IN CASH                                281,141          172

CASH AT BEGINNING OF PERIOD                                146,744        5,906
                                                          ---------   ----------

CASH AT END OF PERIOD                                  $   427,885   $    6,078
                                                          =========   ==========


       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED UNAUDITED STATEMENTS OF
                       SHAREHOLDERS' EQUITY For the Three
                           Months Ended March 31, 1999



                                                                                          Net Unrealized
                                                                                        Loss on Securities         Total
                                 Common      Stock        Pain-in                          Available for        Shareholders'
                                 Shares      Amount       Capital          Deficit             Sale               Equity



Balance at December 31, 1998   2,866,571    $ 2,867    $ 15,341,812    $ (11,938,748)      $  (24,747)           $  3,381,184

                                                                             323,327                                  323,327
                                                                       --------------                            ------------

Balance at March 31, 1999      2,866,571    $ 2,867    $ 15,341,812    $ (11,611,421)      $  (24,747)           $  3,704,511
                               =========    =======    ============    ==============      ===========           ============


                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999


1. Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1999.

2. Year 2000 Compliance

The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any program or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and and has upgraded approximately 25% of its existing system with hardware and software that purports to be Year 2000 compliant.

The majority of the Company's other software and hardware is not believed to be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company is expected to be fully compliant by June 30, 1999. The cost assiciated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case.

The Company currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 compliant, the company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flow.

3. Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     During the first quarter of 1999, CyberAmerica Corporation, a Nevada corporation and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) continued to improve its financial condition. The Company through its real estate and consulting operations increased its rental and consulting revenues over the comparable quarter in 1998. As a direct result of increased revenues for the first quarter of 1999 and the year ended December 31, 1998, the Company's overall financial health significantly improved.


Real Estate Divisions

     The Company's operations primarily involve the acquisition, management, lease and sale of real estate holdings. Over the past six years, the Company has acquired a wide variety of commercial and residential properties. The Company owns several real estate holdings in Utah and also owns properties in other parts of the United States. The Company seeks to locate and acquire primarily commercial real estate which is believed to be undervalued with little or no cash down. The Company acquires real estate with a view to resell at substantial profits upon making improvements to the properties. While the Company is making improvements to the properties, it generally enters into short term leases to generate rental income.

     The types of properties that the Company generally purchases includes Class C commercial buildings and raw land. The commercial space generally needs a nominal to substantial amount of renovation to obtain market rents. Accordingly, the typical result of purchasing such properties is that the Company usually has insufficient cash flows from rental revenues to cover the debt service and other expenses related to the Company's real estate because of below market rents, short term financing arrangements and no rental revenues from raw land. However, upon sale of such properties the Company has typically realized substantial gains. To cover cash shortages, the Company generally uses capital generated from its consulting division to cover deficits or the Company will issue its common stock to raise additional capital. The Company's plans to eliminate cash shortages and losses related to its real estate holdings includes plans to develop or sell portions of it raw land, increase occupancies, and sell certain properties that operate at a loss.

     The Company made no significant acquisitions of real property during the quarter ended March 31, 1999. However, the Company disposed of two parcels of land.

     On January 11, 1999, OIHC consummated the sale of a 1/2 interest in 1.450 acres of land to Pienne Chow Sau in exchange for: (1) 31,250 shares of Oasis Hotel, Resort & Casino - I, Inc., (2) 31,250 shares of common stock of Oasis Hotel, Resort & Casino - II, Inc. (3) a secured promissory note in the amount of $160,000, dated February 1, 1996, held by Ms. Chow. The maker of the $160,000 promissory note China Food & Beverage Company has been in default since October 1, 1997. OIHC is in the process of enforcing its rights under the promissory note. The Company plans to bring legal proceedings against the holder of the note.

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

     The Company recorded revenues of $10,392 for payments received pursuant to a note issued on the sale of the Oasis, Nevada property sold to Oasis Resorts International, Inc. on May 11, 1998. For more information on the Oasis, Nevada property, please "Item 2. Description of Property" in the Company's Form 10KSB for the year ended December 31, 1998.

     The Company recorded rental revenues of $152,241 from its real estate operations for the first quarter compared to $116,540 for the same period of 1998. This increase was due to the acquisition of the General Lafayette Motel in the second quarter of 1998 whose revenues are consolidated with the Company's. The motel generated approximately $87,800 in revenues and is expected to increase substantially upon completion of the necessary renovations.

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

     Revenues from the Company's financial consulting operations increased during the quarter ended March 31, 1999. The Company recorded quarterly revenues of $296,875 from its financial consulting operations as compared to $41,724 for the same period of 1998. This increase was due to an increase in the number of clients that retained the Company during the quarter.


Results of Operations

     Gross revenues for the quarter ended March 31, 1999 were $1,059,508 compared to $158,264 for the same period in 1998, an increase of $901,244. The gross revenues for March 31, 1999, were higher than the comparable quarter in 1998 due to sale of property in Oasis, Nevada and significant increase in consulting revenues. In contrast, the revenues from sale of real estate during March 31, 1999, totaled $600,000. Rental revenues increased by 31% to $152,241 during the quarter ended March 31, 1999, from $116,540 for the comparable period in 1998. This increase is attributable to an increase in occupancies and the revenues generated by the General Lafayette Hotel which was acquired in the second quarter of 1998.

     Costs of revenues were $586,866 for the quarter ended on March 31, 1999, compared to $129,291 for the comparable period in 1998. The increase/decrease in the costs of revenues is primarily due to the Company's sale of property in Oasis, Nevada and an increase operation of the hotel in Baton, Rouge, La. as well as the addition of new employees.

     Gross profit was $472,642 for the quarter ended on March 31, 1999 and $28,973 for the comparable quarter in 1998. Gross profit as a percentage of revenues was 55% and 18.3%, respectively.

     Selling, general, and administrative expenses were $216,710 for the quarter ended on March 31, 1999 and $383,171 for the comparable period in 1998, an increase/decrease of $166,461. The primary reason for the decrease was employees working on consulting projects allocated to costs associated with consulting revenue.

     Operating income was $255,932 during the quarter ended on March 31, 1999, compared to an operating loss of $354,198 for the comparable quarter in 1998. The Company's operating gain for the quarter ended March 31, 1999, was primarily attributable to the sale of Oasis property and an increase in consulting clients.

     During the quarter ended March 31, 1999, the Company earned other income in the amount of $50,548. During the comparable period in 1998, the Company incurred other expenses in the amount of $11,615. The primary reason for the difference is attributable to a $46,278 gain from the sale of investment securities as opposed to no income from the sale of investment securities during the first quarter of 1998 and interest income received on property sold on contract in Oasis, Nevada.

Capital Resources and Liquidity

     The Company had a net working capital deficit of $979,363 for the quarter ended March 31, 1999, as compared to a $1,563,181 deficit at the end of March 31, 1998. The Company has several loans on real property which come due during 1999 totaling approximately $1,287,000. The Company is presently working to locate suitable long-term financing for these properties.

     Net stockholders' equity in the Company was $3,704,511 as of March 31, 1999, compared to $1,865,013 as of March 31, 1998. The increase in net stockholder's equity is primarily due to a return to profitabilty during the last 12 months in which the company had $1,067,070 in net income.

     Due to the Company's debt service on real estate holdings, willingness to acquire properties with negative cash flows and acceptance of non-cash assets for consulting services, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities. However, during the first quarter of 1999, the Company did not issue any equity securities to finance its operations.

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

Forward Looking Statements

     The forward looking statements contained in this Item 2 and elsewhere in this Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     During the first quarter of 1999, the following material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10KSB for the year ended December 31, 1998.

     Xeta Corporation vs. The Canton Industrial Corporation - Suit was filed in the U.S. District Court, in the Central District of Utah, Case Number 95CV218G on March 8, 1995. Xeta alleged that $116,500 was fraudulently transferred to the company by ATC II, Inc. a Delaware corporation. Xeta was granted a Summary Judgment as to the Company only, on appeal that decision was sustained by the Tenth Circuit Court. On April 14, 1999, the Company settled and resolved all claims asserted by Xeta through the payment of $116,000, Xeta assigned its judgment against ATC II, Inc. to the Company as part of the settlement. Orders of dismissal and joint and mutual releases have been executed and filed in the appropriate places.

     State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354. The suit sought the completion of clean up procedures for property owned by Canton Tire Recycling of West Virginia, Inc., located in the city of Parkersburg. Local counsel was retained, as was local environmental engineers in an effort to quantify the work demanded by the state. On May 14, 1999 an agreed Consent Order has been filed with the Circuit Court, providing for the work to be done by the Company and a time frame in which such work is to be completed. A fine in the amount of $88,000 is provided for with payments terms over four years from the entry of the Order. The Company has received bids that estimate the cost of the clean up to be approximately $90,000. The Company believes that the clean up procedures will be implemented and completed prior to the end of the third quarter in 1999


ITEM 5.  OTHER INFORMATION

Subsequent Events

     On May 18, 1999, Diversified Holdings XIX, Inc., a consolidated subsidiary of the Company, closed on a sale of its real property located near the town of Cheriton, in Northampton County, Virginia. The property consists of several buildings and approximately 65 acres. The property was sold to Eastern Shore Composites, L.L.C. for a total purchase price of $700,000. The terms of the sale provide for an initial cash payment of $45,000 being credited to the purchase price, a promissory note, secured by a deed of trust, in the amount of $655,000 bearing interest at the rate of 9% per annum with monthly payments of principal and interest, with a balloon payment requiring the balance of the note to be paid in full on May 18, 2002. The new owner has and continues to work to resolve all environmental issues related to the property without further participation by the Company. For more information on this property, please "Item 2. Description of Property" in the Company's Form 10KSB for the year ended December 31, 1998.

     On April 2, 1999, IPDC signed an Acquisition Agreement with Diversified Holdings, I, Inc., a Nevada corporation, which was wholly owned by the Company ("DHI"). Pursuant to the terms of this Acquisition Agreement, IPDC divested itself of all of its subsidiaries in exchange for 982,528 shares of IPDC common stock which was previously owned by the Company, and 222,220 shares of DHI. The effect of this transaction will be that the Company will own 90% of DHI and DHI will own at least a majority interest in the following entities excepting Wasatch Capital Corporation of which DHI will own a 20% interest: Canton Commercial Carpet Corporation, Canton Industrial Corporation of Salt Lake City, Wasatch Capital Corporation, Oasis International Hotel & Casino, Inc., Oasis International Corporation, West Jordan Real Estate Holdings, Inc.,Canton Financial Services Corporation, Hudson Consulting Group, Inc., Canton's Wild Horse Ranch II, Inc.,CyberLacrosse, Inc., Cyberstudio, Inc., Diversified Holdings XIX, Inc., Diversified Land & Cattle Company, Golden Opportunity Corporation, Great Basin Water Corp., Lexington Three Mile East Terrace Mountain Estates, Inc., Lexington, Four Mile East Terrace Mountain Estates, Inc., Lexington One Mile East Little Pigeon Mountain Estates, Inc. and Taylor's Landing, Inc. The Acquisition Agreement between IPDC and DHI was consummated on April 15, 1999, and Acquisition of China Mall, Inc. by IPDC is expected to be consummated by May 31, 1999.

The Company's shareholder interestin IPDC is expected to be reduced to approximately 453,550 shares or less than 5 % of IPDC's issued and outstanding shares of common stock after it acquires China Mall, Inc.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May 1999.



                            CYBERAMERICA CORPORATION


                            /s/ Ricard Surber
                            ---------------------
                            Richard Surber                     May 19, 1999
                            President, Chief Executive Officer and Director




                            /s/ Wayne Newton
                            --------------------
                            Wayne Newton                       May 19, 1999
                            Controller

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

                                    MATERIAL CONTRACTS

10(i)(a)           *       Acquisition Agreement between the Company's  majority
                           owned subsidiary Innovative Property Development Corp
                           And Diversified Holdings-I, Inc., dated April 2, 1999
                           (incorporated herein  by reference  from  Exhibit No.
                           10(i)(a) to the Company's Form 10-KSB for the period ended December 31, 1998).

10(i)(b)          *        Real Estate Purchase Agreement between Oasis Interna-
                           tional Hotel & Casino, Inc.,a consolidated subsidiary of the Company, and Pienne Chow Sau Har, consummated on January 11, 1999, regarding the sale of a one-half interest in 1.45 acres in Oasis, Nevada (incorporated herein by reference from Exhibit No. 10(i)(b) to the Company's Form 10-KSB for the period ended
                           December 31, 1998).

10(i)(c)          *        Real Estate  Purchase Agreement between Oasis  Inter-
                           national Hotel & Casino, Inc., a consolidated subsid-iary of the Company, and Oasis Fields, L.L.C., consummated on January 11, 1999, regarding the sale of 2.45 acres in Oasis, Nevada (incorporated herein by reference from Exhibit No.10(i)(c)to the Company's
                           Form 10-KSB for the period ended December 31, 1998).

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.