Form 10QSB/A
period 1999-03-31
CYBERAMERICA CORP
filed 1999-05-20
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________.


         Commission file number:  I-9418


                            CYBERAMERICA CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)





              Nevada                                    87-0509512
          -------------                                -------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)





          268 West 400 South, Salt Lake City, Utah            84101
          ----------------------------------------------------------
         (Address of principal executive office)            (Zip Code)


                                 (801) 575-8073
                                -----------------
                           (Issuer's telephone number)


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




                         CYBERAMERICA CORPORATION


                               /S/ Richard Surber
                         -------------------------------------------
                         Richard Surber                 May 19, 1999
                         President, Chief Executive Officer and Director




                               /S/ Wayne Newton
                         -------------------------------------------
                         Wayne Newton                   May 19, 1999
                         Controller