Form 10QSB
period 1999-06-30
CYBERAMERICA CORP
filed 1999-08-16
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the transition period from to .


                         Commission file number: I-9418


                            CYBERAMERICA CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)





          Nevada                                         87-0509512
  ------------------------                    ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)





      268 West 400 South, Salt Lake City, Utah        84101
     -----------------------------------------------------------
       (Address of principal executive office)      (Zip Code)


                                (801) 575-8073
                             -------------------
                         (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 9, 1999 was 3,227,238.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Consolidated Unaudited Condensed Balance Sheet June 30, 1999 ................F-2

Consolidated Unaudited Condensed Statements of Operations
   June 30, 1999 and 1998....................................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows
  June 30,1999 and 1998......................................................F-6

Consolidated Unaudited Condensed Statement of Shareholders' Equity
  June 30, 1999 .............................................................F-7

Notes to Consolidated Unaudited Condensed Financial Statements
  June 30, 1999..............................................................F-8

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                  June 30, 1999

ASSETS

CURRENT ASSETS
   Cash                                                         $        238,303
   Accounts receivable - Trade                                           445,768
   Accounts receivable - Related Parties                                 322,785
   Note receivable - Current Portion                                   1,173,261
   Prepaid expenses                                                       12,874
   Securities available for sale                                         865,468
                                                                  --------------
TOTAL CURRENT ASSETS                                                   3,058,459

PROPERTY AND EQUIPMENT                                                 8,127,466
OTHER ASSETS
   Investment securities at cost                                         348,150
   Notes receivable - net of current portion                             965,000
   Investments - other                                                   309,166
                                                                   -------------
TOTAL OTHER ASSETS                                                     1,662,316

TOTAL ASSETS                                                     $    12,808,241
                                                                    ============


























       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 1999


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                     $        222,738
   Accounts payable - Related Parties                                     99,865
   Accrued liabilities
     Interest                                                             67,271
     Real estate taxes and assessments                                   175,438
     Payroll and related taxes payable                                    79,986
     EPA liabilities                                                     325,398
     Refundable deposits                                                  29,742
     Refund to investors                                                  43,678
     Other                                                               153,827
   Debenture payable                                                     253,849
   Current maturities of long-term debt                                1,038,205

TOTAL CURRENT LIABILITIES                                              2,489,997

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                              5,259,283
TOTAL LONG-TERM LIABILITIES                                            5,259,283

MINORITY INTEREST                                                        441,484

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued                                        -
   Common stock par value $.001; 20,000,000
     shares authorized; 3,227,238 shares issued                            3,228
   Additional paid-in capital                                         15,355,080
   Accumulated deficit                                              (10,716,084)
   Unrealized loss from securities available for sale                   (24,747)
                                                                   -------------
TOTAL SHAREHOLDERS' EQUITY                                             4,617,477
                                                                       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     12,808,241
                                                                   =============











       See notes to consolidated unaudited condensed financial statements.

                                       CYBERAMERICA CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                   For the Three Months Ended June 30, 1999 and 1998


                                                       Three Months Ended                           Six Months Ended
                                                            June 30                                      June 30
                                                   1999                  1998                  1999                   1998
                                             ----------------      ----------------      ----------------       ----------------
Revenue
      Sale of property                    $           840,000    $        4,475,000    $        1,440,000    $         4,475,000
      Revenue deferred                                      -           (4,019,269)                     -             (4,019,269)
      Additional gain recognition                      12,050                     -                22,442                      -
      Consulting revenue                              640,594               336,941               937,469                378,665
      Rental revenue                                  275,151               241,100               427,392                357,640
                                             ----------------      ----------------      ----------------       ----------------
Total Revenue                                       1,767,795             1,033,772             2,827,303              1,192,036

Costs of Revenue
      Cost of sales of property                       717,310                24,837               936,808                 24,837
      Costs associated with
      consulting revenue                              207,020                60,911               408,762                 89,675
      Costs associated with rental
      revenue                                         255,736               151,058               364,477                186,799
      Interest expenses associated
      with rental revenue                              84,883                83,786               141,768                148,572
                                             ----------------      ----------------      ----------------       ----------------
Total Costs of Revenue                              1,264,949               320,592             1,851,815                449,883

Gross Profit                                          502,846               713,180               975,488                742,153

Selling, General and
Administrative Expenses                               321,752               223,329               538,462                606,500

Operating Profit (Loss)                               181,094               489,851               437,026                135,653

Other Income (Expense)
      Interest Income                                  52,631                26,256               153,898                 65,325
      Interest Expense                               (51,864)              (57,599)              (151,726)              (104,169)
      Gain from sale of investment
      securities                                      576,201               352,695               622,479                352,695
      Gain (Loss) on foreclosure                      256,742             (274,220)               256,742               (274,220)
      Other income (expense)                            2,004                 4,892                 4,869                    778
                                             ----------------      ----------------      ----------------       ----------------
Total Other Income (Expense)                          835,714                52,024               886,262                 40,409

Income (Loss) Before Minority
Interest                                            1,016,808               541,875             1,323,288                176,062

Minority Interest in Loss                           (117,471)                21,899             (100,624)                 52,953
                                             ----------------      ----------------      ----------------       ----------------

Net Profit (Loss)                         $           899,337    $          563,774    $        1,222,664    $           229,015




            See notes to consolidated  unaudited condensed financial statements.

Income (Loss) Per Comon Share
      Income (loss) before
      minority interest                         $       0.33         $         0.23        $        0.44       $             .08
      Minority interest in loss                        (0.04)                  0.01                (0.03)                   0.02
                                             ----------------      ----------------      ----------------       ----------------
      Net income (loss) per
      weighted average common
      share outstanding

                                                $       0.29        $         0.23         $        0.41       $            0.10
                                             =================    =================    ==================        =================

      Weighted Average number
      of common shares
      outstanding
                                                   3,124,431              2,404,064            2,996,214               2,292,314
                                                =============         =============         =============          =============


            See notes to consolidated  unaudited condensed financial statements.

                                         CYBERAMERICA CORPORATION SUBSIDIARIES
                               CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   For the Three Months Ended June 30, 1999 and 1998

                                                                                          Six Months Ended
                                                                                             June 30
                                                                                            Unaudited
                                                                                      1999               1998
                                                                              -------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $   1,222,664        $     229,015
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments                                         (622,479)             352,695
     Loss (Gain) on foreclosure                                                   (256,742)             274,220
      Minority interest in (gain) loss                                            (100,624)              52,953
     Depreciation and Amortization                                                 176,428              107,462
     Common stock issued for assets and debt                                           294               39,231
     Services paid with common stock                                                     -               29,764
     Decrease (increase) in assets:
       Receivables                                                                 193,449               93,929
       Prepaid Expenses and                                                         (1,721)           (142,587)
     Increase (decrease) in liabilities:
      Accounts and notes payable                                                  (268,979)              20,648
      Accrued liabilities                                                          736,418               (9,002)
      Current portion of long-term debt                                           (486,053)            (661,475)
                                                                              -------------          -----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           $     880,181        $     386,853
                                                                              -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Minority interest in subsidiary acquired                                            -              784,000
     Capital expenditures                                                          (48,756)          (3,088,834)
     Proceeds from sale of investments                                           1,009,947                   -
                                                                              --------------       -------------
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES                               $     916,191        $  (2,304,834)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash                                                  13,335               41,732
     Increase in long term debt                                                    600,000            1,921,000
     Reduction of long-term debt                                                  (589,451)             (17,918)
                                                                              --------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    $      10,549        $   1,944,814

 INCREASE (DECREASE) IN CASH                                                        91,559               26,833

CASH AT BEGINNING OF PERIOD                                                        146,744                5,906
                                                                              ---------------      --------------

CASH AT END OF PERIOD                                                        $     238,303        $      32,739
                                                                              ================     ==============


             See notes to consolidated unaudited condensed financial statements.

                                                  CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                Years Ended December 31, 1998 and 1997
                                               and the Six months ednded June 30, 1999


                                          Total                 Loss on Securities                    Net Unrealized
                                         Common       Stock          Paid-in                           Available for   Shareholders'
                                         Shares       Amount         Capital            Deficit            Sale            Equity
BALANCES AT
  DECEMBER 31, 1996                      948,822    $   948      $ 14,066,792       $ (10,113,160)    $   (606,234)    $  3,348,347

Common Stock Activity:
         Issued for debt                 157,068        157           161,009                -                 -            161,166
         Issued for assets                54,250         54            39,621                -                 -             39,675
         Issued for services             730,727        731           618,647                -                 -            619,378
         Issued for cash                 284,947        286           103,764                -                 -            104,050
Unrealized loss from securities
         available for sale                                                                                159,734          159,734
Net loss for Year                                                                      (2,246,274)                       (2,246,274)
Prior Period Loss on
             Subsidiary Discontinued        -             -             -                  11,702              -             11,702
                                        --------    ----------     -----------        ------------     ------------      -----------
BALANCES,
  DECEMBER 31, 1997                    2,175,814      2,176        14,989,833         (12,347,732)        (446,500)       2,197,778
                                       ---------    ----------     -----------        ------------     ------------     ------------

Common Stock Activity:
         Issued for assets               100,000        100            17,547                -                 -             17,647
         Issued for services             107,000        108            18,290                -                 -             18,398
         Issued for cash                 483,364        483            39,017                -                 -             39,500
Unrealized loss/Gain from securities        -            -               -                   -             421,753          421,753
Net profit for year                         -            -               -                736,813              -            736,813
                                       ---------    ----------    ------------        ------------     -------------    ------------

BALANCES AT
   DECEMBER 31, 1998                   2,866,571  $   2,867      $ 15,064,687     $   (11,610,919)      $  (24,747)       3,431,889


Issued for Infotech Stock                 294,000       294              -                  -                   -               294
Issued for Cash-John Fry                  66,667         67            13,268               -                                13,335
Net Income for Period                                                                   1,222,664                         1,222,664
                                      ---------     ---------  --------------         ------------        ----------      ----------
Balance March 31, 1999                 3,227,238      3,228        15,077,955     $   (10,388,255)      $  (24,747)    $  4,668,182


            See notes to consolidated  unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999




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

2.  Year 2000 Compliance

         The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any program or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 90% of its existing system with hardware and software that purports to be Year 2000 compliant.

         The majority of the Company's other software and hardware is not believed to be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company is expected to be fully compliant by September 30, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case.

        The Company currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 compliant, the Company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flow.

3.  Gain on Foreclosure

         In June 1999, the Company allowed the Canton, Illinois property to be foreclosed upon for the property taxes due on the property. The property taxes due were $555,127 and the Company's depreciated basis was $298,385. This foreclosure resulted in a gain during the quarter of $256,742.

4.  Additional footnotes included by reference

         Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Therefore, those footnotes are included herein by reference.




       See notes to consolidated unaudited condensed financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         During the second quarter of 1999, CyberAmerica Corporation, a Nevada corporation and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) continued to improve its financial condition. The Company through its real estate and consulting operations increased its rental and consulting revenues over the comparable quarter in 1998. As a direct result of increased revenues for the for the six months ended June 30, 1999 and the year ended December 31, 1998, the Company's overall financial health significantly improved.

         On April 15, 1999, the Company underwent a reorganization pursuant to the terms of an Acquisition Agreement between two of the Company's consolidated subsidiaries: ChinaMallUSA.com, Inc. ("CHML" f.k.a. Innovative Property Development Corporation) and Diversified Holdings, I, Inc., a Nevada corporation ("DHI"). Pursuant to the terms of this Acquisition Agreement, CHML divested itself of all of its subsidiaries in exchange for 982,528 shares of CHML common stock which was previously owned by the Company, and 222,220 shares of DHI. The effect of this transaction was that the Company owns 90% of DHI and DHI owns at least a majority interest in the following entities excepting Wasatch Capital Corporation of which DHI owns a 20% interest: Canton Commercial Carpet Corporation, Canton Industrial Corporation of Salt Lake City, Wasatch Capital Corporation, Oasis International Hotel & Casino, Inc., Oasis International Corporation, West Jordan Real Estate Holdings, Inc.,Canton Financial Services
Corporation,  Hudson  Consulting  Group,  Inc.,  Canton's  Wild Horse  Ranch II,
Inc.,CyberLacrosse, Inc., Cyberstudio, Inc., Diversified Holdings XIX, Inc., Diversified Land & Cattle Company, Golden Opportunity Corporation, Great Basin Water Corp., Lexington Three Mile East Terrace Mountain Estates, Inc., Lexington, Four Mile East Terrace Mountain Estates, Inc., Lexington One Mile East Little Pigeon Mountain Estates, Inc. and Taylor's Landing, Inc.

         The purpose of the transaction was to enhance shareholder value for holders of CHML stock by allowing CHML to acquire other unrelated operations. On June 1, 1999, CHML acquired a majority interest in ChinaMall, Inc. an Internet commerce site that is tailored to promote trade between the United States and China. The Company's shareholder interest in CHML was reduced to approximately 453,550 shares or less than 5% of CHML's issued and outstanding shares of common stock.


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

         The Company made no significant acquisitions of real property during the quarter ended June 30, 1999. However, the Company disposed of its property in Cheriton, Virginia.

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

         The Company recorded revenues of $12,050 for payments received pursuant to a note issued on the sale of the Oasis, Nevada property sold to Oasis Resorts International, Inc. on May 11, 1998. For more information on the Oasis, Nevada property, please "Item 2. Description of Property" in the Company's Form 10KSB for the year ended December 31, 1998.

         The Company recorded rental revenues of $275,151 from its real estate operations for the second quarter of 1999 compared to $241,100 for the same period of 1998. This increase was primarily due to a decrease in vacancies.. The General Lafyette Hotel generated approximately $185,000 in revenues and is expected to increase substantially upon completion of the necessary renovations.

Financial Consulting Divisions

         The Company through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc. provides a variety of financial consulting services to a wide range of clients. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provide shareholder relations services designed to expose it clients to the broker dealer community.

         The Company has reduced the scope and extent of the financial consulting services it provides. Although the Company continues to provide financial consulting services, this is done on a significantly smaller scale than in past years. The Company has made an effort to limit the types of consulting services it performs to those which have historically been the most profitable.

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

         The Company generates cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are somewhat tied to the price of its clients' securities. A decline in the market price of a client's stock can effect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement

         Revenues from the Company's financial consulting operations increased during the quarter ended June 30, 1999. The Company recorded $640,594 in revenues for the quarter ended June 30, 1999 from its financial consulting operations as compared to $336,941 for the same period of 1998. This increase was due to an increase in the number of clients that retained the Company during the quarter.

Results of Operations

         Gross revenues for the quarter ended June 30, 1999 were $1,767,795 compared to $1,033,772 for the same period in 1998, an increase of $734,023. The gross revenues for June 30, 1999, were higher than the comparable quarter in 1998 due to sale of property in Cheriton, Virginia and a significant increase in consulting revenues. The revenues from the sale of real estate during June 30, 1998 totaled $455,731 compared to $840,000 during the quarter ended June 30, 1999. Rental revenues increased by 14 % to $275,151 during the quarter ended June 30, 1999, from $241,100 for the comparable period in 1998. This increase is attributable to a decrease in vacancy rates and an increase in rents.

         Costs of revenues were $1,264,949 for the quarter ended on June 30, 1999 compared to $320,592for the comparable period in 1998. The increase in the costs of revenues is primarily due to the Company's sale of its Cheriton Virginia property whose cost basis was $498,000. In addition, the Company retained several new employees as well as additional costs relating to the hiring of new employees.

         Gross profit was $502,846 for the quarter ended on June 30, 1999 and $713,180 for the comparable quarter in 1998. Gross profit as a percentage of revenues was 28 % and 69 %, respectively.

         Selling, general, and administrative expenses were $321,752 for the quarter ended on June 30, 1999 and $223,329 for the comparable period in 1998, an increase of $98,423. The primary reason for the increase as due to an increase in payroll and professional expenses.

         Operating income for the Quarter ending June 30, 1999 decreased from $713,180 to 181,094 in 1999. The decrease was due to the sale of property in 1998 in which the Company had a very low cost, (i.e. decrease in gross profit percentage).

         During the quarter ended June 30, 1999, the Company earned other income in the amount of $835,714 compared to $52,024 for the same period in 1998. The primary reason for the difference is attributable to a $256,742 gain on the foreclosure of the Canton, Illinois plant compared to a loss on the foreclosure of property in 1998 and an increase in gains from sales of investments.

Capital Resources and Liquidity

         The Company had a net working capital surplus of $568,462 for the quarter ended June 30, 1999, as compared to a $1,409,097 deficit at the end of June 30, 1998. The Company during the quarter improved its working capital position by obtaining long term financing on the Wallace-Bennett building held by its consolidated subsidiary Wasatch Capital Corporation. The Company refinanced approximately $401,000 in short term debt and eliminated $555,000 in property taxes on the Canton, Illinois plant by allowing the property to be foreclosed upon. The Company will continue its efforts to locate better financing terms for its properties.

         Net stockholders' equity in the Company was $4,617,477 as of June 30, 1999, compared to $2,495,787 as of June 30, 1998. The increase in net stockholder's equity is primarily due to a return to profitability during the last 12 months in which the Company generated $2,121,690 in net income.

         During the six months ended June 30, 1999, the Company issued a total of 360,667 shares of common stock as result of 3 Stock Exchange Agreements and the exercise of 66,667 options held by an outside consultant.

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

Year 2000 Compliance

         The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 90% of its existing system with hardware and software that purports to be Year 2000 compliant.

         The majority of the Company's other software and hardware is not believed to be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company now expects to be fully compliant by August 1, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case

         The Company currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if the Company's clients are not Year 2000 complaint the Company does not anticipate that such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved



                                     PART II

ITEM 1.           LEGAL PROCEEDINGS


         During the second quarter of 1999, the following material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10KSB for the year ended December 31, 1998.


         State of Illinois vs. CyberAmerica Corporation - The State of Illinois filed a separate action before the Illinois Pollution Control Board, Case Number 97-8, Enforcement, in July 1996. This action sought recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5,

1998, the Board denied all punitive damages and ordered the Company to pay $326,154 into the State's Used Tire Management Fund. This amount was determined to be the amount expended by the state to remove tires from the Canton Plant site. The State's motion requesting that the Board reconsider its denial of punitive damages was rejected by the Board. On or about December 23, 1998 the state filed a civil action in the Fulton County Circuit Court, Case No. 98-CH-57 seeking payment of the $325,398 award made by the Pollution Control Board and the imposition of fines or sanctions for the failure to pay this award. A request for the entry of summary judgment by the State is set for hearing on August 31, 1999.

         State of West Virginia vs. Canton Tire Recycling Wext Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state contends that certain waste material is still present on the site and that any remaining material needs to be removed from tanks and an oil/water separator located on the property. The Complaint requests that the court award the state civil damages in an amount to be determined at the time of trial. Agreement has been reached on the clean-up process and consent decree entered with the trial court, including provisions for the payment of a fine in the amount of $88,000 payable over four years. Estimated costs for the clean-up are $150,000. The clean up is expected to be completed by September 30, 1999.

         Canton Plant Property Taxes. On or about May 17, 1999 the local taxing authority, lead by the County of Fulton, conducted a tax sale of the property for the unpaid accumulated property taxes, penalties, and assessments in a total amount of approximately $555,000 Fulton County was the purchaser at the tax sale and has taken title to the property pursuant to the taxing procedures. The Company has no plan to attempt to redeem the property through Thistle Holdings, Inc. the title holder for the property.

         Potential Litigation. Jackal Scrap Company is a salvage and recycling company that performed clean-up work on the asbestos removal and scrap removal at the Canon Plant site. Jackal has indicated through a collection agency that it believes that it is entitled to payment of $365,000 for clean-up work done on the site. Despite requests for invoices or supporting documentation to support such a claim none have been produced. Suit has not been filed and no contact has been made by a legal representative of Jackal Scrap. The company does not believe that it has any obligation to Jackal Scrap and disputes the claim entirely.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 1999.




CYBERAMERICA CORPORATION


   /S/ Richard D. Surber
------------------------------
Richard D. Surber                                        August 13, 1999
President, Chief Executive Officer and Director



   /S/ Wayne Newton
------------------------------
Wayne Newton                                             August 13, 1999
Controller

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

                                    MATERIAL CONTRACTS

10(i)(a)          *        Acquisition Agreement between the Company's  majority
                           owned  subsidiary  Innovative   Property  Development
                           Corp. And Diversified Holdings - I, Inc., dated April
                           2, 1999 (incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10KSB for the period ended December 31, 1998).






  * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.