Form 10QSB
period 1999-09-30
CYBERAMERICA CORP
filed 1999-11-16
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(MARK ONE)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ --------------


         COMMISSION FILE NUMBER:  I-9418


                            CYBERAMERICA CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


        NEVADA                                       87-0509512
        ------                                       ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


        268 WEST 400 SOUTH, SALT LAKE CITY, UTAH            84101
        ----------------------------------------            -----
       (Address of principal executive office)           (Zip Code)


                                 (801) 575-8073
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES XX                    NO

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 15, 1999 was 3,227,238.

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

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as pages F-1 through F-8 and are incorporated herein by this reference.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Consolidated Unaudited Condensed Balance Sheet September 30, 1999............F-2

Consolidated Unaudited Condensed Statements of Operations

  September 30, 1999 and 1998................................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows

  September 30, 1999 and 1998................................................F-6

Notes to Consolidated Unaudited Condensed Financial Statements

  September 30, 1999.........................................................F-8

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                    FOR NINE MONTHS ENDING SEPTEMBER 30, 1999



ASSETS

      CURRENT ASSETS

            Cash                                         $               48,746
            Accounts receivable - trade                                 421,768
            Accounts receivable - related parties                       332,785
            Note receivable - current                                 1,173,261
            Prepaid expenses                                              9,468
            Securities available for sale                             1,386,457
                                                            --------------------
      Total current assets                                            3,372,485

                                                            --------------------

      Property and equipment - net                                    8,040,789

      OTHER ASSETS

            Investment securities at cost                               487,465
            Notes receivable - net of current                           965,000
            Investments - other                                         309,166
                                                           --------------------
      TOTAL OTHER ASSETS                                              1,761,631

                                                           --------------------
TOTAL ASSETS                                             $           13,174,905
                                                            ====================

















       See notes to consolidated unaudited condensed financial statements

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (CONTINUED)
                    FOR NINE MONTHS ENDING SEPTEMBER 30, 1999


LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES

            Accounts payable - trade                           $        295,786
            Accounts payable - related parties                          127,872
            Accrued liabilities

                  Interest                                               54,792
                  Real estate taxes and assessments                      48,762
                  Payroll and related taxes payable                      73,412
                  EPA liabilities - current portion                      83,057
                  Refundable deposits                                    29,543
                  Refund to investors                                    37,985
                  Other                                                 153,827
            Debentures payable                                          253,849
            Current maturities of long-term debt                        913,205

                                                               -----------------
      TOTAL CURRENT LIABILITIES                                       2,072,090

                                                               -----------------

      LONG-TERM LIABILITIES

            Long-term debt, less current portion                      5,117,090
            Long-term portion of EPA liabilities                        242,341

                                                               -----------------
      Total long-term debt                                            5,359,431

      MINORITY INTEREST                                                 430,608

      Shareholders' equity

            Preferred stock $.001 par value:
              20,000,000 shares authorized;
                 No shares issued                                             -
            Common stock $.001 par value;
              20,000,000 shares authorized;
                 3,227,238 shares issued                                  3,228
            Additional paid-in capital                               15,355,080
            Accumulated deficit                                     (10,020,785)
            Unrealized loss from securities available for sale          (24,747)
                                                               -----------------
      Total shareholders' equity                                      5,312,776

                                                               -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $    13,174,905
                                                               =================









       See notes to consolidated unaudited condensed financial statements


                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,

                                               1999              1998              1999         1998
                                            ---------------   -------------    ------------ -------------

REVENUE

      Sale of property                        $         -    $          -   $   1,440,000      4,475,000
      Revenue deferred                                  -               -               -     (4,025,269)
      Additional gain recognition                  13,765         206,161          36,207        206,161
      Consulting revenue                          539,293         364,921       1,476,762        743,586
      Rental revenue                              217,462         183,927         644,854        541,567
                                            -------------   -------------   -------------    -------------
TOTAL REVENUE                                     770,520         749,009       3,597,823      1,941,045

COST OF REVENUE

      Cost of sale of property                          -          22,801         936,808         47,638
      Costs associated with
         consulting revenue                       209,984         110,970         518,746        200,645
      Costs associated with rental revenue        180,239         118,582         544,716        305,381
      Interest expenses associated
         with rental revenue                       70,246         106,384         212,014        254,956
                                            -------------   -------------   -------------   ------------
TOTAL COSTS OF REVENUE                            460,469         358,737       2,212,284        808,620
                                            -------------   -------------   -------------   ------------

GROSS PROFIT                                      310,051         390,272       1,285,539      1,132,425

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                      138,256         328,480         676,718        934,980
                                            -------------   -------------   -------------   ------------

OPERATING PROFIT (LOSS)                           171,795          61,792         608,821        197,445
                                            -------------   -------------   -------------   ------------



       See notes to consolidated unaudited condensed financial statements


                                                  CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)



                                                           Three Months Ended                      Nine Months Ended
                                                               September 30,                        September 30,

                                                         1999                 1998               1999                 1998
                                               --------------------  -----------------  ----------------   ----------------------
OTHER INCOME (EXPENSE)

      Interest income                                      87,356              95,402           241,254               160,727
      Interest expense                                    (73,109)           (101,085)         (224,835)             (205,254)
      Gain (loss) from sale of assets                           -              23,250                 -                23,250
      Gain (loss) from investment securities              324,396             209,727           946,875               562,422
      Gain (loss) on foreclosure                                -                   -           256,742              (274,220)
      Other income                                              -              38,252             4,869                39,030
                                                -----------------    ----------------   ---------------     -----------------
TOTAL OTHER INCOME (EXPENSE)                              338,643             265,546         1,224,905               305,955
                                                -----------------    ----------------   ---------------     -----------------

INCOME (LOSS) BEFORE MINORITY
    INTEREST                                              510,438             327,338         1,833,726               503,400

MINORITY INTEREST IN LOSS (GAIN)                           10,876              92,782           (89,748)              145,735
                                                -----------------    ----------------   ---------------     -----------------

NET INCOME (LOSS)                             $           521,314             420,120         1,743,978               649,135
                                                =================    ================   ===============     =================


INCOME (LOSS) PER COMMON SHARE

      Income (loss) before minority interest  $    0.16            $   0.12            $  0.60            $    0.18
      Minority interest in loss (gain)             0.00                0.03              (0.03)                0.05
                                                -----------------    ----------------   ---------------     -----------------
      Net income (loss) per weighted average
           common share outstanding           $    0.16            $   0.15            $  0.57            $    0.23
                                                =================    ================   ===============     =================

      Weighted average number of common shares
           outstanding                                  3,227,238           2,832,064         3,073,222             2,798,664
                                                =================    ================   ===============     =================








                        See notes to consolidated unaudited financial statements

                                          CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                     FOR NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                            1999                            1998
                                                               ------------------------------  ------------------------------
CASH FLOWS FROM OPERATION

     ACTIVITIES
     Net income (Loss)                                            $                 1,917,963    $                    649,135
     Adjustments to reconcile net income (loss) to
          net cash provided:
          (Gain) loss from sale of investments                                       (946,875)                       (562,422)
          Loss of foreclosure                                                        (256,742)                        274,220
          (Gain)loss from sale of assets                                                    -                         (23,250)
          Minority interest in (gain) loss                                           (100,624)                        145,735
          Depreciation and Amortization                                               265,821                         152,250
          Common stock issued for assets and debt                                         294                          39,231
          Serviced paid in common stock                                                     -                          29,764
          Decrease (increase) in assets:

              Receivables                                                              63,065                       1,218,186
              Other current assets                                                     (1,685)                       (206,402)
          Increase (decrease) in liabilities:

              Accounts and notes payable                                             (298,618)                       (217,987)
              Accrued liabilities                                                    (894,190)                       (374,537)
              Current portion of long-term debt                                      (611,053)                       (626,541)
                                                                    -------------------------      --------------------------
NET CASH PROVIDED (USED BY
     OPERATING ACTIVITIES                                         $                  (862,644)   $                    497,382
                                                                    -------------------------      --------------------------

CASH FLOWS FROM INVESTING

ACTIVITIES
     Minority interest in subsidiary                                                        -                         774,231
     Capital expenditures                                                            (549,485)                     (3,518,520)
     Proceeds from sales of investments                                             1,419,751                         846,785
                                                                    -------------------------      --------------------------
NET CASH FLOWS (USED) IN INVESTING                                $                   870,266    $                 (1,897,504)
     ACTIVITIES


              See notes to consolidated unaudited condensed financial statements

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
      CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998


                                                  Nine Months Ended
                                                     September 30

                                              1999                     1998
                                       ---------------        -----------------
CASH FLOWS FROM FINANCING

ACTIVITIES
     Sale of common stock for cash            13,335                     21,500
     Increase in long term debt              600,000                  2,871,078
     Payment of debt                        (705,620)                (1,426,609)
                                        ------------          -----------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                            $     (105,620)       $         1,465,969

NET INCREASE (DECREASE) IN CASH              (97,998)                    65,847

CASH AT BEGINNING OF PERIOD                  146,744                      5,906
                                        ------------           -----------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                             $       48,746                  $ 71,753
                                        ============           ================


























       See notes to consolidated unaudited condensed financial statements

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

2.  Year 2000 Compliance

The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any program or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 95% of its existing system with hardware and software that purports to be Year 2000 compliant.

The Company's other software and hardware may not be Year 2000 compliant. The Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company is expected to be fully compliant by November 30, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company. Nonetheless, there can be no assurance that this will be the case.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved

GENERAL

During the third quarter of 1999, CyberAmerica Corporation, a Nevada corporation and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) continued to improve its financial condition. The Company through its real estate and consulting operations increased its rental and consulting revenues over the comparable quarter in 1998. As a direct result of increased revenues for the nine months ended September 30, 1999 and the year ended December 31, 1998, the Company's overall financial health significantly improved.

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

The Company made no significant disposition or acquisitions of real property during the quarter ended September 30, 1999.

The Company recorded rental revenues of $217,462 from its real estate operations for the third quarter of 1999 compared to $183,297 for the same period of 1998. This increase was primarily due to a decrease in vacancies. The General Lafyette Hotel generated approximately $273,000, for the 9 months ended September 30 or $89,000 for the quarter, in revenues and is expected to increase substantially upon completion of the necessary renovations. For more information on the General Lafayette Hotel, see Part 1 Item 2 in the Company's December 31, 1998, Form 10KSB.

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

The Company has reduced the scope and extent of the financial consulting services it provides. Although the Company continues to provide financial consulting services, this is done on a significantly smaller scale than in past years. The Company has made an effort to limit the types of consulting services (as discussed above) it performs to those which have historically been the most profitable.

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

The Company generates cash flow by liquidating non-cash assets received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are somewhat tied to the price of its clients' securities. A decline in the market price of a client's stock can effect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. The Company generally books securities that it accepts as payment at a 25% to 75% discount of the current market value at the time the Company accepts the securities due to illiquidity of the securities because of restriction on resale.

Revenues from the Company's financial consulting operations increased for the three and nine months ended September 30, 1999. The Company recorded $539,293 and $1,476,762 in revenues for the three and nine months ended September 30, 1999 from its financial consulting operations as compared to $364,921 and $743,586 for the same period of 1998. This increase was due to an increase in the number of clients that retained the Company during the three and nine months ended September 30, 1999.

RESULTS OF OPERATIONS

Gross revenues for the three and nine months ended September 30, 1999, were $770,520 and $3,597,823 compared to $749,009 and $1,941,045 for the same periods in 1998, a 3% and 85% increase in revenues for the respective periods in 1999. The gross revenues for three months ended September 30, 1999, were higher than the comparable quarter in 1998 due to an increase in consulting revenues.

Costs of revenues for the three and nine months ended September 30, 1999, were $460,469 and $2,312,284 compared to $358,737 and $808,620 for the same periods in 1998. The increase in the costs of revenues is primarily due an increase in the cost of rendering consulting. The Company retained several new employees as well as additional costs relating to the hiring of new employees.

Gross profit for the three and nine months ended September 30, 1999, were $310,051 and $1,285,539 compared to $390,272 and $1,132,425 for the same periods in 1998. Gross profit as a percentage of revenues was 27 % and 36% for the three and nine months ended September 30, 1999, compared to 52% and 58% for the same periods in 1998.

Selling, general, and administrative expenses were $238,256 and $676,718 for the three and nine months ended September 30, 1999 compared to $328,480, and $934,980 for the same period in 1998.. The primary reason for the decreases was reduced consulting expenses together with the increased allocation to consulting costs.

The Company recorded an operating profit of $71,795 and $508,821 three and nine months ended September 30, 1999 compared to $61,792 and $197,445 for the same period in 1998. The increase in net profit in 1999 was primarily attributable to an increase in consulting revenues and an increase in revenues from the sale of real estate.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 1999, the Company had current assets of $3,372,485 and total assets of $13,174,905 as compared to $2,577,442 and $12,594,655 , respectively at December 31, 1998. The Company had net working capital $1,300,395 at September 30, 1999 compared to a working capital deficit of $1,410,156 at December 31, 1998.

Net stockholders' equity in the Company was $5,312,776 as of September 30, 1999, compared to $2,915,907 as of September 30, 1998.

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

YEAR 2000 COMPLIANCE

The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded approximately 95% of its existing system with hardware and software that purports to be Year 2000 compliant.

The Company's other software and hardware may not be Year 2000 compliant. However, the Company has already ordered the necessary software and hardware to fully upgrade its computer systems to be Year 2000 compliant. The Company now expects to be fully compliant by November 30, 1999. The cost associated with completion of updating the Company's computer systems is not expected to have a material impact on the financial condition of the Company.

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

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the third quarter of 1999, the following no material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10KSB for the year ended December 31, 1998. However, subsequent to the quarter the following suit was filed against the Company.

LEGONG INVESTMENTS N.V., A NETHERLANDS ANTILLES CORPORATION V. CYBERAMERICA CORPORATION. On November 12, 1999 this plaintiff filed suit against the Company in the Third Judicial District Court, For Salt Lake County, State of Utah, Civil NO. 990911427. The suit alleges to seek recovery under the Company's convertible debenture issued to the plaintiff with a date of September 17, 1996 and a principal face amount of $300,000. The debenture originally had a maturity date of September 16, 1997, which was extended by the parties in an agreement dated October 16, 1997. Plaintiff has demanded full payment of the outstanding balance due and the suit states a demand in the amount of $543,997, plus costs and reasonable attorney fees or the issuance of 583,090 shares of free trading CyberAmerica common stock. The Company acknowledges that some amount is owed and did tender to the Plaintiff a $20,000 check on October 25, 1999 in partial satisfaction of the debenture. Efforts by the Company to resolve the matter for a reasonable amount less than the demand are being pursued prior to the filing of an answer to the complaint.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 1999.


CYBERAMERICA CORPORATION

   /s/
---------------------
Richard D. Surber                                       November 15, 1999
President, Chief Executive Officer and Director



   /s/
--------------------
Wayne Newton                                            November 15, 1999
Controller

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


                                    MATERIAL CONTRACTS

No material contracts were entered into during the quarter.

27             10          Financial Data Schedule  "CE"



* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.