Form 10KSB
period 1999-12-31
CYBERAMERICA CORP
filed 2000-05-05
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number:  I-9418
                                  ------

                            CyberAmerica Corporation
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)


          Nevada                                        87-0509512
         --------                                       -----------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


            268 West 400 South, Suite 300, Salt Lake City, Utah   84101
        -----------------------------------------------------------------
               (Address of Principal Executive Offices)      (Zip Code)


                                 (801) 575-8073
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:


        Title of Each Class            Name of each Exchange on Which Registered
        -------------------            -----------------------------------------
  Common Stock ($0.001 Par Value)                        None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                   No
                        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 1999, were $6,858,784.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $6,703,166 based on the average closing bid and asked prices for the Common Stock on March 31, 2000.

At April 14, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 3,227,238.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................4

Item 3.       Legal Proceedings...............................................18

Item 4.       Submission of Matters to a Vote of Security-Holders.............20


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........20

Item 6.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operation........................21

Item 7.       Financial Statements............................................27

Item 8.       Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure....................28

                                    PART III

Item 9.       Directors and Executive Officers................................28

Item 10.      Executive Compensation..........................................30

Item 11.      Security Ownership of Certain Beneficial Owners ................30
                   and Management

Item 12.      Certain Relationships and Related Transactions..................32

Item 13.      Exhibits, List and Reports on Form 8-K..........................34

Signatures....................................................................35

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Business Development

As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated on July 10, 1984 in Ohio as The Canton Corporation. In May 1985, the Company changed its name to The Canton Industrial Corporation. The Company changed its state of incorporation to Nevada on March 9, 1993. The Company changed its name from The Canton Industrial Corporation to CyberAmerica Corporation in June of 1996.

The Company was originally involved in the manufacturing business. The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of Illinois on February 22, 1988. Current management obtained controlling ownership of the Company in the second quarter of 1992. Current management completed the Company's exit from bankruptcy on November 7, 1994 pursuant to the Bankruptcy Court's order of the same date. Since 1992, the Company has been a holding company whose subsidiaries' operations consist primarily of the acquisition, management, sale and lease of real estate holdings and providing financial consulting services.

On October 30, 1998, the Company decided to restructure its ownership interest in certain subsidiaries by entering into an Acquisition Agreement with Innovative Property Development Corporation, a Nevada corporation ("IPDC"), a majority owned subsidiary of the Company. The Company owned 55% of IPDC's issued and outstanding shares of common stock prior to the consummation of the Acquisition Agreement. Pursuant to the terms of the Acquisition Agreement the Company transferred ownership of its shares in several of its subsidiaries to IPDC in exchange for 1,382,528 shares of restricted stock of IPDC. Specifically, the Company transferred all of its shareholdings in: Canton Commercial Carpet Corporation, Canton Industrial Corporation of Salt Lake City, Wasatch Capital Corporation, Oasis International Hotel & Casino, Inc., Oasis International Corporation, West Jordan Real Estate Holdings, Inc.,Canton Financial Services Corporation, Hudson Consulting Group, Inc., and Canton's Wild Horse Ranch II, Inc. The purpose of this transaction was to eventually create several real estate divisions that specialized in particular segments of the real estate industry. As a result of the consummation of the Acquisition Agreement, the Company increased its ownership in IPDC to 78.5%.

Subsequently, IPDC was introduced to an Internet company, China Mall, Inc., a Delaware corporation ("China Mall"). China Mall was interested in being acquired by IPDC. China Mall is an Internet company that provides: Internet marketing, selling, information, and web leasing designed in part to facilitate trade between the United States and China

In order to facilitate IPDC's acquisition of China Mall, IPDC sold all of its assets to Diversified Holdings I, Inc., a Nevada Corporation ("DHI"), a 90% owned subsidiary of the Company. The Acquisition Agreement between IPDC and DHI was consummated on April 2, 1999, and the Acquisition of China Mall, Inc. by IPDC was consummated on June 1, 1999. IPDC 's name was changed to ChinaMallUSA.com, Inc. The Company's shareholder interest in CHML was reduced to approximately four hundred fifty three thousand five hundred fifty (453,550) shares, or less than 5 % of CHML's issued and outstanding shares of common stock after its acquisition of China Mall, Inc. The Company liquidated its position in CHML for $612,790 during the last half of 1999. The Company currently has no ownership interest in CHML.

Organization

The following chart shows the subsidiaries currently owned by the Company and the companies that are owned by Diversified Holdings I, Inc., a subsidiary of the Company.

                                [GRAPHICS OMITTED]

                            CYBERAMERICA CORPORATION
                           ---------------------------
                                [GRAPHICS OMITTED]

 [Companies owned by the Company]                 Diversified
                                               Holdings I, Inc.
       Adobe Hills                            ----------------
       Ranch II, LLC                        [Companies owned by Diversified
       -------------               Holdings I, Inc. a subsidiary of the Company]

       A-Z South State, Inc.          Hudson Consulting       Canton Financial
      ---------------------             Group, Inc.       Services Corporation
                                     ------------------   ---------------------
       Canton Tire Recycling
         of West Virginia            Oasis International    Golden Opportunity
      ---------------------          Hotel & Casino, Inc.      Development
                                    ---------------------      Corporation
       Cyber LaCrosse, Inc.                                 -------------------
       --------------------               Oasis
                                    International, Inc.      Canton Industrial
       Cyber Studio, Inc.           --------------------    Corporation of SLC
       --------------------                                 ------------------
                                     Wasatch Capital
       Diversified Holdings            Corporation            Canton Wild
            II, Inc.                 ----------------        Horse Ranch II
       -------------------                                  ----------------
                                        West Jordan
       Diversified                  Real Estate Holdings,    Canton Commercial
       Holdings XIX, Inc.                    Inc.              Carpet Corp
       -------------------          ---------------------    -----------------

       Diversified Land &
           Cattle Co.
      -------------------

       Great Basin Water
          Corp
      ------------------

       Lexington 4 Mile East
      -----------------------

       Lexington 3 Mile East
      ----------------------

       Lexington One Mile
      ----------------------

       Taylor's Landing, Inc.
      ----------------------

The Company also has a substantial interest in approximately 20 shell companies. The Company intends to provide assistance in finding operations for these companies through reverse mergers with operating companies. The value of these companies cannot be determined at this time in light of the fact that 1) no substantial assets are currently in the companies; 2) the Company has identified no business opportunities for these companies and 3) the Companies' shareholding in these entities are illiquid in light of recent rule changes on the resale of securities in blank check companies. The Company and the companies' president have assisted in filing Form 10-SB's to cause these companies to become fully reporting under the Securities Exchange Act of 1934. The Company's president now holds a majority interest in these entities.

Business of Issuer

Real Estate Investment

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

Financial Consulting

Through it subsidiaries Hudson Consulting Group, Inc. and Canton Financial Services Corporation, the Company also provides a variety of financial consulting services to a wide range of clients. As used in this discussion, the term Company will encompass one or both of these subsidiaries. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation and advises with respect to general corporate problem solving.

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

Employees

The Company is a holding company. As of March 31, 2000, the Company's subsidiaries had a total of 44 employees, 30 of whom were full time employees and 14 of whom were part time employees.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. If the Company should choose to create an annual report, it will contain audited financial statements. The Company intends to file all of its required information with the Securities and Exchange Commission ("SEC"). The Company plans to file its 10KSB, 10QSB and all other forms that are or may become applicable to the Company with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information may be found at the Company's websites: www.cyaa.com and www.hudsonconsult.com.

ITEM 2.           DESCRIPTION OF PROPERTY

Location and Description

The  Company  owns or  leases  industrial,  commercial,  warehouse,  office  and undeveloped commercial and residential real estate. The acquisition of properties has not been limited to any specific geographic area, but has been dictated by the perceived appreciation potential and terms of financing.

Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of 1999, the Company owned, leased, or had interests in properties in Utah, Louisiana, Virginia, West Virginia, Arizona and Nevada.

Investment Policies

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

The Company has no present intention to invest in First or Second Mortgages, interests in Real Estate Investment Trusts or Real Estate Limited Partnerships. However, the Company's Board of Directors is not precluded in the future from considering or participating in such investments

The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investment in which it may invest. However, the board of directors in its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

There is a risk that the Company may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operation of its properties. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, the Company does not have sufficient rental revenues to cover the debt service and operating costs of all properties. The Company currently has to use capital from other sources to fund this deficit. Although management hopes to increase the occupancy rates and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made.

Description of Real Estate and Operating Data

Below is a list of the properties owned by the Company and/or its consolidated subsidiaries as of December 31, 1999. Also included are any changes in the ownership status of such properties which have occurred between the end of 1999 and the filing of this Form 10-KSB. Of the Company's properties, the General Lafayette Motel in Baton Rouge, Louisiana and Adobe Hills Ranch in Elko County, Nevada, each have a book value amounting to ten percent (10%) or more of the total assets of the Company. All reference to current principal balances of encumbrances against the properties are as of December 31, 1999 only.

Golden Opportunity Development Corporation ("GODC")

The Company, through its former majority owned subsidiary, Innovative Property Development Corporation ("IPDC"), obtained a majority interest in Golden Opportunity Development Corporation ("GODC"), a Louisiana corporation, pursuant to a Stock Purchase Agreement dated April 30, 1998. On April 2, 1999, IPDC sold all of its assets (including its majority interest in GODC) to Diversified Holdings I, Inc., a 90% owned subsidiary of the Company.

GODC's sole asset is the General Lafayette Inn, a 134 unit Motel and restaurant, and four adjacent office/retail buildings, in Baton Rouge, Louisiana (the "Motel"). The Motel is located next to the Mississippi River, three blocks from a river boat dock, at 427 Lafayette Street, Baton Rouge, Louisiana 70802

The Motel is subject to a thirty (30) year mortgage in the principal amount of $1,900,000.00. Under the terms of the note GODC is required to make monthly payments in the amount of $11,391.46 until July 1, 2027. Mortgage payments are current on this obligation. The balance owing on December 31, 1999 was $1,838,944.

GODC presently plans to affiliate the Motel as a Villager Lodge franchise, but must renovate within the franchiser's standards to achieve this status. GODC intends to finance the renovations necessary to become a Villager Lodge franchise through operating cash flows on a room by room basis. The initial cost of such renovations is estimated at $250,000. GODC intends to finance the renovations necessary to become a Villager Lodge franchise by finding bank or institutional financing, equity offerings and/or private placements. Currently, GODC is financing the renovations with operating cash flows on a room by room basis. GODC has received a letter from Villager Lodge informing them of a default in their franchise agreement. The default relates to the failure to complete renovations on the Motel on the timetable agreed to upon the signing of the Franchise Agreement. GODC is currently in negotiations to cure the default.

The Motel generates average monthly rental revenues of Twenty-Six Thousand Seven Hundred Sixty- Six Dollars ($26,766) and Three Thousand Two Hundred Sixty
Dollars ($3,260) are generated from leases on other property. The Motel currently has an occupancy rate of approximately 57% of its rentable rooms. However, GODC expects this rate to increase once the renovations are complete and the Motel becomes a Villager Lodge. The Motel's current occupancy rate, based upon the number of available rooms, is approximately 57%. The current number of available rooms fluctuates between 80 and 84. The Motel's low occupancy rate is due in part to the fact that the Motel is in need of substantial repairs including repairs to approximately fifty(50) rooms that are not rentable. If these approximately fifty (50) unrentable rooms are added into the calculation of the Motel's occupancy rate, the Motel would have an occupancy rate of approximately 37%. GODC is in the process of renovating approximately one room a month until it obtains sufficient financing to renovate the entire Motel. At the time the Company acquired the Motel, approximately 40 rooms were rentable out of a total of 134 rooms. The neighborhood in which the Motel is located was considered economically depressed prior to GODC's acquisition of the Motel. However, the neighborhood over the last couple of years has been in the process of being revitalized. GODC suspects that the Motel's poor condition was the result of the Motel's prior inability to generate sufficient revenues to make the necessary upgrades, repair and improvements to properly maintain the property. The Motel's inability to generate sufficient revenues historically was most likely the result of the formerly depressed local economy. To date, GODC has been unable to find adequate financing to fully renovate the Motel.

The property upon which the Motel sits also contains approximately 15,000 square feet of leaseable commercial space of which approximately 33 % is currently occupied by tenants. GODC currently leases approximately 5,067 square feet of this commercial space to the Culinary Arts Institute of Louisiana, Inc. for $3,260 per month on a month to month basis, which may be canceled by either party with 30 days notice. The annual rental rate of the commercial space leased to the Culinary Arts Institute of Louisiana is approximately $8.00 per square foot. The Motel's average room rental rate on a daily basis is $46.00 per night. The Motel also rents rooms on a weekly or monthly basis for an average daily rate of approximately $17.00.

The federal tax basis for the Motel is Two Million Five Hundred Ninety-Nine Thousand Eight Hundred Forty-Six dollars ($2,599,846). The realty tax rate is
 .627 and the annual realty taxes for 1999 were $21,755. GODC is depreciating the property over a 39 year period and uses the straight line method of accounting for depreciation purposes. GODC is of the opinion that the Motel and property are adequately covered by insurance.

Adobe Hills Ranch II, LLC ("Adobe")

The Company, through its wholly owned subsidiary, Adobe Hills Ranch II, LLC, a Nevada Limited Liability Company, purchased, on December 19, 1999, approximately 9,422 acres of mostly raw ground, known as the Adobe Hills Ranch, located in Elko County, Nevada on December 19, 1999. The purchase price was $1,500,000 with $300,000 being paid down and the balance of $1,200,000 being financed by the seller. The terms of the note require interest at 8% per annum over the period of the note with annual payments of principal and accrued interest in the sum of $106,592.92 being due on December 15 of each year beginning with the year 2000. The entire remaining amount of principal and accrued interest in the amount of $1,212,074 is due and payable on December 15, 2006. The principal balance owing on the note at December 31, 1999 was $1,200,000. Allen Wolfson, an affiliate of the Company, has personally guaranteed the first payment due on the note on December 15, 2000. For more information on this transaction, see "Item 12, Certain Relationships and Related Transactions."

The Adobe Hills Ranch is comprised of two main areas that include bottom land consisting of approximately 622 acres and pasture land containing approximately 8,800 acres that surrounds the Adobe Hills mountain range and the Sherman Points range. The 8,800 acre parcel lies about 4 miles north and east of Elko City, Nevada and is accessible off of State Road Mountain City Highway. The bottom land, where the ranch headquarters is located, lies approximately 4 miles east of downtown Elko City off Canyon Road #40 in the Osino Canyon Valley.

Adobe has leased back to the seller, for a two year period ending December 15, 2001, all of the property except acreage in Section 35 T 35 R 54, which Adobe may subdivide or fence during the lease term. The seller has agreed to pay the sum of $20,000 per year for the lease. The lease also provides that the seller/lessee may go upon the property until May 1, 2002 for the purpose of harvesting any hay growing on the premises.

Adobe's future plans for the land include the possibility of subdividing a portion of the 8,800 acres into subdivision lots. The property was acquired for investment purposes. The property competes with other undeveloped property in the area of Elko City, Nevada. It is the opinion of Adobe that the property is adequately insured.

                                OTHER PROPERTIES

Commercial Properties

The Company's subsidiaries own interests in the eight commercial properties described below.

Canton's Commercial Carpet Corporation ("CCCC")

CCCC owns a building located at 268 West 400 South in Salt Lake City, Utah which is currently used as the Company's headquarters and principal offices ("Office Property"). The Office Property is a two story building with 14,347 net rentable square feet of office space. CCCC purchased the building on March 6, 1998, by exercising its option to purchase the building through the payment of $418,762. CCCC financed the purchase price and borrowed an additional sum of $222,489 which is secured by the Office Property.

The Company currently occupies approximately 50% of the building with the remaining 50% subleased to an investment company, a mortgage company and a telemarketing company. Total annual rents from the unrelated tenants equal $68,175, or $12.11 per square foot. Improvements have been made to the property including carpeting, painting and remodeling the second and third floors. There are no current plans for further renovation. CCCC is of the opinion that this property is adequately covered by insurance. The available space in the building is 100% occupied at this time. The office space in the building, when available for lease, competes with other available office space in the downtown area of Salt Lake City.

Diversified Holdings I, Inc. ("DHI")

DHI owns 20% of the capital Stock of Wasatch Capital Corporation ("Wasatch"). Wasatch owns the Wallace-Bennett Building, located at 55-65 West 100 South, Salt Lake City, Utah. The building is a 36,797 square foot, turn-of-the-century multi-story office building. Currently, only a portion (approximately 35%) of the ground floor is rented. The rentable ground floor space in the building is adequate for its current uses, but the additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated. Wasatch is seeking additional tenants for the ground floor space. This building competes for tenants to occupy its rentable space with other office buildings in the downtown area of Salt Lake City.

The property was refinanced in June of 1999, the amount of the new loan was $600,000, with interest at 12% per annum. Total monthly payments of principal and interest are $6,172 with a final payment of $6157 due on July 1, 2029. The balance due on the note on December 31, 1999 was $598,944. A subsequent lien was placed against the property in favor of Paul Rubey, in exchange for financing used by the property owner in the amount of $107,899, bearing interest at the rate of 12% per annum, with monthly payments of principal and interest in the amount of $5,000 and amortizing on February 1, 2001. There are no prepayment penalties on these notes.

Wasatch has tentative plans to remodel the second, third and fourth floors as either offices or residential condominiums. The cost for either project is estimated to be around $1,000,000 and no financing for this project has been obtained.

The rentable ground level space is leased to a restaurant (2,584 square feet) and a retail store (912 square feet). The tenants are responsible for all of their own utilities, except water and sewer. Tenants also pay their pro-rata share of all other operating expenses as well as maintenance, janitorial services, insurance and property taxes. The average annual effective rental for the rentable ground level space is $10.87 per square foot. Wasatch is of the opinion that this property is adequately covered by insurance.

A-Z South State Corporation ("A-Z South")

A-Z South owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah which it purchased on December 1, 1999 for $535,000. An all-inclusive trust deed in the amount of $400,000 was placed on the property requiring monthly payments of $4,231.38 with interest at 9.725% per annum. The balance owing at December 31, 1999 was $400,000. A balloon payment of $356,937 comes due on December 1, 2002. The Seller took back a second mortgage in the amount of $75,000. This note, which does not bear interest, is due on September 1, 2000. The balance due on this note on December 31, 1999 was $75,000. There are no prepayment penalties on these notes. The building was fully occupied by two tenants at the time of purchase but one tenant has defaulted on its rent and abandoned half of the building. The other half remains occupied, pursuant to a lease, with a tenant that is current on all of its obligations. The lease runs through January 30, 2004 and calls for payment of a monthly rental of $3,800 per month ($45,600 per year) for approximately 4,500 square feet of space ($10.13 per square foot). A-Z South is currently seeking a new tenant for the empty space. A-Z South believes the property is adequately insured. A-Z South has no present plans to renovate or improve the property. The rental area in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property.

CyberStudio, Inc. ("CyberStudio")

CyberStudio holds two leases, with options to purchase, on two office buildings located on West Sams Boulevard in Kearns, Utah. The two buildings each contain approximately 11,709 total floor space in a single story. The first building was leased for a three year period on November 1, 1997, with an option to purchase through November 1, 2000. The terms of the option to purchase allow the Company to purchase the building for $750,000. The option may be exercised by giving notice on or before May 1, 2000. If the option is exercised, terms of purchase shall be 30% down with seller financing the remaining 70% over 30 years at 1.5% over prime. Monthly rent is $3,000 per month.

The second building was leased for a three year period on November 1, 1999, with an option to purchase through October 31, 2002. The terms of the option to purchase allow the Company to purchase the building for $600,000, if closed before October 1, 2000, $625,000 if closed before October 31, 2001, and $650,000 if closed before October 1, 2002. Rent paid by CyberStudio on the second building is tied to the percentage of the building that is rented. Rent is currently $2,000 per month and increases from that figure by the percentage of the building that is occupied (i.e. 20% increase in rent for 20% occupancy rate).

The first building is leased to two major tenants, generating monthly rentals of $6,569 at an average rate of $10.59 per square foot. The second building is presently unoccupied. Efforts to find tenants for the second building are ongoing. Management believes that the buildings are adequately covered by insurance. CyberStudio has no present plans to renovate or improve the buildings. The buildings compete for tenants with other office space in the Kearns area.

West Jordan Real Estate Holdings, Inc. ("West Jordan")

West Jordan owns the Glendale Plaza, a retail shopping plaza located at 1100 South Glendale Drive, Salt Lake City, Utah. West Jordan currently leases the retail shopping plaza and has an option, until August 31, 2001, to purchase the property for $799,000. The monthly lease payments on the Glendale Plaza are $5,663 and the option price is reduced each month by the amount of the lease payment.

On August 20, 1999, West Jordan sent a letter to the property owners exercising its right to purchase the property, subject to the removal of all clouds on title, including tax liens asserted against the owners by the I.R.S., for a price after off sets of $60,932. These offsets include the mortgage held by US Bank and the reduction in that mortgage by West Jordan. West Jordan is a primary obligor on the present mortgage held by US Bank dated March 10, 1999 in the principal sum of $477,186.84 with interest at 10% per annum. Monthly payments of principal and interest are in the amount of $5,662.56, the balance on this obligation was $462,468 as of December 31, 1999. The remaining balance of $301,128 is due and payable on April 10, 2002. The offer to the owners has been included in an Offer in Compromise that the owners have presented to the I.R.S. for complete release from the subject liens. No response has yet been made to this offer by the I.R.S. and the owners report that efforts are ongoing to conclude these matters. The monthly payments are continuing to be made and are reducing the ultimate amount that will need to be paid at any closing of the purchase of the property.

The  property   contains  72,256  square  feet  of  rentable  retail  space  and approximately  100% is subleased to tenants.  A retail  furniture store occupies

10,700 square feet of the building and a market an additional 27,225 square feet. These are the only tenants of the Glendale Plaza which occupy more than ten percent of the premises. The Glendale Plaza generates approximately $225,350 in annual rental income, or approximately $3.12 per square foot. Present plans are to continue to operate the building as a retail shopping plaza and to increase the rental rate. Property taxes and assessments have been paid in full on the property. West Jordan is of the opinion that this property is adequately covered by insurance. West Jordan has no present plans to renovate or improve the plaza.

Cyber LaCrosse, Inc. (Cyber LaCrosse")

Cyber LaCrosse owns a 4,696 square foot building located at 26 South Main Street, Nephi, Utah which is designed for use as a small tavern. The building is subject to a 7% note secured by a deed of trust on the property. The note has a principal balance of $177,040 as of December 31, 1999, and requires monthly payments of $1,545 until May 2004, when the full $143,320 in remaining principal and accrued interest are due. There is no prepayment penalty on this note. The building is presently unoccupied. Cyber LaCrosse is currently seeking a tenant to occupy the premises.

Taylor's Landing, Inc. ("Taylor's")

Taylor's owns a 2,200 square foot building located at 390 South Main in Nephi which is designed for use as a cafe. The property is subject to a 7% note secured by a deed of trust on the property. The note came due in January 1, 1999; however, Taylor's has received an extension until April 15, 2001. Pursuant to the terms of the extension, Taylor's is paying $1,500 dollars per month on the note. The full balance of approximately $41,739 of remaining principal and interest must be paid by April 15, 2001 or the property may be foreclosed upon. The principal balance on December 31, 1999 was $55,146. There is no prepayment penalty on this note. Taylor's is currently seeking alternative financing. In the event that Taylor's does not obtain financing, Taylor's may purchase the property with cash. Taylor's has no present plans to renovate or improve the building. Taylor's believes the property is adequately insured. The entire property is leased to one tenant who operates a restaurant (Mi Rancherita) on the premises. The lease, dated June 8, 1999, requires the tenant to pay annual rent of $15,600, or $7.09 per square foot. The lease expires on June 31 [sic], 2003.

Taylor's owns a 4,000 square foot building located at 65 South Main in Nephi which is also designed for use as a cafe. The property is subject to a 15% note with a principal amount of $56,000. Interest only payments on the note are payable in monthly installments of $700 until August 1, 2002, when the $56,000 in principal is due in full. The property is also subject to a second note of $70,000. In August 1999, this note was modified and extended to provide for a maturity date of August 1, 2001. The interest rate is 8% per annum. Interest only payments based on the 8% interest rate began on September 1, 1999. A payment of $5,000 in reduction of principal is due August 1, 2000. The balance of the note in the amount of $43,315 is due on August 1, 2001. The principal balance on December 31, 1999 was $54,993. There are no prepayment penalties on these notes. The property is currently without a tenant. Taylor's is currently seeking a tenant to occupy the premises.

These three properties, described above, are located in the old Main Street area of Nephi, Utah which area is in decline and somewhat economically depressed. The properties compete with other available commercial restaurant space in the area. The owners have no present plans to renovate or improve the buildings. The Companies believe the properties are adequately insured.

Residential Properties

Two of the Company's subsidiaries own interests in the residential properties described below.

Canton's Commercial Carpet Corporation ("CCCC")

CCCC purchased a two-story 18 unit apartment building, located at 2402 Wall Avenue in Ogden, Utah, on July 23, 1998. The property includes 7,500 square feet of commercial space. The total purchase price was $850,000. CCCC put $5,000 down and financed the balance. CCCC obtained a first mortgage of $125,000 at an annual interest rate of 13% for a 12-month period and a second mortgage from the seller for $50,000 amortized over a 12-month period with an annual interest rate of 10%. These two loans were secured by four units in the apartment complex. These two mortgages were paid off in 1999. The $670,000 balance is being financed by the seller on a promissory note dated July 23, 1998, with payments that are based upon a 20-year amortization with an interest rate of 7% for the first two years, which escalates to 9% beginning with the September 1, 2000 payment for the remainder of the term with the balance of $577,361.01 due on August 1, 2003. There is no prepayment penalty. The balance owed at December 31, 1999 was $645,526. The $670,000 loan is secured by the entire apartment complex excepting the four units mentioned above.

CCCC obtained the necessary licenses and has completed the conversion of the apartments to condominiums. CCCC had planned to sell the 18 condominiums. However, to date, no sales have been consummated, and plans to sell the units as condominiums have been put on hold. Pending a decision by CCCC on the sale of the units as condominiums, CCCC is renting the units on a short term basis. CCCC is also actively searching for a commercial tenant to occupy the 7,500 square feet of commercial space. CCCC is of the opinion that this property is adequately covered by insurance. This facility competes with other rental units in the downtown Ogden area. CCCC has no current plans for additional renovation of the building. Ongoing maintenance and repairs are carried out as needed.

Canton Financial Services Corporation ("CFSC")

CFSC owns three condominium units located in close proximity to Brian Head Ski Resort and the surrounding resort town in southern Utah. CFSC has acquired the condominium units for investment purposes and has contracted with a management firm who rents the units on a short-term basis. The first unit is subject to a note with a current principal balance of $29,852 and bearing an interest rate of 9.5% per annum. Monthly payments on the first unit are $363 with the principal and interest amortized over a period of 17 years. The second unit is subject to a note with a current principal balance of $32,749 and bearing an interest rate of 8.25% per annum. Monthly payments on the second unit are $301 until October, 2001, when the remaining $30,677 comes due in full. The third unit is subject to a note with a current principal balance of $38,914 and bearing an interest rate of 8.75% per annum. Monthly payments on the third unit are $362 until July, 2002, when the remaining $36,570 comes due in full.

CFSC also has an option to purchase a fourth condominium in the Brian Head area pursuant to a lease option agreement it executed with Richard Surber, CFSC's president, director and chief executive officer, in August, 1997. Mr. Surber owns the condominium subject to a note on the property secured by a deed of trust. CFSC leases the condominium for $900 per month, almost all of which is applied to the monthly obligations on the first note. CFSC has an option to purchase the condominium through a payment of $82,100, which is reduced monthly by the extent to which CFSC's monthly rental payments decrease the principal balance due on the note. The lease option also contains an alternative option price in the event the unit appreciates dramatically during the term of the lease. CFSC is also required to pay all taxes, condominium fees, maintenance and repair expenses and other charges on the property. CFSC has the right to manage, control and sell the condominium unit during the term of lease. For more information on this lease, see "Item 12. Certain Relationships and Related Transactions."

CFSC is of the opinion that these properties are adequately covered by insurance. CFSC has no present plans to renovate or improve the units.

Industrial Properties

Three of the Company's subsidiaries own interests in the industrial properties described below.

Canton Tire Recycling West Virginia, Inc. ("CTR")

CTR owns the Parkersburg Terminal, located at 516 Camden Street, Parkersburg, West Virginia. The terminal is a former fuel transfer station. The property consists of 4.5 acres on a tributary of the Ohio River and includes a former oil storage facility and a warehouse with office space. There are no encumbrances on the property. The property has been vacant and unused since its acquisition. CTR is subject to competition in finding tenants or buyers for the property, and there is a substantial likelihood that the property will remain vacant for some time. CTR is of the opinion that this property is adequately covered by insurance. CTR has no present plans to renovate or improve the property.

The West Virginia Division of Environmental Protection has filed suit against CTR and the Company seeking the completion of environmental clean up procedures at the site. For more information on the suit filed against CTR and the Company and for more information on Parkersburg properties, see "Item 3, Legal Proceedings."

Thistle Holdings, Inc. ("Thistle")

Thistle owned the Canton Plant, located at 200 East Elm Street in Canton, Illinois. The plant was acquired by Thistle in 1994. The facility consisted of brick, steel and glass constructed buildings with over 1,290,366 feet of interior space, portions of which were in disrepair. The property was substantially destroyed in a 1997 fire.

The State of Illinois has filed suit against the Company seeking environmental cleanup costs at the Canton Plant. For more information on the Canton Plant, see "Item 3, Legal Proceedings."

Property taxes, penalties, and assessments totaling approximately $543,276 were owed on the property, of which portions were delinquent as far back as 1988. There were no other encumbrances on the property. The property taxes, penalties and assessments had to be paid by May 17, 1999. Thistle did not pay the taxes and assessments and the property was sold at a tax sale. Thistle has no plans to redeem the property. The Company recognized a gain on the foreclosure of $222,958 during 1999 as the liabilities exceeded the basis in the property.

Diversified Holdings XIX, Inc. ("DHXIX")

DHXIX owned the former KMC food plant and warehouse located in the vicinity of Cheriton, Virginia. The property was purchased by DHXIX on August 2, 1996. This property was sold on the 18th day of May 1999 to Eastern Shore Composites, L.L.C. a Virginia limited liability company for the price of $680,000. The purchase price was paid in cash and with a promissory note in the sum of $655,000, interest at the rate of 9% per annum, and monthly payments of principal and interest in the amount of $5,893. On March 29, 2000 DHXIX received a final payment of $647,218 in cash that paid the outstanding balanced owed on the purchase of this property. A release of the note and deed of trust have been provided to the purchaser, releasing all claims of DHXIX to the property.

Investments in Raw Land

Eleven of the Company's subsidiaries own interests in raw land in the States of Nevada, Utah and Arizona as described below.

Nevada

Oasis International Corporation ("OIC")

OIC owns approximately 1,076 acres of mostly raw land ("OIC Property") located at the junction of Interstate 80 and State Road 233 in Elko County, Nevada. The 1,076 acres held by OIC are subject to a $900,000 note executed in favor of the seller and secured by a first deed of trust (the "Note"). The Note requires quarterly payments of $31,475 which includes both interest payments and principal reductions. The entire $343,942 in remaining unpaid principal and accrued interest becomes due and payable on January 1, 2006. The balance on December 31, 1999 was $835,430. There are no pre-payment penalties and the contract provides for the payoff and reconveyance of specific tracts of land within the parcels covered by the deed. Other than accrued property taxes, there are currently no other encumbrances on the OIC Property.

OIC currently operates a 48 unit mobile home park on approximately 60 acres of the OIC Property. The current occupancy rate is 90%. Mobile home spaces are rented for $175 per month. The mobile home park generates approximately $7,000 in monthly gross rental revenues.

OIC has developed preliminary plans to subdivide a 58 acre parcel of undeveloped land in Oasis, Nevada. OIC has a Contract for Engineering Services with High Desert Engineering ("Engineering"). Engineering has been engaged to provide professional engineering services for the purpose of designing and preparing a tentative subdivision map for the 58 acre parcel. OIC plans to sell lots for approximately $38,000 each. OIC plans will include a total of 217 lots. The costs in 1999 to design, prepare and seek approval of the map were $22,000. The cost to actually subdivide is estimated at $15,000 a lot or $3,255,000 for the entire project. OIC's development of its plans are contingent upon obtaining adequate financing. OIC is currently seeking financing from banks and other sources. No guarantees can be given that OIC will be successful in obtaining financing.

The federal tax basis of the Oasis Property is $1,018,435. The realty tax rate is .024204 and the annual realty taxes for 1999 were $4,452. OIC is of the opinion that this property is adequately covered by insurance.

Oasis International Hotel and Casino, Inc. ("OIHC")

OIHC owns approximately 25 acres of mostly raw land contiguous to the OIC Property. The 25 acres held by OIHC are not subject to any liens or mortgages.

In 1998, OIHC sold 18.289 acres (OIHC originally held approximately 50 acres which were acquired on December 27, 1995) to Oasis Hotel, Resort & Casino - III, Inc.("Oasis III") for $5,000,000 with the terms specified below. The 18.289 acres of land, sold to Oasis III, included a truck stop facility which consisted of a small motel, a gas station, a small restaurant and office space.

The terms of purchase included: (1) the payment of One Million (1,000,000) shares of restricted stock in Oasis Resorts International, Inc., a publicly traded company on the OTC bulletin board (OAIC); (2) the assumption of a $550,000 first deed of trust; and (3) acceptance of a $3,425,000 second deed of trust with a term of 30 years, bearing interest at 9% annually, with payments due monthly. OIHC originally held approximately 50 acres of land in Oasis, Nevada subject to a $300,000 promissory note. As a result of the sale of 18.289 acres to Oasis III, the promissory note holder agreed to release OIHC from the $300,000 note in exchange for 100,000 shares of the Company's restricted common stock and Oasis III's assumption of a $550,000 deed of trust on the 18.289 acres. One of the ancillary effects of the sale of the 18.289 acres to Oasis III, was that OIHC obtained title to its remaining parcels of land free and clear of all liens.

Although OIHC believes that the sale of the 18.289 acres was in the best interest of OIHC, OIHC is aware that Oasis III's ability to pay pursuant to the terms of the second deed of trust is contingent upon Oasis III's ability to generate revenues as a start up venture with no operating history or present ability to pay based upon a lack of revenues. Consequently, Oasis III is considered a high credit risk and there is a substantial possibility that Oasis III could default. However, Oasis III was current as of December 31, 1999 in its note obligations, through the acceptance by OIHC of investment securities as payment instead of cash payments. The balance due on the sale to Oasis III as of December 31, 1999 was $3,386,957.

On January 11, 1999, OIHC consummated the sale of a1/2interest in 1.450 acres of land to Pienne Chow Sau Har in exchange for: (1) 31,250 shares of Oasis Hotel, Resort & Casino - I, Inc., (2) 31,250 shares of common stock of Oasis Hotel, Resort & Casino - II, Inc. (3) a secured promissory note in the amount of $160,000, dated February 1, 1996, held by Ms. Chow. The maker of the $160,000 promissory note, China Food & Beverage Company, has been in default since October 1, 1997. OIHC has enforced its rights under the promissory note to foreclose on the collateral of the note. Ms. Chow has agreed to deed this property back to OIHC in exchange for payment of $285,000. The last instalment on the $285,000 was received by OIHC on April 11, 2000, and paid to Ms. Chow. The property has been deeded back to OIHC by Ms. Chow.

On January 11, 1999, OIHC consummated the sale of 2.145 acres to Oasis Fields, L.L.C. for $120,000 cash and the execution of a promissory note in the amount of $480,000. The terms of the promissory note call for the payment of $480,000 plus accrued interest at a rate of 7% annually due and payable on January 11, 2000. The note is secured by the 2.145 acres. OIHC has released its secured interest in this property in exchange for 1,200,000 shares of the common stock of Professional Wrestling Alliance Corporation, a Delaware corporation (OTC:BB,
PWAA).

On October 19, 1999, OIHC sold a 1.38 acre parcel of this property to Williams Communications, Inc. for the construction of a relay system. The purchase price for this parcel of land was $300,000, which was paid in cash at the time of closing. The local county planning commission required the posting of a bond by OIHC to insure the construction of a road through the remaining OIHC property to the new Williams Communication parcel, this bond is in the amount of $235,494 and only insures the construction of the said roadway within one year.

Utah

Through the other nine subsidiaries, the Company owns a total of approximately 6,915 acres of raw, unimproved land located in undeveloped regions of western Box Elder County, Utah. These subsidiaries will be collectively referred to as the Company for purposes of this description. The Company purchased this land through several different transactions beginning in August, 1996, and continuing throughout 1999. Of the total acreage, approximately 1,975 acres are subject to three separate notes with a combined principal balance of $39,131 and secured by separate deeds of trust. The notes on these 1,975 acres each accrue interest at a rate of 7% per annum and provide for monthly payments totaling $498. The notes mature in November of 2004 when the remaining $25,226 in principal balance is due in full.

The total acreage also includes an additional 1,280 acres which are subject to two separate notes with a total current principal balance of $78,298 and secured by two separate deeds of trust. The notes on these 1,280 acres accrue interest at a rate of 8.25% per annum and provide for monthly payments totaling $599. The notes mature in July of 2007 when the remaining $74,078 in collective principal balance is due.

The Company also owns a separate parcel totaling 1,280 acres subject to a note with a current principal balance of $89,612 and secured by a deed of trust. The note on these 1,280 acres accrues interest at a variable rate (currently at 5% per annum) and provides for annual payments of $8,961. All principal and interest on the note will be paid in December 2008. There are no balloon payments due on the note.

An additional 2,240 acres of the total are subject to a note with a current principal balance of $102,564 and secured by a deed of trust. The note on these 2,240 acres accrues interest at a rate of 8% per annum and provides for annual principal payments of $12,708. The note matures in December of 2001 when the remaining $90,486 in principal balance is due.

On December 21, 1999, the Company through its subsidiaries, Diversified Holdings II, III & V, all Nevada corporations, acquired a total of 21 total additional parcels of raw land in western Box Elder County for $495,070. The property owners financed $444,600 of the purchase price .The properties are financed on ten year notes at 7% per annum interest. Annual payments totaling $63,303 are due and payable on December 20, starting in the year 2000.

Finally, the total acreage includes 140 acres of raw land subject to a note with a current principal balance of $4,701 and secured by a deed of trust. The note on these 140 acres accrues interest at 6.5% and requires monthly payments of $60. The note matures in August of 2004 when the remaining $2,028 in principal balance is due.

Arizona

Since August, 1994, the Company has owned 13.22 acres of raw, unimproved land located in Pima County, Arizona near the City of Tucson. The property was subject to a Deed of Trust with a balance of approximately $41,785, and providing for interest at an annual rate of 8%. Total monthly principal and interest payments were $825. A balloon payment of approximately $40,689 plus accrued interest was due in March, 1999. The Company sold its interest in the property for $1,700 to avoid the need to make the balloon payment.

The Company acquired its interests in the aforementioned raw land for investment purposes and with the intention of developing the property or reselling the property to a developer interested in improving the land or extracting natural resources from the land. The Company believes that the significant development of areas surrounding the Company's investment holdings will ultimately increase the value of the Company's raw land. However, the Company has no specific plan for developing these properties in the foreseeable future and cannot reasonably estimate the extent of future development costs. The Company is of the opinion that its investments in raw land are adequately insured. There are no prepayment penalties regarding the financing on any of the Company's investments in raw land. Attempts by the Company to sell any or all of the raw land would put the Company in competition with other potential sellers of raw land in the vicinity of the property.

ITEM 3.           LEGAL PROCEEDINGS

The following cases may have a material impact on the Company:

CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - Suit was filed on January 10, 1997 in the Circuit Court of Cook County, Illinois, Law Division as file no. 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the Company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants. The Company has filed a Third Amended Complaint in the case. Discovery is ongoing with trial of the matter to be scheduled upon the completion of discovery. The Defendant has filed a counterclaim for damages, seeking recovery of lease payments for the tire shredding equipment. The Company has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million.

Canton Financial Service Corporation v. Network Systems International, Inc. -Canton Financial Services Corporation ("CFSC") has a claim pending before the Circuit Court for the Thirteenth Judicial Circuit, in and for Hillsborough County, State of Florida, Civil Division, Case Number 98- 657-A. The complaint seeks payment of consulting fees and the delivery of shares, an obligation created in the merger of a third party with an existing corporation and the services of CFSC in bringing that event to pass. Cash in the amount of $15,000 is sought plus delivery of 355,029 shares of the common stock of Network Systems International, Inc. Network filed a motion for summary judgment seeking to have the court rule that it is not liable for the delivery of shares of Network to CFSC, the Court denied this motion. A trial setting is expected from the Court during this year.

State of Illinois vs. The Canton Industrial Corporation - This action has been pending in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case Number 93MR45, since September, 1993. The action seeks environmental cleanup of the Canton Plant site located in Canton, Illinois. Prior to August 1997, the facility consisted of brick, steel and glass constructed buildings with over 1,290,366 feet of interior space, portions of which were in disrepair. On August 6, 1997, a fire engulfed the facility and destroyed over 800,000 square feet of the buildings located at the Canton Plant. Following the fire, preliminary testing indicated that asbestos containing materials were included in the debris of the fire.

Clean up and removal of the debris from the fire includes the removal of any asbestos containing material on the site. Ownership of the site was transferred to the City of Canton at a tax sale for unpaid property taxes owed on the site. The City of Canton and the Federal EPA are currently working to remove all remaining hazardous material from the site. (See Possible Actions by Governmental Authorities.) The State of Illinois filed in February 2000, a Motion for Voluntary Dismissal, entry of the Order granting this Motion has not yet been confirmed.

State of Illinois vs. CyberAmerica Corporation - The State of Illinois filed a separate action before the Illinois Pollution Control Board, Case Number 97-8, Enforcement, in July 1996, respecting cleanup of waste tires at the Canton Plant site. The Canton Plant had been previously used by the Company for tire recycling operations. This action sought recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5, 1998, the Board denied all punitive damages and ordered the Company to pay $326,154 into the State's Used Tire Management Fund. This amount was determined to be the amount expended by the State to remove tires from the Canton Plant site. The State's motion requesting that the Board reconsider its denial of punitive damages was rejected by the Board. On or about December 23, 1998 the State filed a civil action in the Fulton County Circuit Court, Case No. 98-CH-57 seeking payment of the $326,154 award made by the Pollution Control Board and the imposition of fines or sanctions for the failure to pay this award. On August 31, 1999 an agreed Summary Judgment Order was entered in this matter, the order provides that the Company shall pay the sum of $326,153.74 for tire removal costs from the prior Board order, with interest, through quarterly payments of $20,000 and denied all fines and penalties. The State subsequently filed a Motion for Voluntary Dismissal, to dismiss all causes of action except as set forth in the August 31, 1999 Order, the Court signed an order granting this dismissal on February 7, 2000.

State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The State is requesting that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia entered into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($8,000 has been paid, $20,000 is payable each May, 31, from the year 2000 through 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. Local counsel and local environmental engineers are awaiting confirmation from the State of completion of the work and any subsequent work that may be required by the state based upon test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean up cannot be determined at this time, pending further instructions from the State of West Virginia. The liability of prior owners is also being explored for any potential additional costs for clean up of soil contamination that took place prior to the Company's acquisition of the property.

Legong Investments N.V., a Netherlands Antilles corporation v. CyberAmerica Corporation On November 12, 1999 this plaintiff filed suit against the Company in the Third Judicial District Court, for Salt Lake County, State of Utah, Civil No. 990911427. The suit seeks recovery under the Company's convertible debenture issued to the Plaintiff with a date of September 17, 1996 and a principal face amount of $300,000. The debenture originally had a maturity date of September 16, 1997, which was extended by the parties in an agreement dated October 16, 1997. Plaintiff has demanded full payment of the outstanding balance due and the suit makes a demand in the amount of $543,997, plus costs and reasonable attorney fees or the issuance of 583,090 shares of free trading CyberAmerica common stock. The Company has acknowledged that some amount is due and tendered to the Plaintiff a check in the amount of $20,000 on October 25, 1999 as a partial satisfaction of the debenture. The Company has filed a response to suit and responded to discovery submitted by the Plaintiff disputing the alleged amount. Settlement offers have been made and discussions continue in an attempt to resolve this matter short of going through a trial.

Possible Actions by Governmental Authorities

Canton Illinois Property. In January, 2000, the United States Environmental Protection Agency forwarded to the Company and to Thistle Holdings Inc. informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). Both corporations responded that they are not current owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. The levels of asbestos materials found to exist on the site are several times higher than those allowed by federal guidelines. The Company declined to involve itself in the clean up process, no response has been made by the EPA as of this date. The Company cannot determine at this time the extent of possible liability.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 1999, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

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

The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1998 and 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

               Quarter ending                High                Low
               --------------                ----                ---
1998           March 31                      $0.75               $0.19
----
               June 30                       $0.41               $0.06
               September 30                  $0.65               $0.35
               December 31                   $0.56               $0.28

1999           March 31                      $0.62               $0.36
               June 30                       $2.75               $0.31
               September 30                  $1.37               $0.75
               December 31                   $1.31               $0.89
2000           March 31                      $4.00               $1.19


Shareholders

As of April 14, 2000 there were approximately 826 shareholders of record holding a total of 3,227,238 shares of Common Stock.

Dividends

The Company has not declared any cash dividends since inception. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

The Company has announced that it intends, in the near future, to pay a dividend in stock of Professional Wrestling Alliance Corp. (OTC BB:PWAA). The proposed dividend would be as follows: 1 restricted share of PWAA stock for every 2 shares of the Company's stock held of record on January 28, 2000. No payable date has yet been set. The payment of the dividend is pending receipt by the Company of legal opinions and assurances from qualified securities counsel that the Company can legally distribute shares of Professional Wrestling Alliance Corp. in compliance with all applicable state and federal securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's operations consist primarily of two different areas of focus. The Company's primary operations involve the acquisition, lease and sale of real estate holdings. The Company also provides financial consulting services.

Real Estate Operations

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

The Company recorded 1999 revenues totaling $1,791,952 as a result of the sale of properties, as compared to revenues of $2,462,450 for 1998. Costs attributed to the sale of the properties were $635,312 for 1999 as compared to $1,366,714 for 1998, resulting in respective gross profits from real estate sales of $1,156,640 for 1999 and $1,095,736 for 1998. The Company sold four properties in 1999 because they had appreciated significantly since their acquisition by the Company and the Company believed that the prices offered represented a reasonable market value for each property. The proceeds of these sales account for 26% of the revenues realized by the Company during 1999. The Company intends to sell further properties on a case by case basis provided local market conditions make such sales in the best interest of the Company and its subsidiaries. The Company can provide no assurances that it will be able to continue to generate significant revenues through the sale of real estate holdings. The ability to generate revenue in this manner will be largely dependent on, among other factors, the condition of the real estate markets in which the properties are located, the Company's continued ability to acquire properties which can be resold and the Company's ability to improve properties which it has acquired.

The Company recorded rental revenues of $965,755 for 1999 as compared to $730,737 for 1998. This increase was largely attributable to increased occupancy. During 1999, the Company took steps to decrease the overall vacancy rate of its consolidated real estate holdings including marketing its holdings to potential tenants through commissioned real estate agents and making cost-effective improvements to the holdings to increase occupancy.

Currently, the Company has negative cash flows from real estate operations of $55,525 for the year ended December 31, 1999 compared to $88,910 for the year ended December 31, 1998. This is attributable to both vacancies in the Company's real estate holdings and substantial investments the Company has made in raw land. The Company continues its real estate operations despite the negative cash flow for two reasons. First, the Company is attempting to eliminate the losses by increasing occupancy and rental income from those properties of the Company which have a high current vacancy rate. Second, the Company purchases real estate primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate cash flow deficit, its goal is that cash sufficient to offset such deficit will be generated upon property disposition.

The Company had six balloon payments on its properties come due in 1999. All of the payments were either paid, extended to the year 2001 or beyond, or refinanced. The Company paid a total of $171,436 in 1999 to pay off ($156,436) or obtain extensions ($15,000) on balloon payments. For more information on these transactions, see "Item 2, Description of Property."

The Company, through its subsidiaries, continued to acquire property during 1999, including property located in Salt Lake City, Utah. For more information on these transactions see "Item 2. Description of Property."

Consulting Operations

The Company, through its wholly owned subsidiaries Canton Financial Services Corporation and Hudson Consulting Group, Inc., provides a variety of financial consulting services to a wide range of clients. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the broker dealer community.

While over the past year, the Company has reduced the scope and extent of the financial consulting services it provides, the amount of consulting services provided has grown. The Company has made an effort to limit the types of consulting services (as discussed above) it performs to those which have historically been the most profitable. The Company believes that over time this will provide greater benefit to the Company.

The Company's consulting subsidiaries generate revenues through consulting fees payable in the client's equity, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half or less of the stock's bid price, which accounts for the fact that most of the equity received as payment by the Company is restricted as to resale. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be compensated and to make a return on the payments for its services.

The Company generates cash flow, in part, by liquidating non-cash assets (equity securities) received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are somewhat tied to the price of its clients' securities and the Company's ability to sell such securities. A decline in the market price of a client's stock can affect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. The Company generally books securities that it accepts as payment at a 25% to 75% discount of the current market value at the time the Company accepts the securities due to illiquidity of the securities because of restrictions on resale.

The Company's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common in over 70 different companies whose operations range from that of high-tech Internet operations to oil and gas companies. The Company believes that the diversity of its current holdings is such that the overall volatility of its portfolio is significantly less than in prior years of operations.

Revenues from the Company's financial consulting operations increased for the year ended December 31, 1999. The Company recorded $3,822,117 in revenues for the year ended December 31, 1999, from its financial consulting operations as compared to $996,447 for the same period of 1998. This increase was due to an increase in the number of clients that retained the Company during the year ended December 31, 1999 coupled with an increase in revenues from the sale of securities previously received as payment for services rendered.

Company Operations as a Whole

Revenues

Gross revenues for December 31, 1999 and 1998 were $6,858,784 and $4,189,634 respectively. Gross revenues for the year ended December 31, 1999 increased 64% over December 31, 1998. This is due to a $2,825,670 increase in financial consulting and a $235,018 increase in rental revenues in 1999 as compared to 1998.

Profits

The Company recorded an operating profit of $2,557,461 as compared to an operating profit of $3,101 for December 31, 1999 and 1998, respectively. The net profit as a percentage increased by 786% for December 31, 1999 over December 31, 1998. The Company recorded a net profit of $3,624,067 compared to a net profit of $408,984 for December 31, 1999 and 1998, respectively. The Company's improvement in profitability is largely attributable to the increase in consulting. Additionally, the Company realized a gain from the sale of investment securities of $698,759 in 1999 as compared to gain from the sale of investment securities of $375,323 in 1998.

The Company expects to continue to operate at a profit through fiscal 2000. However, there can be no assurance that the Company will continue to maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for December 31, 1999 and 1998 were $1,605,879 and $1,454,549, respectively. The reason for the $151,330 increase is primarily attributable to an increase in the number of employees.

Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $300,198 and $348,569, respectively. The decrease was due to foreclosure on Canton Illinois property.

The Company expects increases in expenses through 2000 as the Company steps up its effort to acquire additional properties and continues to grow its consulting businesses.

Capital Resources and Liquidity

At December 31, 1999, the Company had current assets of $6,019,507 and total assets of $17,726,261 as compared to $2,777,442 and $12,594,655, respectively at December 31, 1998. The Company had net working capital of $3,831,190 at December 31, 1999 compared to a working capital deficit of $1,410,156 at December 31, 1998.

Net stockholders' equity in the Company was $7,473,761 as of December 31, 1999, compared to $3,381,184 as of December 31, 1998.

Cash flow provided by operations was $1,327,886 for the year ended December 31, 1999, compared to cash flow provided by operations of $814,275 for the year ended December 31, 1998. Cash flows provided from operating activities for the year ended December 31, 1999 are primarily attributable to an increase in consulting and rental revenues.

Cash flow provided in financing activities was $3,089,033 for the year ended December 31, 1999, compared to net cash provided of $910,983 for the year ended December 31, 1998. The Company had positive cash flow for the year ended December 31, 1999 as a result of an increase in long-term debt associated with purchases of fixed assets.

Due to the Company's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

During the year ended December 31, 1999, the Company issued a total of 360,667 shares of common stock as result of three agreements for the exchange of stock, and the exercise of 66,667 options held by an outside consultant.

Capital Expenditures

The Company expended $4,545,349 and $3,091,768 in capital expenditures on property and equipment for the years ended December 31, 1999 and 1998, respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

General Real Estate Investment Risks

The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from the Company's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws and other factors which are beyond the control of the Company.

Value and Illiquidity of Real Estate

Real estate investments are relatively illiquid. The ability of the Company to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If the Company must sell an investment, there can be no assurance that the Company will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of the Company's investment.

Property Taxes

The Company's real property is subject to real property taxes. The real property taxes on this property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, the Company's operations could be adversely affected.

Year 2000 Compliance

As of March 31, 2000, the Company has not experienced any Y2K problems.

Events Subsequent to End of Fiscal Year

During the first quarter of 2000 the Company sold investment securities owned by the Company and its subsidiaries. The bulk of the securities sold were securities that the Company and its majority owned subsidiaries acquired in past years for services rendered to clients by the Company's consulting subsidiaries. During the period January 1, 2000 through March 31, 2000, the Company and its subsidiaries sold $2,175,991 in investment securities. The Company's basis in the securities was approximately $469,781. Accordingly, the Company expects to record a gain on investment securities of $1,706,210 for the quarter ended March 31, 2000 compared to a gain of $46,278 on investment securities for the comparable period in 1999.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 1999 are attached hereto as pages F-1 through F-23.







               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                 [Letterhead of]
                           Crouch, Bierwolf & Chisholm
                              Salt Lake City, Utah

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholder
CyberAmerica Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of CyberAmerica Corporation and subsidiaries as of December 31, 1999 and the related statement of operation, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberAmerica Corporation and subsidiaries as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ Crouch Bierwolf & Chisholm

Crouch Bierwolf & Chisholm
May 2, 2000


                                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                      Years Ended December 31, 1999 and 1998


                                                                        1999                   1998
                                                                   --------------         -------------
ASSETS

CURRENT ASSETS

  Cash                                                         $          18,314          $    146,744
  Accounts receivable -trade                                             346,500               446,325
  Accounts receivable -related parties                                   377,682               371,293
  Notes receivable - current portion                                   1,301,752               664,645
  Prepaid expenses                                                         4,814                11,153
  Securities available for sale                                        3,970,445               937,282
                                                                    ------------         --------------

TOTAL CURRENT ASSETS                                                   6,019,507             2,777,442
                                                                    ------------         --------------

PROPERTY AND EQUIPMENT (NET)                                         11,188,196              9,313,191
                                                                    ------------         --------------

OTHER ASSETS

   Investment securities at cost                                          78,833                82,856
   Notes receivable- net of current portion                              255,000               312,000
   Investments- other                                                    184,725               309,166
                                                                    ------------         --------------

TOTAL OTHER ASSETS                                                       518,558               704,022
                                                                   -------------         -------------

TOTAL ASSETS                                                   $      17,726,261       $    12,594,655
                                                                    ============           ============





                                  See notes to consolidated financial statements


                                     CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET (Continued)
                                      Years Ended December 31, 1999 and 1998

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               1999                            1998
                                                                        --------------               --------------
CURRENT LIABILITIES
   Accounts Payable-Trade                                             $      224,732                 $     505,391
   Accounts Payable- Related Parties                                         287,463                        86,191
   Accrued Liabilities:
       Interest                                                               63,668                        81,284
       Real Estate Taxes and Assessments                                     102,727                       665,284
       Payroll and Related Taxes Payable                                      85,678                       189,035
       IEPA Liabilities                                                            -                       325,398
       Refundable Deposits                                                    42,985                       148,453
       Refund to Investors                                                    27,348                        47,986
       Other                                                                  82,836                       154,463
   Debenture Payable                                                         237,708                       260,000
   Current Maturities of Long-Term Debt                                      976,993                     1,524,258
   Current Maturities of IEPA Liability                                       56,179                             -
                                                                       --------------                 -------------
TOTAL CURRENT LIABILITIES                                                  2,188,317                     3,987,598

LONG-TERM LIABILITIES

   Long-term Debt, less Current Portion                                    7,153,723                     4,733,605
   IEPA Liability Long-term Portion                                          219,719                             -
                                                                       --------------                 --------------
TOTAL LONG-TERM LIABILITIES                                                7,373,442                     4,733,605

MINORITY INTEREST                                                            690,741                       492,268

SHAREHOLDERS' EQUITY

   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
    shares authorized; 3,227,238 shares issued                                 3,228                         2,867
   Additional Paid-in Capital                                             15,355,080                    15,341,812
   Accumulated Deficit                                                    (8,314,681)                  (11,938,748)
   Unrealized gain on securities available for sale                          430,134                       (24,747)
                                                                       ---------------               --------------
TOTAL SHAREHOLDERS' EQUITY                                                 7,473,761                     3,381,184
                                                                       ---------------               --------------

TOTAL LIABILITIES AND

      SHAREHOLDERS' EQUITY                                            $   17,726,261                 $  12,594,655
                                                                       ===============               ==============








                                  See notes to consolidated financial statements


                                      CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Years Ended December 31, 1999 and 1998


REVENUE                                                                       1999              1998
                                                                            ----------        ---------
   Sale of property                                                   $     1,791,952     $   5,675,000
   Revenue deferred                                                                 -        (3,312,316)
   Additional gain recognition                                                278,960            99,766
   Consulting revenue                                                       3,822,117           996,447
   Rental revenue                                                             965,755           730,737
                                                                          -----------       -----------
TOTAL REVENUE                                                               6,858,784         4,189,634

COSTS OF REVENUE

   Costs of sale of property                                                  635,312         1,366,714
   Costs associated with consulting revenue                                 1,037,852           545,626
   Costs associated with rental revenue                                       684,748           544,174
   Interest expenses associated with rental revenue                           337,532           275,473
                                                                          ------------      -----------
TOTAL COSTS OF REVENUE                                                      2,695,444         2,731,987

GROSS PROFIT                                                                4,163,340         1,457,647

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                1,605,879         1,454,546
                                                                          -----------       -----------
OPERATING PROFIT (LOSS)                                                     2,557,461             3,101

OTHER INCOME (EXPENSE):

   Interest income                                                            415,761           244,095
   Interest expense                                                          (182,957)         (374,501)
   Gain (loss) from sale of investment securities                             698,759           375,323
   Other income (expense)                                                       4,185            47,397
   Gain (Loss) on Foreclosure                                                 222,958          (272,220)
                                                                          -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                                                1,158,706            20,094

INCOME (LOSS) BEFORE MINORITY INTEREST                                      3,716,167            23,195

MINORITY INTEREST IN LOSS (GAIN)                                              (92,100)          385,789
                                                                          ------------      -----------
NET PROFIT (LOSS)                                                           3,624,067           408,984
                                                                          ------------      -----------
PROVISION FOR INCOME TAXES

NET INCOME                                                                  3,624,067       $  408,984
                                                                          ===========       ===========





                                  See notes to consolidated financial statements


                                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Years Ended December 31, 1999 and 1998
                                                      (continued)

Income (Loss) Per Common Share
    Income (Loss) Before Minority Interest                               $       1.17      $      0.01
    Minority Interest in Loss                                                   (0.03)            0.14
                                                                          -------------    ------------
    Net income (loss) per weighted average common
      share outstanding                                                  $       1.14      $      0.15
                                                                          =============    ============
    Weighted average number of common shares
       outstanding                                                          3,175,835        2,689,767
                                                                          =============    ============







                                  See notes to consolidated financial statements


                                      CYBERAMERICA CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Years December 31, 1999 and 1998



CASH FLOWS FROM OPERATING ACTIVITIES                             1999           1998
                                                            -------------    -------------
  Net income (loss)                                        $    3,624,067    $      408,984
  Adjustments to reconcile net income (loss)
  to net cash provided:
    (Gain) loss from sale of investments                         (698,759)         (375,323)
    Loss (Gain) on foreclosure                                   (222,958)          272,220
    Minority interest in (gain) loss                               92,100          (385,789)
    Depreciation and amortization                                 300,198           348,569
    Common stock issued for services                                    -            18,398
    Common stock issued for assets and debt                           294            17,647
    Permanent decline in investments                                    -           421,753
      Receivables                                                (343,671)         (198,371)
      Prepaid expenses and other                                    6,339            28,047
    Increase (decrease) in liabilities:
      Accounts and notes payable                                 (223,208)           52,980
      Accrued liabilities                                      (1,206,516)          205,160
                                                             -------------     -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                1,327,886           814,275

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                      (4,545,349)       (3,091,768)
     Proceeds from sales of investments                                 -         1,593,109
     Purchase of security investment                                    -           (85,761)
                                                             -------------     -------------
NET CASH FLOWS (USED) IN INVESTING ACTIVITIES                  (4,545,349)       (1,584,420)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock for cash                                 13,335            39,500
     Increase in long-term debt                                 3,851,761         3,198,250
     Reduction of long-term debt                                 (776,063)       (2,326,767)
                                                             -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,089,033           910,983

INCREASE (DECREASE) IN CASH                                      (128,430)          140,838

CASH AT BEGINNING OF YEAR                                         146,744             5,906
                                                             -------------     -------------

CASH AT END OF PERIOD                                       $      18,314    $      146,744
                                                             =============     =============



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

                                    For The Years ended December 31, 1999 and 1998
                                                                                                    Net Unrealized
                                                                                                       Loss of
                                                                                                      Securities          Total
                                                Common        Stock          Paid                     Available        Shareholders'
                                                Shares        Amount        Capital       Deficit      for Sale          Equity
                                            ------------  -----------  ------------    -------------  -----------   ----------------

BALANCES AT DECEMBER 31, 1997                 2,175,814  $   2,176    $ 14,989,833    $  (12,347,732) $(446,500)    $   2,197,778

Common Stock Activity:
    Issued for assets                           100,000        100          17,547                                         17,647
    Issued for services                         107,393        108          18,290                                         18,398
    Issued for cash                             483,364        483          39,017                                         39,500
Unrealized loss/Gain from securities                                                                    421,753           421,753
Increase from issuance of subsidiary stock                                 277,125                                        277,125
Net profit for year                                   -          -               -           408,984          -           408,984
                                            -----------  ---------  ---------------  ---------------- ----------     -------------

BALANCES, DECEMBER 31, 1998                   2,866,571  $   2,867  $   15,341,812   $   (11,938,748) $ (24,747)    $   3,381,185

Common Stock Activity:
    Issued for assets                           294,000        294               -                 -               -          294
    Issued for cash                              66,667         67          13,268                                         13,335
Unrealized loss/gain from securities                                                                    454,881           454,881
Net profit for year                                   -          -               -         3,624,067          -         3,624,067
                                            -----------  ---------  ---------------  ---------------- ---------      -------------

BALANCES, DECEMBER 31, 1999                   3,227,238  $   3,228  $   15,355,080   $    (8,314,681)   430,134         7,473,761
                                            ===========  =========  ===============  ================ =========      =============






                                  See notes to consolidated financial statements

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

During the second and third quarter of 1996, CyberConnect, Inc.("CC") and Cyber Dimensions, Inc. ("CD"), both majority-owned subsidiaries of the Company, conducted offerings pursuant to Rule 504 of the Regulation D of the Securities Act of 1933 ("504 exemption") in the amount of $269,704. The Company later became aware that these offerings might have been conducted outside the requirements of Rule 504. As a result, CC and CD began to rescind the offerings starting in the fourth quarter of 1996 and agreed to refund the investments made by the shareholders by January 15, 1997. However, due to cash shortages, CC and CD were unable to repay individual investors in full. CC and CD then agreed to refund 10% of the investments plus accrued interest to each investor every 45 days until the debts are paid in full. As of December 31, 1999, CC and CD were indebted to their investors in the amount of $27,348. All investors were paid in full in February, 2000.

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

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change in Presentation

The Company has presented comprehensive income as a separate column in the Statement of Stockholders' Equity. The Company has changed the presentation of their 1998 financial statements to be consistent with this presentation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 39 years, equipment, 5 to 10 years, and computers, 3 years. Depreciation expenses for 1999 and 1998 were $300,198 and $348,569, respectively. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

Expenditures for maintenance and repairs are expended as incurred; additions and improvements are capitalized.

Sales of Real Estate

The Company uses the deposit method or the installment method for reporting sales of certain real estate. Under the deposit method the effective date of sale is deferred until substantial cash is collected. Until that time all cash received is accounted for as a deposit. Under the installment method gross profit on sales are reported as a percentage of the sales profit as they are received.

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

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common Shares and Income (Loss) Per Common Share

Income (loss) per common share is computed using the weighted average number of common shares outstanding 3,175,835 shares in 1999 and 2,689,767shares in 1998.

Income or Loss Per Share

Income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods shown. The Company had common stock equivalents (CSEs) outstanding at December 31, 1999 and 1998 in the form of stock purchase options. The options are held by present and former employees. The inclusion of the outstanding options would not affect the income or loss per share in 1999 or 1998 and therefore such options have not been included in the weighted average number of common shares. If all outstanding options were exercised, the total proceeds would be approximately $3,000. The Company's outstanding common stock purchase options during 1999 are summarized as follows:

                                                            Number of Shares
     Issue Date      Expiration Date      Exercise Price   Subject to Options
     ----------      ---------------      --------------  -----------------
      11/19/96           11/19/06             $6.00             5,000
                                                          -----------------
                                                         TOTAL  5,000

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $108,848 and $5,794 for the years ended December 31, 1999 and 1998 respectively.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, receivables and investments. The Company places its cash with high quality institutions. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses on receivables. Collateral is not generally required to support customer receivables. The Company's six largest clients accounts for approximately 72% of consulting revenue in 1999 and approximately 96% of accounts receivable at December 31, 1999. The Company follows Statement of Financial Accounting Standards No. 115 as it applies to investments in equity securities.

All references to common shares are reflected as adjusted for the 1 for 10 reverse stock split approved on October 31, 1997. Certain accounts have been reclassified for comparison purposes.

NOTE 3:      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

        1.   Cash paid for interest was $520,489 in 1999 and $649,974 in 1998.
        2.   Common stock was issued for the following purposes:

                                                       1998                            1999
                                        --------------------------------       ------------------
                                             Shares            Amount         Shares         Amount
                                          ------------       ----------     ----------     --------

             Issued for debt                   157,068      $   161,166            -0-    $    -0-
             Issued for other assets           428,328          143,725        360,667      13,629
             Issued for services               730,727          619,378            -0-         -0-
                                               -------      -----------     -----------  -----------
                                             1,226,992      $   924,269        360,667    $ 13,629

The Company acquired the following assets during:                1998              1999
                                                           --------------     ---------------
                 Real estate purchased                     $   1,676,450      $   4,545,349
                 Debts incurred                               (1,587,319)        (3,851,761)
                                                              -----------       -----------
                 Total cash paid                           $      89,131      $     693,588


NOTE 4:       SUBSIDIARIES

Diversified Holdings I, Inc.

Diversified Holdings I, Inc., a Nevada corporation, (DHI), a 90% owned subsidiary of the Company was formed by the Company March 22, 1996. DHI is a holding company in which the following subsidiaries were transferred to DHI's ownership from IPDC on April 2, 1999:

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 4:       SUBSIDIARIES (continued)

        Canton Financial Services Corporation

        Canton Financial Services Corporation, a Nevada corporation, ("CFS"), was formed by the Company on June 8, 1994. CFS, a subsidiary of the Company, provides a wide range of consulting services, primarily for public companies.

        Hudson Consulting Group, Inc. (formerly Diversified Holdings XIII, Inc.)

        Diversified Holdings XIII, Inc., a Nevada corporation, was incorporated by the Company on April 16, 1996, for the purpose of providing business consulting services. On March 5, 1997, Diversified Holdings XIII, Inc. changed its name to Hudson Consulting Group, Inc.

        Oasis International Hotel & Casino, Inc.

        Oasis International Hotel & Casino, Inc., a Nevada corporation ("OIHC"), was incorporated by the Company on November 20, 1995 for the purpose of acquiring, owning and managing a specific property. On December 27, OIHC, a consolidated subsidiary of the Company, purchased land in Elko County, Nevada. Oasis sold approximately 20 acres of property during 1998 and still owns approximately 30 acres. For more information, see "Item 2 - Description of Property," page 15.

        Oasis International, Inc.

        Oasis International, Inc., a Nevada corporation ("Oasis"), was incorporated by the Company on November 20, 1995 for the purpose of acquiring, owning and managing a specific property. On December 27, 1995, Oasis, a subsidiary of the Company, purchased 1,126 acres of land in Elko County, Nevada. For more information, see "Item 2 - Description of Property," page 14.

        Golden Opportunity Development Corporation

        Golden Opportunity Development Corporation, a Louisiana corporation, was obtained by the Company through its former majority owned subsidiary, Innovative Property Development Corporation ("IPDC"), which had obtained a majority interest in Golden Opportunity Development Corporation ("GODC"), pursuant to a Stock Purchase Agreement dated April 30, 1998. For more information, see "Item 2 - Description of Property," page 6.

        Canton Industrial Corporation of Salt Lake City

        Canton Industrial Corporation of Salt Lake City, a Utah corporation ("CICSLC"), was incorporated by the Company on September 29, 1993 for the purpose of acquiring, owning and managing the Plandome Building. On September 30, 1993, CICSLC acquired the Plandome Building located at 69-75 East 400 South, Salt Lake City, Utah. The building was sold during the fourth quarter of 1998. CICSLC currently holds a promissory note in the amount of $255,000.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4:       SUBSIDIARIES (continued)

        Wasatch Capital Corporation

        Wasatch Capital Corporation, a Utah corporation ("Wasatch") was incorporated on June 10, 1991. The Company acquired a 20% interest in Wasatch on December 30, 1994 in exchange for the Company advancing monies to exercise an option to purchase real estate located at 55-57, 61-65 West 100 South, Salt Lake City, Utah (the "Bennett Building"). Wasatch is consolidated because the Company, through its officers, directors and affiliates, exercises significant control over the decisions and operations of Wasatch. The Company's investment is secured by the Bennett Building and Wasatch is not allowed to dilute the Company's interest in Wasatch or lease, sell, exchange, or encumber the property in any way unless the Company approves. For more information, see "Item 2 - Description of Property," page 8.

        Canton's Wild Horse Ranch II, Inc.

        Canton's Wild Horse Ranch II, Inc., an Arizona corporation ("CWHRII"), was incorporated by the Company on February 3, 1994, for the purpose of expanding Canton's Wild Horse Ranch. On February 16, 1994 CWHRII, a consolidated subsidiary of the Company, acquired thirteen acres of raw, unimproved land adjacent to the Ranch suitable for expansion of the Ranch. The Company sold its interest in the land for $1,700 and assumption of all liabilities in 1999. CWRHII currently has no tangible assets. For more information, see "Item 2 - Description of Property," page 17.

        West Jordan Real Estate Holdings, Inc.

        West Jordan Real Estate Holding, Inc., a Utah corporation ("WJREH"), was incorporated by the Company on June 7, 1994 for the purpose of acquiring, owning and managing a specific property. On August 31, 1995, WJREH, a subsidiary of the Company, entered into a lease with an option to purchase a retail shopping plaza in Salt Lake City, Utah. For more information, see "Item 2 - Description of Property," page 10.

        Canton Commercial Carpet Corporation

        Canton Commercial Carpet Corporation, a Utah corporation ("CCCC"), was incorporated by the Company on January 21, 1994 for the purposes of distributing and wholesaling commercial carpet. On May 23, 1994, CCCC entered into a lease with an option to purchase real property located at 268 West 400 South in Salt Lake City, Utah. On February 1, 1995, the Company relocated its corporate headquarters to this Building. During 1998, CCCC purchased the New Brigham Building in Ogden, Utah. For more information, see "Item 2 - Description of Property," pages 8 and 12.

The following subsidiaries are wholly owned by the Company:

Adobe Hills Ranch II, LLC

Adobe Hills II, LLC, is a Nevada limited liability company ("Adobe Hills"), established by the Company in December of 1999. It is a consolidated subsidiary which owns undeveloped land in Elko County, Nevada. For more information, see "Item 2 - Description of Property," page 7.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4:       SUBSIDIARIES (continued)

AZ South State Corporation

AZ South State Corporation, a Utah corporation ("AZ South") was incorporated by the Company on November 30, 1999. It is a consolidated subsidiary which owns land and building in Salt Lake City, Utah. For more information, see "Item 2 - Description of Property," page 9.

Canton Tire Recycling of West Virginia, Inc.

Canton Tire Recycling of West Virginia, Inc., a West Virginia corporation ("CTRWV"), was incorporated by the Company on February 25, 1993 for the purpose of acquiring, owning and managing the Parkersburg Terminal. CTRWV, a subsidiary of the Company, purchased the Parkersburg Terminal on May 15, 1993. For more information, see "Item 2 - Description of Property," page 13.

Cyber LaCrosse, Inc.

Cyber LaCrosse, Inc., a Nevada corporation, was incorporated June 3, 1996. It is a consolidated subsidiary which owns property in Nephi, Utah. For more information, see "Item 2 - Description of Property," page 11.

Cyber Studio, Inc.

Cyber Studio, Inc., a Nevada corporation, was incorporated February 16, 1996. It is a consolidated subsidiary which leases two properties with options to buy in Kearns, Utah. For more information, see "Item 2 - Description of Property," page 9.

Diversified Holdings II, Inc.

Diversified Holdings II, Inc., a Nevada corporation, was incorporated by the Company on April 16, 1996. It is a consolidated subsidiary which owns undeveloped land in Box Elder County, Utah. For more information, see "Item 2 - Description of Property".

Diversified Holdings XIX, Inc.

Diversified Holdings XIX, Inc., a Nevada corporation, was incorporated by the Company on April 29, 1996, for the purpose of acquiring, owning, and managing certain real estate property. On August 2, 1996, Diversified Holdings XIX purchased land located in Cheriton, Virginia in a foreclosure sale. For more information, see "Item 2 - Description of Property," page 14.

Diversified Land and Cattle Co.

Diversified Land and Cattle Co., a Nevada corporation ("DLC"), was incorporated by the Company on March 1, 1996, DLC is a consolidated subsidiary which owns undeveloped land in Box Elder County, Utah. For more information, see "Item 2 - Description of Property," page 16.

Great Basin Water Corporation

Great Basin Water Corporation, a Utah corporation, was originally incorporated by the Company as Canton International Timber Corporation on July 20, 1994. Its name was changed to Great Basin Water Corporation on May 15, 1995. It is a consolidated subsidiary which owns undeveloped land in Box Elder County, Utah. For more information, see "Item 2 - Description of Property," page 16.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4:       SUBSIDIARIES (continued)

Lexington 3 Mile East Terrace Mountain Estates, Inc.

Lexington 3 Mile East Terrace Mountain Estates, Inc., a Utah corporation, was incorporated on November 17, 1994. It is a consolidated subsidiary which owns undeveloped land in Box Elder County, Utah. For more information, see "Item 2 - Description of Property," page 16.

Lexington 4 Mile East Terrace Mountain Estates, Inc.

Lexington 4 Mile East Terrace Mountain Estates, Inc., a Utah corporation, was incorporated on November 17, 1994. It is a consolidated subsidiary which owns undeveloped land in Box Elder County, Utah. For more information, see "Item 2 - Description of Property," page 16.

Lexington One Mile East Little Pigeon Mountain Estates, Inc.

Lexington One Mile East Little Pigeon Mountain Estates, Inc., a Utah corporation, was incorporated on November 17, 1994. It is a consolidated subsidiary which owns undeveloped land in Box Elder County, Utah. For more information, see "Item 2 - Description of Property," page 16.

Taylor's Landing, Inc.

Taylor's Landing, Inc., a Utah corporation ("TLI"), was incorporated by the Company as Canton Properties VII, Inc. on January 10, 1996. Its name was changed to Taylor's Landing, Inc. on May 3, 1996. TLI is a consolidated subsidiary which owns property in Nephi, Utah. For more information, see "Item 2 - Description of Property," page 11.

Innovative Properties Development Corporation (formerly TAC, Inc.)

Innovative Properties Development Corporation (formerly TAC, Inc.) a Utah corporation ("IPDC"), was formed by Logos International, Inc. ("Logos"), former affiliate of the Company, on August 27, 1992. IPDC was acquired from Logos on December 30, 1994 pursuant to a Settlement Agreement. In December 1998, IPDC acquired several of the Company's subsidiaries for 1,382,528 shares of IPDC Stock. In 1999, IPDC was introduced to an Internet company, China Mall, Inc., a Delaware corporation ("China Mall"). China Mall was interested in being acquired by IPDC.

In order to facilitate IPDC's acquisition of China Mall, IPDC sold all of its assets to Diversified Holdings I, Inc. The Acquisition Agreement between IPDC and DHI was consummated on April 2, 1999, and the acquisition of China Mall, Inc. by IPDC was consummated on June 1, 1999. IPDC 's name was changed to ChinaMallUSA.com, Inc. The Company's shareholder interest in CHML was reduced to approximately four hundred fifty three thousand five hundred fifty (453,550) shares, or less than 5 % of CHML's issued and outstanding shares of common stock after its acquisition of China Mall, Inc. The Company liquidated its position in CHML for $612,790 during the last half of 1999. The Company currently has no ownership interest in CHML.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4:       SUBSIDIARIES (continued)

The following consolidated subsidiaries were dissolved during 1999:

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

Thistle Properties, Inc.

Thistle Properties, Inc., an Illinois corporation ("Thistle") was acquired by the Company on May 12, 1995 as a result of a Mutual Release Agreement between the Company, ATC II and Thistle.

NOTE 5:      LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1999:

  Mortgage payable to Home Credit Bank (12%), monthly payments of $6,157, due 6/04, secured by first trust deed on land
      and building.                                                   $ 598,944

  Note payable to Paul Rubey (5%), due 1/01                              62,546

  Mortgage payable to Solar Logos Foundation (7%), quarterly payments of $31,475  commencing 1/99, due 1/06, secured
      by first trust deed on land.                                      835,430

  Mortgage payable to PNC (9.5%), monthly payments
     of $363, due 8/15, secured by first trust deed on building.         29,852

  Mortgage payable to First American Title (8.25%), monthly payments
     of $301, due 10/01, secured by first trust deed on building.        32,749

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5:      LONG-TERM DEBT (continued)

   Mortgage payable to Franklin Financial (15%) monthly payment $1,130,
      due 1/01, secured by second trust deed on land and building.        66,721

   Mortgage payable to Tucker (7%), monthly payments of
      $497, due 11/04, secured by first trust deed on land.               39,131

   Mortgage payable to Escrow Specialists (6%), monthly interest
      payments of $1500, due 1/03, secured by first trust deed on land.   55,146

   Mortgage payable to Steven D.  Crowther (0% first 6 months,  3% second six months, 5% for years 2 and 3, and 7% thereafter), annual interest payment of at least $8,961, due 12/08 secured by first
      trust deed on land.                                                 89,612

   Mortgage payable to Chester F. Blanthorn (8.25%), monthly payments
      of $299, due 7/07, secured by first trust deed on land.             39,149

   Mortgage payable to Wanda Charlotte Blanthorn (8.25%), monthly
      payments of $299, due 7/07, secured by first trust deed on land.    39,149

   Mortgage payable to Andworth (0% first year, variable thereafter,  not to exceed 8%), annual payments of at least $12,708 and quarterly interest payments, due 12/01, secured by first trust deed on land.
                                                                         102,564

   Mortgage  payable to Jensen  Realty  and  Investment  (0% first  year, variable thereafter, not to exceed 8%), annual payments of at least
      $706 and quarterly interest payments,  due 12/01,  secured by first
      trust deed on land.                                                  6,324

   Mortgage  payable  to Powell  Real  Estate  (0% first  year,  variable thereafter, not to exceed 8%), annual payments of at least $706 and quarterly interest payments, due 12/01, secured by first trust deed
      on land.                                                             6,324

   Mortgage payable to Escrow Specialists (8%), monthly payments
       of $903, due 8/04, secured by first trust deed on land.            54,992

   Mortgage payable to James D. Hansen (7%), monthly payments
      of $1,545, due 5/04, secured by first trust deed on land.          177,040

   Mortgage payable to Christopher M. Curran (6.5%), monthly
      payments of $60, due 8/04, secured by first trust deed on land.      4,701

   Note payable to IOS Capital (8%),  monthly payments of $988.50,
       due 7/04, secured by copier.                                       43,107

   Note payable to First Security Bank (9.35%),  monthly payments
       of $1,187 due 12/04, secured by vehicle.                           55,759

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5:      LONG-TERM DEBT (continued)

          Note payable to First Security Bank (9.35%), monthly
              payments of $970 due 12/04, secured by vehicle.             45,574

          Mortgage payable to Melvin D. Call (8.75%), monthly
             payments of $362, due 7/02, secured by first trust
             deed on land.                                                38,914

          Mortgage payable to James Stacey (7%), monthly payments
            of $5,582, due 8/00, secured by first trust deed on land
            and building.                                                645,526

          Mortgage payable to Lucas Trust (15%), monthly payments
            of $700, due 8/02, secured by a second trust deed on
            land and building.                                            56,000

          Mortgage payable to Wilshire Credit (7.70%), monthly
             payments of $4,194, due 1/29, secured by first trust
             deed on land and building.                                  584,449

          Mortgage payable to Samuel Layton,  (8%), annual
             payments of $106,593, due 12/06, secured by first
             trust deed on land.                                       1,200,000

          Mortgage payable to Abdul Rashid Afridi,  (9.725%),
              monthly payments of $4,231, due12/02, secured
              by first trust deed on land.                               475,000

          Mortgage payable to Thom (6%), monthly payments of
              $11,391,  due 1/27, secured by first trust deed
              on land and building.                                    1,838,944

          Trust Deeds payable to the sellers at (7%), with annual
              payments of $63,303 beginning 12/00 due 12/09.             444,600

          Mortgage payable to US Bank (8%), monthly payments
              of $5,662, due 12/08, secured by first deed of trust
              on land.                                                  462,468

          Total debt                                                   8,130,716

          Current portion                                                976,993
                                                                       ---------
          Long-term portion                                       $    7,153,723


Scheduled principal reductions are as follows:

                          December 31, 2000           $      976,993
                          December 31, 2001                  549,842
                          December 31, 2002                  748,724
                          December 31, 2003                  280,370
                          December 31, 2004                1,029,513
                          Thereafter                       4,545,274
                                                      --------------
                                                      $    8,130,716

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6:      FEDERAL INCOME TAXES

At December 31, 1999, the Company had net operating loss carryovers of approximately $3,212,000. The net operating loss carryovers begin to expire in 2011.

No benefit resulting from loss carry forwards have been reported in the financial statements because the Company can not reasonably determine the amount of future income. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount. The expected tax benefit resulting from applying the federal statutory tax rate to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance. Certain provisions of the tax law may limit the net operating loss and capital loss carryovers in the event of a significant change in ownership of the Company.

                            Tax Benefit               $1,250,000
                            Valuation allowance       (1,250,000)
                                                      -----------
                                    Net               $        0
                                                      ===========

NOTE 7: REAL ESTATE TAXES PAYABLE

The Company owes real estate taxes and assessments of approximately $102,727 (including penalties and interest) as of December 31, 1999.

Unpaid property taxes and assessments consist of the following:

      Canton Commercial Carpet Corporation                        $      19,365
      Golden Opportunity Development Corporation                         27,666
      Glendale Plaza - Salt Lake City, Utah                               8,245
      Parkersburg Terminal - Parkersburg, West Virginia                   4,915
      Wallace Bennett Building                                            7,885
      Other                                                              34,651
                                                                ---------------

           Total                                                 $      102,727
                                                                  ==============

NOTE 8:  DEBENTURES PAYABLE

On September 17, 1996, the Company issued a 6.0% Convertible Debenture with a face amount of $300,000 (the "Debenture") to Legong Investments, N.V., a
corporation organized under the laws of Curacao, Netherlands Antilles ("Legong"). The Company and Legong are currently involved in litigation over the amount due to Legong and rights to conversion into common stock of the Company contained in the Debenture. Prior to the litigation Legong converted $10,000 of the principal plus accrued interest into 87,220 shares during 1996 and during 1997 Legong converted $30,000 of the principal plus accrued interest into 112,206 shares. During 1998 and 1999 the Company made cash payments in the sum of $58,000 as further reductions to the principal and accrued interest on the Debenture. The Company contends that it presently owes a balance of $237,708, including principal and interest as of March 15, 2000, Legong is currently requesting $180,414 in cash and 310,623 free trading shares.


                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9:  RELATED PARTY TRANSACTIONS

Transactions with Allen Wolfson

The Company has had an ongoing business relationship with A-Z Professional Consultants, Inc., a Utah corporation ("A- Z") whose sole shareholder is Allen Wolfson. Mr. Wolfson may be deemed to be a "control person" of the Company (as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934) by virtue of Mr. Wolfson's beneficial ownership of over 5% of the Company's Common Stock and the potential influence Mr. Wolfson has with respect to the Company's day-to-day operations in his role as the primary finder of potential transactions for the Company and primary business consultant to the Company. Mr. Wolfson is also the uncle of Richard Surber, the Company's president, chief executive officer and director. Because of the nature of Mr. Wolfson's relationship with the Company, the following transactions may be considered related party transactions. For more information on Mr. Wolfson, see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

A-Z works as an independent consultant to the Company whose primary function is to locate potential transactions on the Company's behalf and to present them to the Company's management. A-Z has served the Company in this capacity since 1992. During 1999, A-Z performed services on the Company's behalf primarily involving locating potential transactions for the purchase and sale of the Company's real estate holdings.

The Company does not currently have any formal consulting arrangement with A-Z, aside from providing A-Z with office space, support staff assistance, access to office equipment and phones. The Company has, instead, agreed to further compensate A-Z on a transaction by transaction basis. During 1999, A-Z was instrumental in several transactions involving the development, purchase, sale or financing of real estate holdings by the Company and its subsidiaries. The Company also provided various consulting services to A-Z in addition to the staff and support items set forth above. The Company and A-Z agreed upon the sum of $418,117 as the net amount that services and goods provided to A-Z exceed those provided to the Company by A-Z, this amount was settled with the transfer of investment securities to the Company.

At various times during the year the Company has loaned cash to A-Z or related parties. These loans include, $95,000 loaned to The Great Saltair, LLC, a company owned by Allen Wolfson and $377,117 that has been loaned to A-Z.

In addition to services performed on behalf of the Company, A-Z provides consulting services to other clients, some of whom are also financial consulting clients of the Company. The Company has allowed this arrangement to occur because the Company has generated much of its business as a result of clients introduced to it by A-Z and because the services performed by A-Z are often different from and supplementary to the financial consulting services performed by the Company. During 1999, A-Z generated substantial revenues from the Company's clients. The transactions pursuant to which A-Z generated such revenues were either authorized or ratified by a disinterested majority of the Company's board of directors.

On February 1, 1999, Allen Z. Wolfson entered into a Consulting Agreement with AmeriResource Technologies, Inc.("ARET") to provide various consulting services. ARET was a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Wolfson received 20,000,000 shares ARET valued at approximately $0.005 a share or $100,000. Mr. Wolfson disclosed this transaction to the disinterested members of the board and obtained their prior approval.

Transactions involving Richard Surber

Since August of 1997, Canton Financial Services Corporation, a consolidated subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium project to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years which expires on August 29, 2003. Mr. Surber purchased the condominium in August, 1997, by assuming existing financing on the building with

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9:  RELATED PARTY TRANSACTIONS (continued)

a then-current principal balance of $74,814. The lease provides for monthly rental and related payments of $900, of which $857 are paid directly on the note assumed by Mr. Surber. CFSC has an option to purchase the condominium for the original price of $84,814 which has been reduced monthly to the extent that lease payments made by CFSC have reduced the total principal due on the note assumed by Mr. Surber. However, in the event that the value of the condominium appreciates and CFSC has arranged a sale of the condominium prior to exercise of the option, then the option price shall be the greater of $84,814 or 10% of the total sales price for the transaction CFSC has arranged.

CFSC entered this lease-option arrangement because it was unable to obtain sufficient financing to acquire the condominium at the time the unit was available. This arrangement allowed CFSC to obtain beneficial ownership of the condominium through a capital lease. CFSC provided Mr. Surber with financial incentives to enter into this arrangement in order to compensate him for assuming personal liability on the financing. Mr. Surber's interest in this transaction is two-fold. First, Mr. Surber receives a monthly fee of $43, which equals the amount by which monthly payments due to Mr. Surber exceed the amounts due under the note on the property. Second, Mr. Surber will receive a lump sum of not less than $10,000 in the event that the option on the condominium is exercised by CFSC. Because Mr. Surber is the only officer and director of CFSC, a disinterested majority of the Company's board of directors authorized the formation and execution of this lease agreement.

On February 1, 1999, Richard Surber entered into a Consulting Agreement with AmeriResource Technologies, Inc.("ARET") to provide various consulting services. ARET was a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Surber received 20,000,000 shares of ARET valued at approximately $0.005 a share or $100,000. Mr. Surber disclosed this transaction to the disinterested members of the board and obtained the board of directors prior approval.

On April 1, 1999, Mr. Surber signed an Advisory Agreement with the Company in exchange for fees paid in the amount of $250,000. The agreement provided for services, including the work of staff of the Company on various projects or work of Mr. Surber during the calendar year of 1999 and was paid in full at the time of execution. This agreement was further approved by the disinterested members of the Board of Directors.

During 1999, loans were made by Mr. Surber to the Company for temporary operating needs. The majority of these were short term and as of December 31, 1999, the Company was indebted to Mr. Surber in the amount of $27,116. Subsequent to the end of the year the remaining balance owed to Mr. Surber has been reduced to $3,889 by subsequent payments made to Mr. Surber by the Company.

Mr. Surber has at various times been appointed to serve as an officer or director for some clients of the Company. These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. For services provided to these corporations Mr. Surber has from time to time received securities of those corporations as payment for his services, and these transactions have been disclosed to the board of directors in each case.

The board of directors was informed that during 1999 Mr. Surber became a licensed attorney in the State of California. The board was further made aware of, and approved, Mr. Surber's request to undertake projects and clients utilizing his law license.

During 1999 the Company has compensated Mr. Surber with securities that have been received from clients of the Company. The disinterested members of the board of directors have reviewed these payments and approved them. For more information, see Item 10, Executive Compensation.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9:     RELATED PARTY TRANSACTIONS (continued)

1.      Transfer of ownership

        In  April  1999,  the  following   subsidiaries   were   transferred  to
Diversified Holdings I, Inc.

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

NOTE 10:      MARKETABLE SECURITIES

The cost and approximate market value of securities available for sale at December 31, 1999 are as follows:

                                            Gross Unrealized
                                           -----------------          Market
                             Cost         Gains       Losses           Value
                      ---------------------------------------------------------
Marketable equity               -              -              -              -
Securities             $3,539,311       $455,881        $24,747     $3,970,445

Other equities securities in the amount of $78,833 are carried at cost. There is no readily available market for these securities or they are restricted.

During 1999 proceeds from sales of securities were $2,197,449. Gross gains of $1,181,677 were realized on those sales. Gross losses realized were $510,347.

NOTE 11:      NOTES RECEIVABLE

The above receivable is included in the financial statements as follows:

        Notes receivable:
             Sale of land and building                        1,544,752
             Other                                               12,000
                                                            -----------
        Total                                            $    1,556,752

        Less current portion                                  1,301,752
                                                           ------------
        Long-term portion                                $      255,000

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 12:     CONTINGENT LIABILITIES

1.      Canton, Illinois Property - environmental cleanup

        A legal action was filed in September 1993 against the Company seeking the cleanup of tires and potentially toxic paint drums at the plant in Canton, Illinois. On September 28, 1995, the Illinois Environmental
        Protection Agency ("IEPA") informed the Company it was rejecting the proposed plan of the Company for tire cleanup and would send its own contractor to remove the remaining tires. The Company sought relief from this decision from the Circuit Court in Fulton County, Illinois. After a hearing on October 10, 1995, the Circuit Court denied any relief to the Company. Both the Company and the IEPA contractor removed tires. The State filed an action before the Illinois Pollution Control Board seeking to recover $325,398 as the costs incurred to remove the tires and an equal amount as punitive damages. An award for costs of $325,398 was entered against the Company and all other relief was denied. On August 25, 1999 the Company entered into an agreement whereby the award is to be paid in quarterly installments of $20,000 and will fully amortize after a period of 5 years. The Company is current in making the agreed upon quarterly payments. The Company's balance sheet at December 31, 1999, included the remaining balance of this liability in the amount of $275,898.

2.      Parkersburg West Virginia

        As part of the cleanup process related to this site required by the West Virginia Division of Environmental Protection included the testing of soil located on the site. These testing results were submitted to the state of West Virginia as part of the final report on the tank cleanup completed on the site. These soil tests reported soil contaminations in excess of state limits. Any action and cost related to the results of these test is still pending before the West Virginia Division of Environmental Protection.

NOTE 13:    OPERATING LEASE COMMITMENTS

The Company is obligated under operating leases to pay $5,000 per month on the two buildings it rents. The leases expire August 2001. The Company has an option to purchase the buildings at the end of the lease terms. Scheduled rent payments are as follows:

                      December 31, 1999                       $         60,000
                      December 31, 2000                       $         60,000
                      December 31, 2001                       $         60,000

The Company incurred rent expense under operating leases of $41,000 in 1999 and $100,956 in 1998.

The Company receives rents on lease of buildings under operating leases. Additional information is included as follows:

                      Cost of real estate under lease         $       3,562,468
                      Accumulated depreciation                         (249,476)
                                                                   -------------
                      Net carrying amount                     $       3,311,996

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 13:    OPERATING LEASE COMMITMENTS (continued)

Future minimum rentals on noncancellable leases are as follows:

                      2000                     $         474,612
                      2001                               328,065
                      2002                               308,574
                      2003                               301,344
                      2004                               180,035
                      Thereafter                         101,508
                                                         -------
                                               $       1,694,138
                                                       ---------
NOTE 14: BUSINESS ACQUISITIONS

On April 30, 1998, The Company acquired 51% of Golden Opportunity Development Corporation, a company that owns and operates a Hotel in Baton Rouge, LA. The results of operations from May 1, 1998 are included in the companies financial statements since that date.

NOTE 15: FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market date to develop the estimates of fair value and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                               December 31, 1999            December 31, 1998
                             Carrying       Fair        Carrying        Fair
                             Amounts       Values        Amounts       Values

Cash and cash equivalents     $ 18,314   $  18,314   $   146,744      $146,744

The following methods and assumptions were used by the Company in estimating its fair value discloures of financial instruments.

         Cash and Cash Equivalents
       ----------------------------
         The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, Executive Officers and Control Persons

      Name                 Age      Position(s)
      --------------------------------------------
      Richard Surber       27    President, Chief Executive Officer and Director
      Gerald Einhorn       60    Vice-President, Secretary and Director
      Adrienne Bernstein   54       Director
      Allen Wolfson        53    Control Person

Richard D. Surber was appointed to the Company's board of directors in June 1992 and was appointed its chief executive officer in March 1994. He was appointed as the Company's president on May 6, 1996 and served a prior term as the Company's president from March 1994 to August 1995. Mr. Surber was the Company's secretary from June 1992 to March 1994. Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law; including securities, taxation, and bankruptcy.

He has been an officer and director of several public  companies  which include:
Chattown.com Network (f.k.a.Vaxcel, Inc.), which is unrelated to the Company (president and director form June, 1999 to April 10, 2000); Chattown.com Network, Inc. is an internet company; Kelly's Coffee Group, Inc., a shell company whose plan is to acquire an unidentified company (president and director from May, 1999 to the present); Innovative Property Development Corporation (n.k.a. ChinaMallUSA.com., Inc.) a former subsidiary of the Company; currently a non-reporting Chinese Internet company (president and director from 1992 to June, 1999); Eurotronics Corporation, f.k.a. Hamilton Exploration, Inc., a shell company which is currently unrelated to the Company; its current operations, if any, are not known (president and director 1994-1996); Area Investment Development Company ("AIDC"), a shell company unrelated to the Company (president and director 1994-1996), AIDC has recently acquired an Internet company whose content revolves around religious events; Youthline USA, Inc., (f.k.a. Ult-i-Med Health Centers, Inc.), a non-reporting shell company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Power Exploration, Inc. an oil and gas company (director January 28, 2000 to present) the Company has a minority interest in Power; Premier Brands, Inc., a shell company (president and director April, 1998 - September, 1998); and Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of the Company, (president and director from September, 1999 to present). GODC's operations consist of operating a 124 room motel in Baton

Rouge, Louisiana. Mr. Surber is also the President and a Director of several private shell companies, in which the Company has significant ownership interests, that intend to become fully reporting public companies.

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

Adrienne Bernstein was appointed to the board of directors in September 1996. Ms. Bernstein is also an employee of the Company who has been responsible for managing the Company's East Coast real estate holdings for the past two years From 1988 to 1994, Ms. Bernstein was the assistant director of the human resources department for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a vice president for Leucadia National Corporation, a publicly traded company specializing in finance, insurance, and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

Allen Wolfson Mr. Wolfson is a key consultant to the Company. He is not an Officer or Director of the Company. Mr. Wolfson obtained a B.S. in Marketing from the University of Southern Florida in 1968 and in 1970 he graduated with an M.A. in Distributive Vocational Education. Mr. Wolfson has 59 credit hours toward an M.B.A. from Troy State University in Montgomery, Alabama. He has also been a licensed general contractor and a real estate agent and developer. Mr. Wolfson has been the sole owner of A-Z Professional Consultants, Inc. ("A-Z") since April 11, 1990 and has been a professional consultant for various public and private companies for 20 years. A-Z has been a consultant to the Company since 1992 and has been a significant beneficial owner of the Company's Common Stock since that time. A-Z locates potential business opportunities, primarily related to real estate transactions, on behalf of the Company, and advises the Company's board of directors with respect to corporate objectives. A-Z also advises the Company with respect to its day-to-day operations including issues involving personnel, financing, corporate structure and management. While Mr. Wolfson has no formal authority to act on behalf of the Company, the influence he exerts on the Company through this consulting arrangement gives Mr. Wolfson potential control over the Company's operations. Mr. Wolfson may be deemed to be an affiliate of the Company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934. Mr. Wolfson is the uncle of Richard Surber, the Company's chief executive officer, president and director. For more information on Mr. Wolfson, see "Item 12. Certain Relationships and Related Transactions."

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended

December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of the Company, other than Richard Surber, during the years 1997 through 1999. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.


                                    SUMMARY COMPENSATION TABLE
                          Annual Compensation                           Long Term Compensation
                                                                     Awards                     Payouts
                                                          Restricted      Securities
Name and                                        Other       Stock         Underlying        LTIP
Principal    Year    Salary      Bonus          Annual     Award(s)        Options        payouts     All Other
Position              ($)         ($)           Compen       ($)            SARs(#)          ($)     Compensation
                                                sation                                                    ($)
                                                 ($)
Richard      1999    79,855     68,743(1)         -            -              -               -            -
Surber       1998    45,008        500            -            -              -               -            -
Chief        1997    38,000      1,787            -            -              -               -            -
Executive
Officer

Compensation of Directors

The Company's directors are each compensated through the payment of $300 for each meeting of the board of directors which they attend. This constitutes the sole consideration paid to the Company's directors for their services as directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of April 14, 1999, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors

--------

     (1)Richard Surber received shares of stock in various client companies during 1999. These were shares of client companies for which consulting work was done by subsidiaries of the Company. The shares were paid to Mr. Surber as part of his overall compensation from the Company in 1999. The shares were received by the Company's subsidiaries for services rendered to the client companies.

and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 14, 2000, there were 3,227,238 shares of Common Stock issued and outstanding.



      Title of Class               Name and Address of              Amount and Nature of
      --------------                Beneficial Owner                Beneficial Ownership          Percent of class
                                  -------------------               --------------------          ----------------
       Common Stock                   Allen Wolfson                        402,746(2)                   13.17%
    ($0.001 par value)          268 West 400 South, Suite
                                           306
                               Salt Lake City, Utah 84101

       Common Stock             Gerald Einhorn, Director                       0                        0.0000%
    ($0.001) par value          268 West 400 South, Suite
                                           300
                               Salt Lake City, Utah 84101
       Common Stock           Adrienne Bernstein, Director                   3,704                       0.1%
    ($0.001) par value          268 West 400 South, Suite
                                           300
                               Salt Lake City, Utah 84101
       Common Stock            Richard D. Surber, Director                  198,364                      6.5%
    ($0.001) par value          268 West 400 South, Suite
                                           300
                               Salt Lake City, Utah 84101
       Common Stock               David Michael Wolfson                    285,600(3)                    9.34%
    ($0.001) par value          268 West 400 South, Suite
                                           300
                               Salt Lake City, Utah 84101
       Common Stock              Directors and Executive                    202,068                      6.6%
    ($0.001) par value           Officers as a Group (3
                                      individuals)



--------

     (2)This amount includes shares attributed to Allen Wolfson which are owned by A-Z Professional Consultants, Inc ("A-Z")., a Utah corporation, whose sole shareholder is Allen Wolfson and A-Z's retirement fund; and shares owned by A-Z Oil, LLC, a Utah Limited Liability Company owned by Allen Wolfson.

     (3) Shares are attributed to David Wolfson as follows: 217,600 owned by David Michael, LLC, ( 100% of stock owned by David Wolfson); and 68,000 owned by the Irrevocable Children's Trust, of which David Wolfson is a beneficiary. David Wolfson is the son of Allen Wolfson.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Allen Wolfson

The Company has had an ongoing business relationship with A-Z Professional Consultants, Inc., a Utah corporation ("A-Z") whose sole shareholder is Allen Wolfson. Mr. Wolfson may be deemed to be a "control person" of the Company (as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934) by virtue of Mr. Wolfson's beneficial ownership of over 5% of the Company's Common Stock and the potential influence Mr. Wolfson has with respect to the Company's day-to-day operations in his role as the primary finder of potential transactions for the Company and primary business consultant to the Company. Mr. Wolfson is also the uncle of Richard Surber, the Company's president, chief executive officer and director. Because of the nature of Mr. Wolfson's relationship with the Company, the following transactions may be considered related party transactions. For more information on Mr. Wolfson, see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

A-Z works as an independent consultant to the Company whose primary function is to locate potential transactions on the Company's behalf and to present them to the Company's management. A-Z has served the Company in this capacity since 1992. During 1999, A-Z performed services on the Company's behalf primarily involving locating potential transactions for the purchase and sale of the Company's real estate holdings.

The Company does not currently have any formal consulting arrangement with A-Z, aside from providing A-Z with office space, support staff assistance, access to office equipment and phones. The Company has, instead, agreed to further compensate A-Z on a transaction by transaction basis. During 1999, A-Z was instrumental in several transactions involving the development, purchase, sale or financing of real estate holdings by the Company and its subsidiaries. The Company also provided various consulting services to A-Z in addition to the staff and support items set forth above. The Company and A-Z agreed upon the sum of $418,117 as the net amount that services and goods provided to A-Z exceed those provided to the Company by A-Z, this amount was settled with the transfer of investment securities to the Company.

At various times during the year the Company has loaned cash to A-Z or related parties. These loans include, $95,000 loaned to The Great Saltair, LLC, a company owned by Allen Wolfson and $377,117 that has been loaned to A-Z.

In addition to services performed on behalf of the Company, A-Z provides consulting services to other clients, some of whom are also financial consulting clients of the Company. The Company has allowed this arrangement to occur because the Company has generated much of its business as a result of clients introduced to it by A-Z and because the services performed by A-Z are often different from and supplementary to the financial consulting services performed by the Company. During 1999, A-Z generated substantial revenues from the Company's clients. The transactions pursuant to which A-Z generated such revenues were either authorized or ratified by a disinterested majority of the Company's board of directors.

On February 1, 1999, Allen Z. Wolfson entered into a Consulting Agreement with AmeriResource Technologies, Inc.("ARET") to provide various consulting services. ARET was a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Wolfson received 20,000,000 shares ARET valued at approximately $0.005 a share or $100,000. Mr. Wolfson disclosed this transaction to the disinterested members of the board and obtained their prior approval.

Transactions involving Richard Surber

Since August of 1997, Canton Financial Services Corporation, a consolidated subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium project to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years which expires on August 29, 2003. Mr. Surber purchased the condominium in August, 1997, by assuming existing financing on the building with a then-current principal balance of $74,814. The lease provides for monthly rental and related payments of $900, of which $857 are paid directly on the note assumed by Mr. Surber. CFSC has an option to purchase the condominium for the original price of $84,814 which has been reduced monthly to the extent that lease payments made by CFSC have reduced the total principal due on the note assumed by Mr. Surber. However, in the event that the value of the condominium appreciates and CFSC has arranged a sale of the condominium prior to exercise of the option, then the option price shall be the greater of $84,814 or 10% of the total sales price for the transaction CFSC has arranged.

CFSC entered this lease-option arrangement because it was unable to obtain sufficient financing to acquire the condominium at the time the unit was available. This arrangement allowed CFSC to obtain beneficial ownership of the condominium through a capital lease. CFSC provided Mr. Surber with financial incentives to enter into this arrangement in order to compensate him for assuming personal liability on the financing. Mr. Surber's interest in this transaction is two-fold. First, Mr. Surber receives a monthly fee of $43, which equals the amount by which monthly payments due to Mr. Surber exceed the amounts due under the note on the property. Second, Mr. Surber will receive a lump sum of not less than $10,000 in the event that the option on the condominium is exercised by CFSC. Because Mr. Surber is the only officer and director of CFSC, a disinterested majority of the Company's board of directors authorized the formation and execution of this lease agreement.

On February 1, 1999, Richard Surber entered into a Consulting Agreement with AmeriResource Technologies, Inc.("ARET") to provide various consulting services. ARET was a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Surber received 20,000,000 shares of ARET valued at approximately $0.005 a share or $100,000. Mr. Surber disclosed this transaction to the disinterested members of the board and obtained the board of directors prior approval.

On April 1, 1999, Mr. Surber signed an Advisory Agreement with the Company in exchange for fees paid in the amount of $250,000. The agreement provided for services, including the work of staff of the Company on various projects or work of Mr. Surber during the calendar year of 1999 and was paid in full at the time of execution. This agreement was further approved by the disinterested members of the Board of Directors.

During 1999, loans were made by Mr. Surber to the Company for temporary operating needs. The majority of these were short term and as of December 31, 1999, the Company was indebted to Mr. Surber in the amount of $27,116. Subsequent to the end of the year the remaining balance owed to Mr. Surber has been reduced to $3,889 by subsequent payments made to Mr. Surber by the Company.

Mr. Surber has at various times been appointed to serve as an officer or director for some clients of the Company. These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. For services provided to these corporations Mr. Surber has from time to time received securities of those corporations as payment for his services, and these transactions have been disclosed to the board of directors in each case.

The board of directors was informed that during 1999 Mr. Surber became a licensed attorney in the State of California. The board was further made aware of, and approved, Mr. Surber's request to undertake projects and clients utilizing his law license.

During 1999 the Company has compensated Mr. Surber with securities that have been received from clients of the Company. The disinterested members of the board of directors have reviewed these payments and approved them. For more information, see Item 10, Executive Compensation.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 36 of this Form 10-KSB, which is incorporated herein by reference.

(b)  Reports on Form 8-K.
     -------------------







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of May, 2000

CyberAmerica Corporation

/s/ Richard D. Surber

Richard D. Surber, President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                   Date


                               President, Chief Executive
/s/ Richard D. Surber            Officer and Director               May 4, 2000
------------------------------
  Richard D. Surber

/s/ Wayne Newton               Controller                           May 4, 2000
------------------------------
  Wayne Newton

/s/ Gerald Einhorn             Vice-President, Director             May 4, 2000
-------------------------------
  Gerald Einhron

/s/ Adrienne Bernstein         Director                             May 4, 2000
------------------------------
  Adrienne Bernstein

                                INDEX TO EXHIBITS

EXHIBIT   PAGE

NO.       NO.    DESCRIPTION

2         *    Articles of Merger of The Canton Industrial  Corporation (an Ohio
               corporation) into The Canton Industrial Corporation (a Nevada corporation), filed in Nevada on May 3, 1993 (incorporated by reference from Exhibit No. 2 of the Company's Form 10- KSB for the year ended December 31, 1993).

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

                               MATERIAL CONTRACTS

10(i)(a)  *    Acquisition   Agreement  between  the  Company's  majority  owned
               subsidiary  Innovative Property Development Corp. And Diversified
               Holdings - I, Inc., dated April 2, 1999.(incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10-KSB for the year ended December 31, 1998).

10(i)(b)  *    Real Estate Purchase Agreement between Oasis  International Hotel
               & Casino,  Inc., a  consolidated  subsidiary of the Company,  and
               Pienne Chow Sau Har, dated December 21, 1998,  regarding the sale
               of   a    one-half    interest    in   1.45   acres   in   Oasis,
               Nevada.(incorporated   herein  by  reference   from  Exhibit  No.
               10(i)(b) to the Company's Form 10-KSB for the year ended December
               31, 1998).

10(i)(c)  *    Real Estate Purchase Agreement between Oasis  International Hotel
               & Casino,  Inc., a  consolidated  subsidiary of the Company,  and
               Oasis Fields,  L.L.C.  regarding the sale of 2.45 acres in Oasis,
               Nevada.(incorporated   herein  by  reference   from  Exhibit  No.
               10(i)(c) to the Company's Form 10-KSB for the year ended December
               31, 1998).

10(i)(d)  *    Acquisition Agreement between the Company and Innovative Property
               Development

               Corp., dated October 30, 1998.(incorporated herein by reference from Exhibit No. 10(i)(d) to the Company's Form 10-KSB for the year ended December 31, 1998).

10(i)(e)  *    Assignment of Real Estate Purchase  Contract between  CyberState,
               Inc., a  consolidated  subsidiary  of the  Company,  and Canton's
               Commercial Carpet Corporation, a consolidated subsidiary of the Company, regarding the acquisition of the New Brigham Apartment
               Complex in Ogden, Utah.(incorporated herein by reference from Exhibit No. 10(i)(e) to the Company's Form 10-KSB for the year ended December 31, 1998).

10(i)(f)  *    Consulting  Agreement  between  Allen  Wolfson and  AmeriResource
               Technologies,  Inc.(incorporated herein by reference from Exhibit
               No.  10(i)(f)  to the  Company's  Form  10-KSB for the year ended
               December 31, 1998).

10(i)(g)  *    Consulting  Agreement  between  Richard Surber and  AmeriResource
               Technologies,  Inc.(incorporated herein by reference from Exhibit
               No.  10(i)(g)  to the  Company's  Form  10-KSB for the year ended
               December 31, 1998).

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

10(i)(n)  39   Advisory Agreement between the Company and Richard Surber,  dated
               April 1, 1999.

23        44   Consent of Auditor

27             Financial Data Schedule "CE"


          * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.