Form 10QSB
period 2000-03-31
CYBERAMERICA CORP
filed 2000-05-19
CIK 788738

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to -------------.


     Commission file number:  I-9418
                              ------


                            CYBERAMERICA CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)





           Nevada                                       87-0509512
          --------                                      -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)





                 268 West 400 South, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                             ----------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 19, 2000 was 3,237,238

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8


SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet March 31, 2000
 and Consolidated Audited Condensed Balance Sheet December 31, 1999..........F-2

Consolidated Unaudited Condensed Statements of Operations
  March 31, 2000 and 1999 ...................................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows
  March 31, 2000 and 1999 ...................................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements
  March 31, 2000 ............................................................F-6


                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                 March 31, 2000


ASSETS                                                  March 31, 2000     December 31, 1999
------                                                  --------------    -----------------
                                                         (Unaudited)          (Audited)

CURRENT ASSETS

   Cash                                            $     1,768,321        $        18,314
   Accounts receivable - Trade                             270,444                346,500
   Accounts receivable - Related Parties                   353,436                377,682
   Note receivable - Current Portion                       255,000              1,301,752
   Prepaid expenses                                         18,704                  4,814
   Securities available for sale                         4,800,526              3,970,445
                                                     --------------         -------------
TOTAL CURRENT ASSETS                                     7,466,431              6,019,507

PROPERTY AND EQUIPMENT                                  10,889,770             11,188,196

OTHER ASSETS

   Investment securities at cost                            78,833                 78,833
   Notes receivable - net of current portion               492,000                255,000
   Investments - other                                     184,725                184,725
                                                     -------------          -------------
TOTAL OTHER ASSETS                                         755,558                518,558

TOTAL ASSETS                                       $    19,111,759        $    17,726,261
                                                     =============          ==============












             See notes to consolidated unaudited condensed financial
                                  statements.


                                CYBERAMERICA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                              March 31, 2000

LIABILITIES AND

SHAREHOLDERS' EQUITY                                             March 31, 2000        December 31, 1999
--------------------                                            ----------------       -----------------
                                                                 (Unaudited)               (Audited)
CURRENT LIABILITIES
   Accounts payable - trade                                $            50,279        $       224,732
   Accounts payable - Related Parties                                  144,600                287,463
   Accrued liabilities
     Interest                                                           63,668                 63,668
     Real estate taxes and assessments                                  32,985                102,727
     Payroll and related taxes payable                                  58,839                 85,678
     Refundable deposits                                                13,418                 42,985
     Refund to investors                                                   -                   27,348
     Other                                                              39,393                 82,836
   Debenture Payable                                                       -                  237,708
   Current portion of long term debt                                   967,223                976,993
   Current portion of IEPA liabilities                                  65,417                 56,179
                                                                --------------          -------------

TOTAL CURRENT LIABILITIES                                            1,435,822              2,188,317
                                                                --------------          -------------

LONG-TERM LIABILITIES

   Long-term debt, net of current portion                            7,758,315              7,153,723
   Long-term IEPA liability, net of current portion                    239,980                219,719
                                                                --------------          --------------

TOTAL LONG-TERM LIABILITIES                                          7,998,295              7,373,442

MINORITY INTEREST                                                      868,521                690,741

SHAREHOLDERS' EQUITY

   Preferred stock par value $.001; 20,000,000                            -                      -
    shares authorized; No shares issued
   Common stock par value $.001; 200,000,000
     shares authorized; 3,227,238 shares issued                          3,228                 3,228
   Additional paid-in capital                                       15,355,080            15,355,080
   Accumulated deficit                                              (6,549,187)           (8,314,681)
   Unrealized gain from securities available for sale                     -                  430,134
                                                                --------------          -------------
TOTAL SHAREHOLDERS' EQUITY                                           8,809,121             7,473,761
                                                                --------------          -------------
TOTAL LIABILITIES AND

SHAREHOLDERS' EQUITY                                       $        19,111,759       $    17,726,261
                                                                ==============          =============


             See notes to consolidated unaudited condensed financial
                                  statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999


                                                    Three Months Ended March 31,
                                                          2000          1999
                                                     ------------     ---------
REVENUE

   Sale of property                                $         -     $   600,000
   Revenue Deferred                                          -               -
   Additional gain recognition                            16,793        10,392
   Consulting revenue                                    809,474       296,875
   Rental revenue                                        246,399       152,241
                                                     -----------     ---------
TOTAL REVENUE                                          1,072,666     1,059,508

COSTS OF REVENUE

   Cost of sale of property                                   -        219,498
   Costs associated with consulting revenue              510,175       201,742
   Costs associated with rental revenue                  174,108       108,741
   Interest expenses associated with
     rental revenue                                       14,528        56,885
                                                     -----------      --------
 TOTAL COSTS OF REVENUE                                  698,811       586,866

GROSS PROFIT                                             373,855       472,642
SELLING, GENERAL AND

 ADMINISTRATIVE EXPENSES                                 303,637       216,710
                                                     -----------       -------

OPERATING PROFIT (LOSS)                                   70,218       255,932

OTHER INCOME (EXPENSE):

   Interest income                                        81,784       101,267
   Interest expense                                     (128,634)      (99,862)
   Gain (loss) from sale of
     investment securities                             1,908,554        46,278
   Other income (expense)                                 48,514         2,865
                                                     -----------    ----------
TOTAL OTHER INCOME (EXPENSES)                          1,910,218        50,548
                                                     -----------    ----------

INCOME (LOSS)  BEFORE

MINORITY INTEREST                                      1,980,436       306,480

MINORITY INTEREST IN (GAIN) LOSS                        (177,780)       16,847
                                                     -----------    ----------
NET PROFIT (LOSS)                                  $   1,802,656       323,327

INCOME (LOSS) PER COMMON SHARE

   Income (loss) before minority interest          $        0.61   $      0.11
   Minority interest in loss (gain)                         0.05          0.01
                                                    ------------   -----------
   Net income (loss) per weighted average
     common share outstanding                      $        0.56  $       0.11
                                                    ============   ===========
   Weighted average number of common
     shares outstanding                                3,227,238     2,866,571
                                                    ============   ===========


             See notes to consolidated unaudited condensed financial
                                  statements.


                         CYBERAMERICA CORPORATION SUBSIDIARIES
               CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 2000 and 1999



                                                              Three Months Ended
                                                                  March 31,
                                                                 Unaudited
                                                       -----------------------------
                                                           1999               1998
                                                      -------------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   1,802,656        $     323,327
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments               (1,908,554)             (46,278)
      Minority interest in gain (loss)                     177,780              (33,092)
     Depreciation and Amortization                          79,571               86,233
     Services paid with common stock                         -                        -
     Decrease (increase) in assets:
       Accounts and notes receivable                       910,054             (204,307)
       Prepaid Expenses                                    (13,890)               1,967
       Securities                                         (830,081)                   -
     Increase (decrease) in liabilities:
      Accounts and notes payable                            45,620                2,044
      Accrued liabilities                                 (114,103)             (22,148)
                                                       ------------        ------------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $     149,053       $      107,746
                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                        -                8,761
     Elimination of Unrealized gain                       (430,314)                  -
     Purchase of investments                               (85,407)                   -
     Proceeds from sale of investments                   2,179,595              208,493
                                                       ------------        ------------
 NET CASH FLOWS (USED) IN INVESTING ACTIVITIES       $   1,663,874        $     217,254

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in long term debt                                 -                     -
     Reduction of long-term debt                           (62,920)             (43,859)
                                                       ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            $     (62,920)       $     (43,859)

 INCREASE (DECREASE) IN CASH                             1,750,007              281,141

CASH AT BEGINNING OF PERIOD                                 18,314              146,744
                                                       ------------        ------------

CASH AT END OF PERIOD                                $   1,768,321        $     427,885
                                                      ============         ============


             See notes to consolidated unaudited condensed financial
                                  statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

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

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

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

The Company recorded rental revenues of $246,399 the quarter ended March 31, 2000 as compared to $152,241the quarter ended March 31, 1999. This increase was largely attributable to increased occupancy.

Currently, the Company has positive cash flows from real estate operations of $57,736 for the quarter ended March 31, 2000 compared to a negative cash flow of $13,385 for the quarter ended March 31, 1999. This is attributable to both vacancies in the Company's real estate holdings and substantial investments the Company has made in raw land.

The Company continues its real estate operations for two reasons. First, the Company is attempting to eliminate the losses by increasing occupancy and rental income from those properties of the Company which have a high current vacancy rate. Second, the Company purchases real estate primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate cash flow deficit, its goal is that cash sufficient to offset such deficit will be generated upon property disposition.

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

Revenues from the Company's financial consulting operations increased for the quarter ended March 31, 2000. The Company recorded $809,474 in revenues the quarter ended March 31, 2000, from its financial consulting operations as compared to $296,875 for the same period of 1999. This increase was primarily due to an increase in revenues from the sale of securities previously received as payment for services rendered.

During the quarter ended March 31, 2000 the Company sold investment securities owned by the Company and its subsidiaries. The bulk of the securities sold were securities that the Company and its majority owned subsidiaries acquired in past years for services rendered to clients by the Company's consulting subsidiaries. During the quarter ended March 31, 2000, the Company and its subsidiaries sold $2,179,595 in investment securities. The Company's basis in the securities was approximately $392,750.

Company Operations as a Whole

Revenues

Gross revenues for the quarters ended March 31, 2000 and 1999 were $1,072,666 and $1,059,508 respectively. Gross revenues for the quarter ended March 31, 2000 increased 1% over March 31, 1999 This is due to a $512,599 increase in financial consulting, a $94,158 increase in rental revenues, a $600,000 decrease in sale of property, and a $6,301 increase in gain recognition in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

Profits

The Company recorded an operating profit of $70,218 for the quarter ended March 31, 2000 as compared to an operating profit of $255,932 for the quarter ended March 31, 1999. The net profit as a percentage increased by 458% for the quarter ended March 31, 2000 over the quarter ended March 31, 1999. The Company recorded a net profit of $1,802,656 for the quarter ended March 31, 2000 compared to a net profit of $323,327 for the quarter ended March 31, 1999. The Company's improvement in profitability is largely attributable to the increase in consulting. Additionally, the Company realized a gain from the sale of investment securities of $1,908,554 in the quarter ended March 31, 2000 as compared to gain from the sale of investment securities of $46,278 in the quarter ended March 31, 1999.

The Company expects to continue to operate at a profit through fiscal 2000. However, there can be no assurance that the Company will continue to maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the quarters ended March 31, 2000 and 1999 were $303,637 and $216,710, respectively. The reason for the $86,927 increase is primarily attributable to an increase in the number of employees.

Depreciation and amortization expenses for the quarters ended March 31, 2000 and March 31, 1999 were $79,751 and $86,233, respectively. The decrease was due to disposition of assets during late 1999.

The Company expects increases in expenses through the balance of the fiscal year 2000 as the Company steps up its effort to acquire additional properties and continues to grow its consulting businesses.

Capital Resources and Liquidity

At the quarter ended March 31, 2000, the Company had current assets of $7,466,431 and total assets of $19,111,759 as compared to $6,019,507 and $17,726,261, respectively at the year ended December 31, 1999. The Company had net working capital of $6,030,609 at the quarter ended March 31, 2000 compared to net working capital of $3,831,190 at the year ended December 31, 1999.

Net stockholders' equity in the Company was $8,809,121 as of March 31, 2000, compared to $7,473,761 as of December 31, 1999.

Cash flow provided by operations was $149,053 the quarter ended March 31, 2000, compared to cash flow provided by operations of $107,746 the quarter ended March 31, 1999. Cash flows provided from operating activities the quarter ended March 31, 2000 are primarily attributable to an increase in consulting and rental revenues.

Cash flow provided from investing activities was $1,663,874 in the quarter ended March 31, 2000, compared to $217,254 for the same period in 1999. The increase is largely due to the increase in proceeds from the sale of investments,

Cash flow used in financing activities was $62,920 for the quarter ended March 31, 2000, compared to net cash used of $43,859 for the quarter ended March 31, 1999.

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

Year 2000 Compliance

As of May 19, 2000, the Company has not experienced any Y2K problems.

Forward Looking Statements

The forward looking statements contained in this Item 2 and elsewhere in this Form 10-QSB are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, including the timely development, and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions and the ability to secure additional sources of financing. The actual results that CYAA may achieve may differ materially from any forward-looking statements due to such risks and uncertainties.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the first quarter of 2000, the following material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10KSB for the year ended December 31, 1999.

State of Illinois vs. The Canton Industrial Corporation - This action was filed in the Ninth Judicial Circuit, State of Illinois, County of Fulton, Case Number 93MR45, in September, 1993. The action sought environmental cleanup of the Canton Plant site located in Canton, Illinois. Prior to August 1997, the facility consisted of brick, steel and glass constructed buildings with over 1,290,366 feet of interior space, portions of which were in disrepair. On August 6, 1997, a fire engulfed the facility and destroyed over 800,000 square feet of the buildings located at the Canton Plant. Following the fire, preliminary testing indicated that asbestos containing materials were included in the debris of the fire. In February, 2000, the State of Illinois filed a Motion for Voluntary Dismissal. The motion was granted and an order of dismissal has been entered.

ITEM 5.           OTHER INFORMATION

Subsequent Events

On May 19, 2000, the Company appointed two new directors to its Board of Directors bringing the number of Board members to five. The two new board members are John Fry and Nathan Henin. Both gentlemen have accepted their appointments. Both Mr. Henin and Mr. Fry are independent members of the board without employment ties to the Company.

Mr. Fry is 66 years old, he worked for Firestone Tire Company for over 35 years, retiring from a position as a vice- president with Firestone. He currently works as a business consultant and as a director for various other corporations.

Mr. Henin is 76 years old. He recently stepped down as president of Harris Hardware having worked with this company since 1947. Mr. Henin is a veteran of World War II, having served in the Army Air Corps and retired with the rank of Major from the USAFR. He has been involved in importing from the Pacific rim and continues to be an active consultant in several areas.

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













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this th day of May 2000.

CYBERAMERICA CORPORATION

      /S/ Richard Surber
----------------------------
Richard Surber                               May 19, 2000
President, Chief Executive Officer and Director




      /S/ Wayne Newton
----------------------------
Wayne Newton                                 May 19, 2000
Controller

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