Form 10QSB/A
period 2000-03-31
CYBERAMERICA CORP
filed 2000-05-23
CIK 788738

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

Currently, the Company has positive cash flows from rental operations of $57,736 for the quarter ended March 31, 2000 compared to a negative cash flow of $13,385 for the quarter ended March 31, 1999. This is attributable to an increase in occupancy.

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

Revenues from the Company's financial consulting operations increased for the quarter ended March 31, 2000. The Company recorded $809,474 in revenues the quarter ended March 31, 2000, from its financial consulting operations as compared to $296,875 for the same period of 1999. This increase was primarily due to an increase in consulting activities.

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













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of May 2000.

CYBERAMERICA CORPORATION

      /S/ Richard Surber
----------------------------
Richard Surber                               May 23, 2000
President, Chief Executive Officer and Director




      /S/ Wayne Newton
----------------------------
Wayne Newton                                 May 23, 2000
Controller

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