Form 10KSB/A
period 1999-12-31
CYBERAMERICA CORP
filed 2000-05-24
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Currently, the Company has negative cash flows from rental operations of $55,525 for the year ended December 31, 1999 compared to $88,910 for the year ended December 31, 1998. This is attributable to both vacancies in the Company's real estate holdings and substantial investments the Company has made in raw land. The Company continues its real estate operations despite the negative cash flow for two reasons. First, the Company is attempting to eliminate the losses by increasing occupancy and rental income from those properties of the Company which have a high current vacancy rate. Second, the Company purchases real estate primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate cash flow deficit, its goal is that cash sufficient to offset such deficit will be generated upon property disposition.

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

Revenues from the Company's financial consulting operations increased for the year ended December 31, 1999. The Company recorded $3,822,117 in revenues for the year ended December 31, 1999, from its financial consulting operations as compared to $996,447 for the same period of 1998. This increase was due to an increase in the number of clients that retained the Company during the year ended December 31, 1999.

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

(b)  Reports on Form 8-K.
     -------------------







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of May, 2000

CyberAmerica Corporation

/s/ Richard D. Surber

Richard D. Surber, President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                   Date


                               President, Chief Executive
/s/ Richard D. Surber            Officer and Director               May 24, 2000
------------------------------
  Richard D. Surber

/s/ Wayne Newton               Controller                           May 24, 2000
------------------------------
  Wayne Newton

/s/ Gerald Einhorn             Vice-President, Director             May 24, 2000
-------------------------------
  Gerald Einhron

/s/ Adrienne Bernstein         Director                             May 24, 2000
------------------------------
  Adrienne Bernstein

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