Form 10QSB
period 2000-06-30
CYBERAMERICA CORP
filed 2000-08-14
CIK 788738

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 20, 2000 was 2,795,508.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet June 30, 2000 ................F-2

Consolidated Unaudited Condensed Statements of Operations for the Three
        and Six Months Ended June 30, 2000 and 1999..........................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and 1999.................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements

         June 30, 2000.......................................................F-6

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                  June 30, 2000

ASSETS

CURRENT ASSETS

   Cash                                                       $         745,217
   Accounts receivable - Trade                                          289,690
   Accounts receivable - Related Parties                                 40,187
   Note receivable - Current Portion                                    285,000
   Prepaid expenses                                                      23,704
   Securities available for sale                                      5,423,325
                                                                  -------------
TOTAL CURRENT ASSETS                                                  6,807,123

PROPERTY AND EQUIPMENT (net)                                         11,439,264

OTHER ASSETS

   Investment securities at cost                                        192,704
   Notes receivable - net of current portion                            492,000
   Investments - other                                                  184,725
                                                                   ------------
TOTAL OTHER ASSETS                                                      869,429

TOTAL ASSETS                                                  $      19,115,816
                                                                    ===========











       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                    $         27,449
   Accounts payable - Related Parties                                   126,516
   Accrued liabilities
     Interest                                                            63,668
     Real estate taxes and assessments                                   21,608
     Payroll and related taxes payable                                   58,737
     Refundable deposits                                                 19,368
     Refund to investors                                                      -
     Other                                                               18,094
   Notes payable                                                              -
   Current portion of long-term debt                                    962,223
   Current portion of IEPA liabilities                                   65,417
                                                                  --------------
TOTAL CURRENT LIABILITIES                                             1,363,080

LONG-TERM LIABILITIES

   Long-term debt (net of current portion)                            7,818,981
   IEPA laibility (net of current portion)                              219,980
                                                                  --------------

TOTAL LONG-TERM LIABILITIES                                           8,038,961

MINORITY INTEREST                                                       898,642

SHAREHOLDERS' EQUITY

   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued                                   -
   Common stock par value $.001; 20,000,000
     shares authorized; 2,795,508 shares issued                           2,796
   Additional paid-in capital                                        15,355,080
   Accumulated deficit                                               (5,880,148)
   Treasury stock, 441,730 shares common at cost                       (662,595)
   Unrealized gain/(loss) on securities available for sale                    -
                                                                  --------------
TOTAL SHAREHOLDERS' EQUITY                                            8,815,133
                                                                  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $      19,115,816
                                                                  ==============




       See notes to consolidated unaudited condensed financial statements.


                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                     For the Three and Six Months Ended June
                             30, 2000 and 1999

                                                              Three Months Ended                      Six Months Ended
                                                                    June 30                                June 30
                                                            2000               1999               2000                1999
                                                       --------------      -------------      -------------       -------------
Revenue

     Sale of property                               $               -   $        840,000    $             -    $      1,440,000
     Revenue deferred                                               -                  -                  -                   -
     Additional gain recognition                               45,442             12,050             62,235              22,442
     Consulting revenue                                       348,978            640,594          1,158,452             937,469
     Rental revenue                                           197,722            275,151            444,120             427,392
                                                       --------------      -------------      -------------       -------------
Total Revenue                                                 592,142          1,767,795          1,664,807           2,827,303

Costs of Revenue

     Cost of sales of property                                      -            717,310                  -             936,808
     Costs associated with consulting revenue                 357,204            207,020            867,379             408,762
     Costs associated with rental revenue                     192,758            255,736            366,866             364,477
     Interest cost associated with rental
     revenue                                                   24,075             84,883             38,603             141,768
                                                       --------------      -------------      -------------       -------------
Total Costs of Revenue                                        574,037          1,264,949          1,272,848           1,851,815
                                                       --------------      -------------      -------------       -------------
Gross Profit                                                   18,105            502,846            391,960             975,488

Selling, General & Administrative
   Expense                                                    397,036            321,752            700,672             538,462

Operating Profit (Loss)                                      (378,931)           181,094           (308,713)            437,026

Other Income (Expense)

     Interest Income                                          183,801             52,631            265,585             153,898
     Interest Expense                                         (63,680)           (51,864)          (192,314)           (151,726)
     Gain from sale of investment securities                  771,712            576,201          2,681,575             622,479
     Gain (Loss) on foreclosure                                     -            256,742                  -             256,742
     Other income (expense)                                   147,787              2,004            196,302               4,869
                                                       --------------      -------------      -------------       -------------
Total Other Income (Expense)                                1,039,621            835,714          2,951,147             886,262

Income (Loss) Before Minority Interest                        660,690          1,016,808          2,642,435           1,323,288

Minority Interest in Loss                                     (30,121)          (117,471)          (207,902)           (100,624)
                                                        =============      =============       ============       =============
Net Profit (Loss)                                   $         630,569   $        899,337    $     2,434,533    $      1,222,664

Income (Loss) Per Comon Share

     Income (loss) before minority interest         $            0.24   $           0.33    $          0.85    $           0.44
     Minority interest in gain                                  (0.01)             (0.04)             (0.07)              (0.03)
                                                       --------------      -------------      -------------       -------------
     Net income (loss) per weighted average
     common share outstanding                        $           0.23  $            0.29     $         0.79    $           0.41
                                                        =============      =============       ============       =============

     Weighted Average common shares
     outstanding                                            2,795,508          3,124,431          3,016,411           2,996,214
                                                            =========          =========          =========           =========



                                        CYBERAMERICA CORPORATION SUBSIDIARIES
                                CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   For the Six Months Ended June 30, 2000 and 1999



                                                                                      Six Months Ended
                                                                                          June 30
                                                                                          Unaudited
                                                                               -----------------------------
                                                                                      2000            1999
                                                                              ------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $   2,434,533        $  1,222,664
  Adjustments to reconcile net income (loss)
  to net cash provided:
     (Gain) loss from sale of investments                                       (2,681,575)           (622,479)
     Loss (Gain) on foreclosure                                                      -                (256,742)
     Minority interest in gain (loss)                                              207,901            (100,624)
     Depreciation and Amortization                                                 155,060             176,428
     Common stock issued for assets and debt                                         -                     294
     Decrease (increase) in assets:
          Accounts and notes receivable                                          1,042,283             193,449
          Prepaid Expenses                                                         (18,890)               -
          Securities                                                            (2,074,509)               -
     Increase (decrease) in liabilities:
          Accounts and notes payable                                              (595,938)           (268,979)
          Accrued liabilities                                                     (223,768)            736,418
          Current portion of long-term debt                                               -           (486,053)
                                                                               -------------        -----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           $  (1,754,903)       $    880,181

CASH FLOWS FROM INVESTING ACTIVITIES

     Minority interest in subsidiary acquired                                        -                       -
     Capital expenditures                                                            -                 (48,756)
     Elimination of unrealized gain                                               (430,314)                  -
     Purchase of investments                                                    (1,082,637)                  -
     Proceeds from sale of investments                                           3,329,238           1,009,947
                                                                               ------------        -----------
  NET CASH FLOWS (USED) IN INVESTING ACTIVITIES                              $   1,816,287        $    916,191

CASH FLOWS FROM FINANCING ACTIVITIES

     Sale of common stock for cash                                                  -                   13,335
     Increase in long term debt                                                    665,519             600,000
     Reduction of long-term debt                                                     -                (589,451)
                                                                               ------------        -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                  $     665,519        $     10,549

INCREASE (DECREASE) IN CASH                                                        726,903              91,559

CASH AT BEGINNING OF PERIOD                                                         18,314             146,744
                                                                                -----------        ------------
CASH AT END OF PERIOD                                                        $     745,217        $    238,303
                                                                                ===========        ============





       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000

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

2.  Stock buyback details

     On June 26, 2000 the Company signed an agreement to buyback in a private transaction 441,730 shares of common stock from Allen Wolfson and his controlled entities in exchange for forgiveness of debt owed to the Company by Wolfson and his controlled entities. The details of the exchange are included in form 8-K filed on July 11, 2000, but are shown here for disclosure purposes.

        Reduction in Related Party - Accounts receivables             $(662,595)

        Establishment of Contra-liability (treasury stock)           $  662,595

     The stock was valued at $1.50 per share which was the closing price on the day of transaction. The net impact is to reduce the issued and outstanding common shares by 441,730 to 2,795,508 which in turn increases shareholder's equity per share book value to $3.48 from $3.01.

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

The Company recorded rental revenues of $197,722 for the quarter ended June 30, 2000 as compared to $275,151 for the quarter ended June 30, 1999. This decrease in revenues was largely attributable to a decrease in occupancy of the Company's commercial properties.

Currently, the Company has negative cash flows from rental operations of $19,111 for the quarter ended June 30, 2000 compared to a negative cash flow of $65,468 for the quarter ended June 30, 1999. This is attributable to a decrease in overall expenses.

As part of management's attempts to streamline operations and eliminate cash draining operations, the Company entered into an agreement on July 18, 2000, wherein World Alliance Consulting, Inc. exchanged 2,850,000 restricted shares of the common stock of Chattown.com Network, Inc. all of CyberAmerica's or its subsidiaries interests in the following corporations: Oasis International
Corporation, Adobe Hills Ranch II, LLC, Diversified Holdings II, Inc., Diversified Holdings III, Inc., Diversified Holdings V, Inc., Diversified Land and Cattle Co., Great Basin Water Corporation, Lexington 3 Mile East Terrace Mountain Estates, Inc., Lexington 4 Mile East Terrace Mountain Estates, Inc., and Lexington One Mile East Little Pigeon Mountain Estates, Inc. For more information on this transaction, see the Company's Form 8-K filed July 25, 2000.

The Company decided to divest itself of these properties in an effort to improve its cash flow position. As a result of transferring these properties, the Company estimates that it will reduce negative cash flows associated with these parcels of real estate in the annual amount of $332,500.35. The Company's estimated interest expense will decrease by $207,000 over the next twelve months. The Company's board of directors has determined that it is in the best interest of the Company to shift its cash resources into purchasing additional improved properties or using the cash resources to invest in its currently owned improved properties that have a relatively short term potential to generate positive cash flows.

The Company will continue to eliminate the losses by increasing occupancy and rental income from those properties of the Company which have a high vacancy rate. The Company also intends to continue to primarily purchase real estate for appreciation purposes. Accordingly, the Company hopes to not only minimize and reverse its real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

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

The Company's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common in over 70 different companies whose operations range from that of high-tech Internet operations to oil and gas companies. The Company believes that the diversity of its current holdings is such that the overall volatility of its portfolio is significantly less than in prior years of operations. Nonetheless, the Company's portfolio is considered extremely valuable.

Revenues from the Company's financial consulting operations decreased for the quarter ended June 30, 2000 as compared to the same quarter in 1999. The Company recorded $348,978 in revenues for the quarter ended June 30, 2000, from its financial consulting operations as compared to $640,594 for the same period of 1999. This decrease was primarily due to a decrease in consulting activities.

During the quarter ended June 30, 2000 the Company sold investment securities owned by the Company and its subsidiaries. The bulk of the securities sold were securities that the Company and its majority owned subsidiaries acquired in past years for services rendered to clients by the Company's consulting subsidiaries. During the quarter ended June 30, 2000, the Company and its subsidiaries sold $1,149,643 in investment securities. The Company's basis in the securities was approximately $380,514.

Company Operations as a Whole

Revenues

Gross revenues for the three and six month periods ended June 30, 2000 were $592,142 and $1,664,807 respectively, as compared to $1,767,795 and $2,827,303 for the same periods in 1999. Gross revenues for the quarter ended June 30, 2000 decreased 66.5% over June 30, 1999. Gross revenues for the six months ended June 30, 2000 decreased 41.1% over the same period in 1999. The decrease in revenues in the quarter ended June 30, 2000, when compared to the same period in 1999, is due to a $291,616 decrease in financial consulting, a $77,429 decrease in rental revenues, a $840,000 decrease in sale of property, and an $33,392 increase in gain recognition in the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

Profits

The Company recorded operating losses of $378,931and $308,713 respectively for the three and six month periods ended June 30, 2000 as compared to operating profits of $181,094 and $437,026 for the comparable periods in 1999. However, the net profit as a percentage of revenue increased by 209% for the quarter ended June 30, 2000 over the quarter ended June 30, 1999. The Company recorded net profits of $630,569 and $2,434,533 for the three and six months ended June 30, 2000 compared to net profits of $899,337 and $1,222,664 for the comparable periods in 1999. The Company's increase in operating profitability for six month period ended June 30, 2000, as compared to the same period in 1999, was the result of gains from sale of investment securities.

The Company's decline in operating profitability in the three month period ended June 30, 2000, as compared to the same period in 1999 is attributable to no revenues from property sales. The Company realized gains from the sale of investment securities of $771,712 and $2,681,575 in the three and six months ended June 30, 2000 as compared to gains from the sale of investment securities of only $576,201 and $662,479 in the comparable periods in 1999.

The Company expects to continue to operate at a profit through fiscal 2000. However, there can be no assurance that the Company will continue to maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the three and six months ended June 30, 2000 were $397,036 and $700,672, respectively, as compared to $321,752 and $538,462 for the same periods in 1999. The reason for the increase is primarily attributable to an increase in the number of employees.

Depreciation and amortization expenses for the six months ended June 30, 2000 and June 30, 1999 were $155,060 and $176,428, respectively. The decrease was due to disposition of assets during late 1999.

The Company expects expenses to level off or decrease through the balance of the fiscal year 2000 as a result of elimination of the need to service debt on raw land sold by the Company on July 18, 2000 (See Form 8-K Filed July 25, 2000) and the ongoing attempts by management to evaluate and streamline the Company's operations.

Capital Resources and Liquidity

At the quarter ended June 30, 2000, the Company had current assets of $6,807,123 and total assets of $19,115,816 as compared to $6,019,507 and $17,726,261, respectively at the year ended December 31, 1999. The Company had net working capital of $5,444,043 at the quarter ended June 30, 2000 compared to net working capital of $3,901,190 at the year ended December 31, 1999.

Net stockholders' equity in the Company was $8,815,133 as of June 30, 2000, compared to $7,473,761 as of December 31, 1999. Due to the Company's stock buyback of 441,730 shares (See Form 8-K filed July 13, 2000), the number of the Company's outstanding shares has been reduced causing the per share book value to increase significantly.

Cash flow used by operations was $1,754,903 for the six months ended June 30, 2000, compared to cash flow provided by operations of $880,181 for the quarter ended June 30, 1999. Cash flows used in operating activities the six months ended June 30, 2000 are primarily attributable to investment related activities.

Cash flow provided from investing activities was $1,816,287 for the six months ended June 30, 2000, compared to $916,191 for the same period in 1999. The increase is largely due to the increase in proceeds from the sale of investment securities.

Cash flow provided in financing activities was $665,519 for the six months ended June 30, 2000, compared to $10,549 for the six months ended June 30, 1999. The $654,970 increase resulted from purchases by Company subsidiaries of raw land in Box Elder County, Utah. The Company subsequently sold the subsidiaries which owned the land. See Item 5, "Other Information."

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

Year 2000 Compliance

As of July 25, 2000, the Company has not experienced any Y2K problems.

Forward Looking Statements

The forward looking statements contained in this Item 2 and elsewhere in this Form 10-QSB are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, including the timely development, and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions and the ability to secure additional sources of financing. The actual results that the Company may achieve may differ materially from any forward-looking statements due to such risks and uncertainties.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the second quarter of 2000, no material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 1999, and Form 10-QSB for the quarter ended March 31, 2000.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On April 6, 2000, the Company issued 10,000 shares of common stock to Adrienne Bernstein for services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services as a consultant of the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 5. OTHER INFORMATION

On June 26, 2000, the Company purchased 441,730 of its shares of common stock from entities related to Allen Z. Wolfson or in which he has a controlling interest ("Wolfson Entities"). In exchange, the Company forgave debt owed to it by the Wolfson Entities. The Company purchased the shares based upon the closing price of $1.50 per share as of June 26, 2000. The total purchase price was $662,595. All notes payable between the Wolfson Entities and the Company were eliminated as a result of the stock buy back.

The buy back of the 441,730 shares of stock at $1.50 was significantly below the reported book value per share of $2.73, as disclosed in the company's Form 10-QSB for the quarter ended March 31, 2000. The transaction has been recognized for the quarter ended June 30, 2000 and had the effect of increasing the Company's book value of common stock approximately $0.47 per share for the period.

The Company bought back the stock for the primary purpose of decreasing Mr. Wolfson's direct or indirect shareholdings in The Company's common stock below the 10% level. The board of directors has determined that it would be in the best interest of The Company to eliminate Mr. Wolfson as a control person of the company because of certain charges brought against him originating out of the Southern District of New York ("the New York Indictment").

The term "control" is defined in Rule 12b-2 of the Securities Exchange Act of 1934 as "the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise."

Accordingly, a significant factor in determining "control" is the ownership of a significant amount of voting securities. The board of directors believes that the buy back of the 441,730 shares will significantly reduce Mr. Wolfson's influence on management and is the first step toward eliminating Mr. Wolfson as a control person.

Due to the indictment of Allen Wolfson, the Company has decided that for public relations reasons, the Company should minimize the dealings between Mr. Wolfson and the Company. The stock purchase described above was carried out, in part, for this reason. The New York Indictment charges improper dealings by Mr. Wolfson and others in the shares of five publically traded companies. The Company has determined that it has, from time to time, performed consulting services for four of the named companies. These companies are Learner's World, Inc. Rollerball, Inc., Healthwatch, Inc., and Hytk Industries, Inc. The Company has received shares of stock from said companies in payment for consulting services rendered to the companies and some of the shares have been sold by the Company. Mr. Wolfson has been involved in referring business to the Company and has consulted with the Company on the Company's purchase and sale of shares in the four above listed companies. To the knowledge of the Company, it is not a target of the investigation which resulted in the indictment of Mr. Wolfson and the Company has not been charged with any wrongdoing. However, in the event that Mr. Wolfson is convicted of the charges set forth in the New York Indictment, his prior involvement with the Company might result in claims being made against the Company at some future time.

The Company entered into an agreement on July 18, 2000, wherein World Alliance Consulting, Inc. exchanged 2,850,000 restricted shares of the common stock of Chattown.com Network, Inc. all of The Company's or its subsidiaries interests in the following corporations: Oasis International Corporation, Adobe Hills Ranch II, LLC, Diversified Holdings II, Inc., Diversified Holdings III, Inc., Diversified Holdings V, Inc., Diversified Land and Cattle Co., Great Basin Water Corporation, Lexington 3 Mile East Terrace Mountain Estates, Inc., Lexington 4 Mile East Terrace Mountain Estates, Inc., and Lexington One Mile East Little Pigeon Mountain Estates, Inc. These corporations all hold title to raw land in either Elko County, Nevada or Box Elder County, Utah. The Company's net equity in these real estate holdings, the primary assets of the corporations being transferred, was determined by the Company to be $857,912 or 9.7% of the net book of the Company. For more information on the these companies and the real property they own, see "Item 2. Description of Property" in the Company's December 31, 1999 Form 10KSB.

World Alliance Consulting, Inc. is a Utah corporation that is 100% owned by Allen Wolfson. Mr. Wolfson was expected to play a material role in the development of the raw land. In light of the Company's current intentions to discontinue its plans to develop raw land and its ongoing efforts to remove Mr. Wolfson as a control person, terminate his employee status and substantially limit his role as a consultant, the Company believes that the disposition of these properties will further these initiatives.

The Company decided to divest itself of these properties in an effort to improve its cash flow position. As a result of transferring these properties, the Company estimates that it will reduce negative cash flows associated with these parcels of real estate in the annual amount of $332,500.35. The Company's estimated interest expense will decrease by $207,000 over the next twelve months. The Company's board of directors has determined that it is in the best of the Company to shift its cash resources into purchasing additional improved properties or using the cash resources to invest in its improved properties that have a relatively short term potential to generate positive cash flows.

The Company accepted shares of Chattown.com which are restricted shares of common stock, at the market price on the date of the transaction of $0.53125 per share, or a total valuation for 2,850,000 shares of $1,514,062. As a result of the restricted nature of the shares and the currently thinly traded market for the Chattown.com shares, there is no guarantee of their ultimate value at a time when the Company may be able to liquidate the shares. The Company may discount the value of these shares because their value may be impaired as a result of their illiquid status.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.   The Company  filed no reports on Form 8-K during
         the quarter for which this report is filed.








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August, 2000.

CYBERAMERICA CORPORATION


/s/Richard D. Surber
------------------------------
Richard D. Surber                                       August 11, 2000
President, Chief Executive Officer and Director




/s/Ed Haidenthaller                                     August 11, 2000
------------------------------
Ed Haidenthaller
Chief Financial Officer

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