Form 10QSB/A
period 2000-06-30
CYBERAMERICA CORP
filed 2000-08-22
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES....................................................................12

INDEX TO EXHIBITS.............................................................13











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













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

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

        Reduction in Related Party - Accounts receivables            $ (662,595)

        Establishment of Contra-liability (treasury stock)           $  662,595

The stock was valued at $1.50 per share which was the closing price on the day of transaction. The net impact is to reduce the issued and outstanding common shares by 441,730 to 2,795,508 which in turn increases shareholder's equity per share book value to $3.15 from $2.73.

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

The Company's consulting subsidiaries generate revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one- half or less of the stock's bid price, which accounts for the fact that most of the equity received as payment by the Company is restricted as to resale. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be compensated and to make a return on the payments for its services.

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

Cash flow used by operations was $1,754,903 for the six months ended June 30, 2000, compared to cash flow provided by operations of $880,181 for the quarter ended June 30, 1999. Cash flows used in operating activities for the six months ended June 30, 2000 are primarily attributable to investment related activities.

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

The buy back of the 441,730 shares of stock at $1.50 was significantly below the reported book value per share of $2.73, as disclosed in the Company's Form 10-QSB for the quarter ended March 31, 2000. The transaction has been recognized for the quarter ended June 30, 2000 and had the effect of increasing the Company's book value of common stock approximately $0.42 per share for the period.

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

Due to the indictment of Allen Wolfson, the Company has decided that for public relations reasons, the Company should minimize the dealings between Mr. Wolfson and the Company. The stock purchase described above was carried out, in part, for this reason. The New York Indictment charges improper dealings by Mr. Wolfson and others in the shares of five publically traded companies. The Company has determined that it has, from time to time, performed consulting services for four of the named companies. These companies are Learner's World, Inc., Rollerball, Inc., Healthwatch, Inc., and Hytk Industries, Inc. The Company has received shares of stock from said companies in payment for consulting services rendered to the companies and some of the shares have been sold by the Company. Mr. Wolfson has been involved in referring business to the Company and has consulted with the Company on the Company's purchase and sale of shares in the four above listed companies. To the knowledge of the Company, it is not a target of the investigation which resulted in the indictment of Mr. Wolfson and the Company has not been charged with any wrongdoing. However, in the event that Mr. Wolfson is convicted of the charges set forth in the New York Indictment, his prior involvement with the Company might result in claims being made against the Company at some future time.

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









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter for which this report is filed.








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of August, 2000.

CYBERAMERICA CORPORATION


/s/  Richard D. Surber                                  August 21, 2000
---------------------------
Richard D. Surber
President, Chief Executive Officer and Director




/s/  Ed Haidenthaller                                   August 21, 2000
----------------------------
Ed Haidenthaller
Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT       PAGE
NO.           NO.   DESCRIPTION
-------       ----  -----------

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

27           14     Financial Data Schedule "CE"

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.