Form 10QSB
period 2000-09-30
CYBERAMERICA CORP
filed 2000-11-14
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------------- to
          -------------- .



         Commission file number:  I-9418
                                  ------


                            CYBERAMERICA CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)





                 Nevada                                   87-0509512
                --------                                 ------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)





                 268 West 400 South, Salt Lake City, Utah    84101
            ---------------------------------------------------------
               (Address of principal executive office)     (Zip Code)


                                 (801) 575-8073
                         ------------------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX                    No
                                        --                      ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 12, 2000 was 2,991,794.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12

SIGNATURES....................................................................13

INDEX TO EXHIBITS.............................................................14








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to CyberAmerica Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet September 30, 2000 ...........F-2

Consolidated Unaudited Condensed Statements of Operations for the
 Three and Nine Months Ended September 30, 2000 and 1999.....................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the
 Nine Months Ended September 30, 2000 and 1999...............................F-5

Notes to Consolidated Unaudited Condensed Financial Statements
 September 30, 2000..........................................................F-6

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEET
                               September 30, 2000

ASSETS

CURRENT ASSETS
   Cash                                                        $         372,513
   Accounts receivable - Trade                                           438,246
   Accounts receivable - Related Parties                                  54,936
   Note receivable - Current Portion                                     392,398
   Prepaid expenses                                                       12,221
   Securities available for sale                                       6,947,491
                                                                  --------------
TOTAL CURRENT ASSETS                                                   8,217,805

PROPERTY AND EQUIPMENT (net)                                           7,004,180

OTHER ASSETS
   Investment securities at cost                                         234,575
   Notes receivable - net of current portion                             208,701
   Investments - other                                                   184,725
                                                                   -------------
TOTAL OTHER ASSETS                                                       628,001

TOTAL ASSETS                                                   $      15,849,986
                                                                    ============












       See notes to consolidated unaudited condensed financial statements.

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEET (Continued)
                               September 30, 2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                   $         101,403
   Accrued liabilities
     Interest                                                             1,190
     Real estate taxes and assessments                                   46,439
     Payroll and related taxes payable                                    6,732
     Refundable deposits                                                 55,815
     Other                                                               41,297
   Notes payable                                                              -
   Current portion of long-term debt                                    222,304
   Current portion of IEPA liabilities                                   67,212
                                                                   -------------

TOTAL CURRENT LIABILITIES                                               542,392

LONG-TERM LIABILITIES
   Long-term debt (net of current portion)                            5,129,800
   IEPA laibility (net of current portion)                              155,885
                                                                  --------------

TOTAL LONG-TERM LIABILITIES                                           5,285,685

MINORITY INTEREST                                                       959,844

SHAREHOLDERS' EQUITY
   Preferred stock par value $.001; 20,000,000
    shares authorized; No shares issued                                    -
   Common stock par value $.001; 20,000,000
     shares authorized; 2,991,794 shares issued                           2,992
   Additional paid-in capital                                        15,574,610
   Accumulated deficit                                               (5,436,806)
   Treasury stock, 441,730 shares common at cost                       (662,595)
   Unrealized gain/(loss) on securities available for sale             (416,136)
                                                                    ------------
TOTAL SHAREHOLDERS' EQUITY                                            9,062,065
                                                                    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $      15,849,986
                                                                    ============




       See notes to consolidated unaudited condensed financial statements.


                                                    CYBERAMERICA CORPORATION
                                    CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                 For the Three and Nine Months Ended September 30, 2000 and 1999

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30                           September 30
                                                            2000               1999                2000               1999
                                                        -------------      -------------       -------------      -------------
Revenue
    Sale of property                                $       2,126,479    $             -    $      2,126,479    $     1,440,000
    Revenue deferred                                                -                  -                   -                  -
    Additional gain recognition                                30,000             13,765              92,235             36,207
    Consulting revenue                                        545,074            539,293           1,703,526          1,476,762
    Rental revenue                                            269,493            217,462             713,614            644,854
                                                        -------------      -------------       -------------      -------------
Total Revenue                                               2,971,046            770,520           4,635,854          3,597,823

Costs of Revenue
    Cost of sales of property                               1,470,287                  -           1,470,287            936,808
    Costs associated with consulting revenue                  342,505            209,984           1,209,884            618,746
    Costs associated with rental revenue                       48,793            180,239             415,659            544,716
    Interest cost associated with rental revenue                5,927             70,246              44,530            212,014
                                                        -------------      -------------       -------------      -------------
Total Costs of Revenue                                      1,867,512            460,469           3,140,360          2,312,284

Gross Profit                                                1,103,534            310,051           1,495,494          1,285,539

Selling, General & Administrative
Expense                                                       615,175            138,256           1,315,848            676,718

Operating Profit (Loss)                                       488,359            171,795             179,646            608,821

Other Income (Expense)
    Interest Income                                            94,343             87,356             359,928            241,254
    Interest Expense                                         (102,479)           (73,109)           (294,793)          (224,835)
    Gain (Loss) from sale of assets                                 -                  -                   -
    Gain (Loss) from investment securities                    251,466            324,396           2,931,732            946,875
    Gain (Loss) on foreclosure                                      -                  -                   -            256,742
    Other income (expense)                                   (109,815)                  -             86,487              4,869
                                                        -------------      -------------       -------------      -------------
Total Other Income (Expense)                                  133,515            338,643           3,083,354          1,224,905

Income (Loss) Before Minority Interest                        621,874            510,438           3,263,000          1,833,726

Minority Interest in (Gain) Loss                              (61,202)            10,876            (269,103)           (89,748)
                                                        -------------      -------------       -------------      -------------

Net Profit (Loss)                                   $         560,672    $       521,314    $      2,993,897    $     1,743,978

Income (Loss) Per Comon Share
    Income (loss) before minority interest          $            0.21    $          0.16    $           1.06    $          0.60
    Minority interest in gain                                   (0.02)              0.00               (0.09)             (0.03)
                                                        -------------      -------------       -------------      -------------
    Net income (loss) per weighted average
    common share outstanding
                                                    $            0.19    $          0.16     $          0.97   $           0.57
                                                        =============      =============       =============      =============

    Weighted Average common shares
    outstanding
                                                            2,991,794          3,227,238           2,795,508          3,073,222
                                                        =============      =============       =============      =============




       See notes to consolidated unaudited condensed financial statements.


                                             CYBERAMERICA CORPORATION
                             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                          For the Three and Nine Months Ended September 30, 2000 and 1999


                                                                              Nine Months Ended
                                                                                September 30
                                                                        2000                    1999
                                                                  -----------------      ------------------
Cash Flows From Operating Activites
    Net Income (Loss)                                            $        2,993,897     $          1,917,963
    Adjustments to reconcile net income (loss)  to net cash
    provided (used):
       (Gain) loss from sale of investments                                 116,022                 (946,875)
       Loss (gain) on foreclosure                                                 -                 (256,742)
       Minority interest in gain (loss)                                     269,103                   89,748
       Depreciation & amortization                                          175,661                  265,821
       Common stock issued for assets and debt                              146,286                      294
       Services paid in common stock                                              -                        -
       Decrease (increase) in assets:
          Accounts & notes receivable                                     1,140,354                   63,065
          Prepaid expenses                                                   (7,407)                       -
          Securities                                                     (3,093,068)                       -
          Other current assets                                                    -                   (1,685)
       Increase (decrease) in liabilities
          Accounts & notes payable                                         (410,792)                (298,618)
          Accrued liabilities                                              (253,769)                (894,190)
          Current portion of long-term debt                                (981,364)                (611,053)
                                                                  -----------------       ------------------
Net Cash Provided (Used) by Operating Activities               $             94,923   $             (862,644)

Activites

Cash Flows From Investing Activities
    Capital expenditures                                                    (72,588)                (549,485)
    Decrease (increase) in Long-term notes                                   46,299                       -
    Payment of dividends                                                   (116,022)
    Elimination of unrealized gain                                         (846,270)                       -
    Purchase of investments                                                (155,742)                       -
    Proceeds from sale of investments                                     4,080,943                1,419,751
                                                                  -----------------       ------------------
Net Cash Provided (Used) by Investing Activities               $          2,936,620   $              870,266

Cash Flows from Financing Activites
    Purchase of treasury stock                                             (663,027)                       -
    Sale of common stock for cash                                            73,440                   13,335
    Increase (reduction) in long-term debt (non-current)                 (2,087,757)                (118,955)
                                                                  -----------------       ------------------
Net Cash Provided (Used) by Financing Activities               $         (2,677,344)   $            (105,620)

Increase (Decrease) in Cash                                                 354,199                  (97,998)

Cash at Beginning of Period                                                  18,314                  146,744

Cash at End of Period                                          $            372,513    $              48,746


                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000


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

2.  Grant of Stock Options

On July 6, 2000, the Company entered into Advisory Agreements with Ron and Reid Freidman. Under the terms of the Advisory Agreements Ron and Reid were granted a total 50,000 options to purchase shares of the Company's restricted common stock for $.40 per share in exchange for services rendered. Both Ron and Reid exercised their option during the quarter ended September 30, 2000.

On August 8, 2000, the board of directors granted 20,000 options to purchase shares of its common stock to Ed Haidenthaller, the Chief Financial Officer, pursuant to the Company's 2000 Stock Option Plan of the Company. The exercise price of the options is $.9688 per share. Of the 20,000 options, 10,000 options are vested and 10,000 options vest on May 1, 2001. The options expire if Mr. Haidenthaller's employment is terminated for any reason prior to exercising the options. Upon vesting, the options may be exercised prior to May 1, 2005. For more information on The 2000 Stock Option Plan, see the Company's Form S- 8 filed on September 18, 2000.

On September 26, 2000, the board of directors granted a total of 352,000 options to purchase shares of its common stock pursuant to the Company's 2000 Stock Option Plan to 14 of its employees and directors. The exercise price of the options is $.9688 per share. Of the 352,000 shares 137,000 were fully vested on September 26, 2000 and 215,000 become fully vested on or after September 26, 2001. However, all rights to 37,000 of the fully vested options terminate if the employee is terminated for any reason prior to the exercise of the options. Likewise, all rights to 115,000 of the non-vested options terminate if the employee is terminated for any reason prior to the exercise of the those options. All options terminate 5 years from the date of the Stock Option Agreements, September 26, 2005. For more information on The 2000 Stock Option Plan, see the Company's Form S-8 filed on September 18, 2000.


3.  Purchase of additional 20% interest in Wasatch Capital Corporation (WCC)

On September 22, 2000, the Company entered into a Stock Purchase Agreement with John R. Chapman for the purchase of 200,000 shares or 20% of WCC. The Company paid 146,286 shares of its restricted common stock, forgave $12,951.40 in accrued rents owed and transferred a minority interest in several of its consolidated subsidiaries in exchange for the 200,000 shares in WCC. The Company now owns a total of 400,000 shares or a 40% interest in WCC. WCC's sole asset is the Wallace-Bennett building located at

                   CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000


55-65 West 100 South, Salt Lake City, Utah. The Company to date has loaned $603,557 to WCC. The Company filed a lien against the property for this amount to secure its loan. The Company values its 40% interest in WCC at $164,246. For more information the Wallace-Bennett building, please "Item 2. Description of Property" in the Company's December 31, 1999, Form 10KSB.

4.  Sale of Land

The Company entered into an agreement on July 18, 2000, wherein World Alliance Consulting, Inc. exchanged 2,850,000 restricted shares of the common stock of Chattown.com Network, Inc. for all of the Company's or its subsidiaries interests in the following corporations: Oasis International Corporation, Adobe Hills Ranch II, LLC, Diversified Holdings II, Inc., Diversified Holdings III, Inc., Diversified Holdings V, Inc., Diversified Land and Cattle Co., Great Basin Water Corporation, Lexington 3 Mile East Terrace Mountain Estates, Inc., Lexington 4 Mile East Terrace Mountain Estates, Inc., and Lexington One Mile East Little Pigeon Mountain Estates, Inc. These corporations all hold title to raw land in either Elko County, Nevada or Box Elder County, Utah. The Company's net equity in these real estate holdings, the primary assets of the corporations being transferred, was determined by the Company to be $857,870 or 9.7% of the net book of the Company. For more information on the these companies and the real property they own, see "Item 2. Description of Property" in the Company's December 31, 1999 Form 10KSB.

The Company estimates that it will reduce negative cash flows associated with these parcels of real estate in the annual amount of $332,500. The Company's estimated interest expense will decrease by $207,000 over the next twelve months. The Company's board of directors has determined that it is in the best interest of the Company to shift its cash resources into purchasing additional improved properties or using the cash resources to invest in its improved properties that have a relatively short term potential to generate positive cash flows.

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

In a separate transaction with the same purpose as the above land sale transaction, on August 10th, 2000, the Company's subsidiary Oasis International Hotel & Casino, Inc. (OIHC) entered into a Real Estate Purchase Agreement with A-Z Professional Consultants, Inc. Retirement Trust for the sale of approximately 27.81 acres of land in Oasis, Nevada. OIHC accepted 500,000 shares of restricted common stock of Freedom Surf, Inc. (OTCBB: FRSH) in consideration for the sale of the land. On August 10, 2000, the date of the transaction, Freedom Surf shares were quoted on the OTCBB at $16.25. Nonetheless, the Company valued the transaction at $612,416.06. The Company significantly discounted the value of the shares based upon their restrictions on resale, thin trading and over all financial condition of Freedom Surf, Inc. and recorded no gain on the sale of the property.

                   CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000


5.  Reduction of Debt

As a result of the above noted land sales, the Company's outstanding debt schedule has changed significantly since the filing of the 10KSB for the period ended December 31, 1999. At the time of the 10KSB filing, the Company had outstanding debts of $8,406,614 with $1,033,172 of that debt being listed as current. With the sale of the above noted properties and their respective debts, the outstanding debts of the Company has been reduced to $5,575,202 with $289,561 being listed as current portion of the debt.

6.  Payment of Dividends

During the quarter the Company completed a payment of dividends to shareholders of 1 restricted share of Professional Wrestling Alliance (PWAA) common stock for every two shares of Company stock held as of the record date. This transaction was valued at $116,022 and retained earnings have been reduced accordingly.

7.  Additional footnotes included by reference

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

In a separate transaction with the same purpose as the above land sale transaction, on August 10th, 2000, the Company's subsidiary Oasis International Hotel & Casino, Inc. (OIHC) entered into a Real Estate Purchase Agreement with A-Z Professional Consultants, Inc. Retirement Trust for the sale of approximately 27.81 acres of land in Oasis, Nevada. OIHC accepted 500,000 shares of restricted common stock of Freedom Surf, Inc. (OTCBB: FRSH). The Company significantly discounted the value of the shares based upon their restrictions on resale, thin trading and over all financial condition of Freedom Surf, Inc. and recorded no gain on the sale of the property.

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

The Company recorded rental revenues of $269,493 for the quarter ended September 30, 2000 as compared to $217,462 for the quarter ended September 30, 1999. This increase in revenues was largely attributable to an increase in occupancy rates.

Currently, the Company has positive cash flows from real estate operations of $214,773 for the quarter ended September 30, 2000 compared to a negative cash flow of $33,023 for the quarter ended September 30, 1999. This is attributable to a drop in rental associated costs as well as a reduction in interest costs associated with real estate properties.

The Company will continue its attempts to improve profitability and cash flow by working to increase occupancy and rental income from those properties of the Company which have a high vacancy rate. The Company also intends to continue to primarily purchase real estate for appreciation purposes. Accordingly, the Company hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

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

The Company's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over 122 different companies whose operations range from that of high-tech Internet operations to oil and gas companies. The Company believes that the diversity of its current holdings is such that the overall volatility of its portfolio is significantly less than in prior years of operation. Nonetheless, the Company's portfolio is considered extremely volatile.

Revenues from the Company's financial consulting operations increased for the quarter ended September 30, 2000 as compared to the same quarter in 1999. The Company recorded $545,074 in revenues for the quarter ended September 30, 2000, from its financial consulting operations as compared to $539,293 for the same period of 1999. This increase was primarily due to an increase in consulting activities.

During the quarter ended September 30, 2000 the Company sold investment securities owned by the Company and its subsidiaries. The bulk of the securities sold were securities that the Company and its majority owned subsidiaries acquired in past years for services rendered to clients by the Company's consulting subsidiaries. During the quarter ended September 30, 2000, the Company and its subsidiaries sold $560,561 in investment securities. The Company's basis in the securities was approximately $309,095.

Company Operations as a Whole

Revenues

Gross revenues for the three and nine month periods ended September 30, 2000 were $2,917,046 and $4,635,854 respectively, as compared to $770,520 and $3,597,823 for the same periods in 1999. Gross revenues for the quarter ended September 30, 2000 increased 279 % over September 30, 1999. Gross revenues for the nine months ended September 30, 2000 increased 29 % over the same period in 1999. The increase in revenues in the quarter ended September 30, 2000, when compared to the same period in 1999, is due to a $5,781 increase in financial consulting, a $52,030 increase in rental revenues, a $2,126,479 increase in sale of property, and an $16,235 increase in gain recognition in the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Profits

The Company recorded operating profits of $488,359 and $179,646 respectively for the three and nine month periods ended September 30, 2000 as compared to operating profits of $171,795 and $608,821 for the comparable periods in 1999. The Company recorded net profits of $560,672 and $2,993,897 for the three and nine months ended September 30, 2000 compared to net profits of $521,314 and $1,743,978 for the comparable periods in 1999. The Company's increase in net profitability for nine month period ended September 30, 2000, as compared to the same period in 1999, was mainly the result of gains from sale of investment securities.

The Company's increase in operating profitability in the three month period ended September 30, 2000, as compared to the same period in 1999 is attributable to revenues from property sales. The Company realized gains from the sale of investment securities of $251,466 and $2,931,732 in the three and nine months ended September 30, 2000 as compared to gains from the sale of investment securities of only $324,396 and $946,875 in the comparable periods in 1999.

The Company expects to continue to operate at a profit through fiscal 2000. However, there can be no assurance that the Company will continue to maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the three and nine months ended September 30, 2000 were $615,175 and $1,315,848, respectively, as compared to $138,256 and $676,718 for the same periods in 1999. The reason for the increase is due to a change in the classification of expenses in this category from the previous year to the current year. Amounts now classified as general and administrative expenses were previously classified as operating expenses in either the rental operation or consulting operation expense categories.

Depreciation and amortization expenses for the nine months ended September 30, 2000 and September 30, 1999 were $175,661 and $265,821, respectively. The decrease was due to a disposition of assets during 2000.

The Company expects expenses to level off or decrease through the balance of the fiscal year 2000 as a result of elimination of the need to service debt on raw land sold by the Company on July 18, 2000 (See Form 8-K filed July 25, 2000) and the ongoing attempts by management to evaluate and streamline the Company's operations.

Capital Resources and Liquidity

At the quarter ended September 30, 2000, the Company had current assets of $8,217,805 and total assets of $15,849,986 as compared to $6,019,507 and $17,726,261, respectively at the year ended December 31, 1999. The Company had net working capital of $7,675,413 at the quarter ended September 30, 2000 compared to net working capital of $3,901,190 at the year ended December 31, 1999. The decrease in total assets is attributable to the sale of fixed assets. The major contributing factor to the change in working capital is the sale of land (non current assets) for securities (current assets).

Net stockholders' equity in the Company was $9,062,065 as of September 30, 2000, compared to $7,473,761 as of December 31, 1999. This large increase is also attributable to the sale of land which carried large debts for securities which are unencumbered and thus increased shareholder's equity.

Net Cash flow used by operating activities was $137,121 for the nine months ended September 30, 2000, compared to cash flow used by operating activities of $862,644 for the quarter ended September 30, 1999. Cash flows used in operating activities for the nine months ended September 30, 2000 are primarily attributable to an increase in marketable securities combined with a decrease in accounts and notes receivable.

Cash flow provided from investing activities was $3,168,664 for the nine months ended September 30, 2000, compared to $870,266 for the same period in 1999. The increase is largely due to the increase in proceeds from the sale of investment securities.

Cash flow used in financing activities was $2,677,344 for the nine months ended September 30, 2000, compared to cash flows used in financing activities of $105,620 for the nine months ended September 30, 1999. The increase was largely due to the buyback of treasury stock combined with the large reduction in long-term debt.

Due to the Company's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, the Company may experience occasional cash flow shortages.

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

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form

10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved














                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the third quarter of 2000, no material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 1999, and Form 10-QSB for the quarter ended June 30, 2000.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On June 28, 2000, the Company issued 3,000 shares of common stock to John Fry as payment for services rendered. The 3,000 shares were valued at $4,406. These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services as a consultant of the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On August 24, 2000, the Company issued 25,000 shares of common stock to Ron Friedman and 25,000 shares to Reid Friedman pursuant to their exercise of options issued to them on July 6, 2000, for services rendered to the Company. The exercise price for the options was $0.40 per share. These options, and the shares issued pursuant thereto, were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services as a consultant of the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On September 14, 2000, the Company issued 1,200 shares of common stock to John Fry for services rendered. The shares were valued at $1,200. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services as a consultant of the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On September 22, 2000, the Company issued 146,286 shares of common stock to John
R. Chapman as partial consideration for the purchase of 200,000 shares of Wasatch Capital Corporation. The 146,286 shares were valued at $ 146,286. These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services as a consultant of the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed three reports on Form 8-K during the quarter for which this report is filed.

                  (1) On July 26, 2000, the Company filed a Form 8K describing the buy back of its common stock from Allen Z. Wolfson and/or entities controlled by him.

                  (2) On July 25, 2000, the Company filed a Form 8K disclosing the sale of certain subsidiaries whose holdings consisted of primarily raw land to World Alliance Consulting, Inc. in exchange for 2,850,000 shares of Chattown.com, Inc.

                  (3) On August 29, 2000, the Company filed a Form 8K because of a change on auditors from Crouch, Bierwolf & Chisolm to Mantyla McReynolds.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2000.




CYBERAMERICA CORPORATION


/s/ Richard D. Surber
-------------------------
Richard D. Surber                                       November 14, 2000
President, Chief Executive Officer and Director




/s/ Ed Haidenthaller                                    November 14, 2000
-------------------------
Ed Haidenthaller
Chief Financial Officer

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

10(i)(a)    15      Stock Purchase  Agreement  dated  September 22, 2000 between the Company and John R. Chapman for the purchase of 200,000 shares of common stock of Wasatch Capital Corporation in exchange for 146,286 shares of common stock of the Company and other consideration.

10(i)(b)    21      Real Estate Purchase Agreement dated August 10, 2000 between
                    Oasis  International  Hotel & Casino,  Inc., a subsidiary of
                    the  Company   and  A-Z   Professional   Consultants,   Inc.
                    Retirement Trust. for the purchase of two parcels of land in Elko County, Nevada in exchange for 125,000 shares of the common stock of Freedon Surf, Inc. as full and fair consideration for the purchase of the said parcels of real property.

10(i)(c)     *      Stock  Purchase  Agreement  dated June 29, 2000  between the
                    Company and A-Z Professional Consultants, Inc. for the purchase of 441,730 shares of the common stock in exchange for a forgiveness and satisfaction of loans and obligations owed to the Company (incorporated herein by reference from the Company's Form 8-K filed on July 13, 2000).

10(i)(d)     *      Stock  Purchase  Agreement  dated July 18, 2000  between the
                    Company and World Alliance Consulting, Inc. for the purchase of  2,850,000  shares of the  common  stock of  Chattown.com
                    Network Inc., in exchange for the transfer of 100 percent of
                    the   Company's   stock  in   holdings   in  the   following
                    corporations:  Oasis International Corporation,  Adobe Hills
                    Ranch II, LLC,  Diversified  Holdings II, Inc.,  Diversified
                    Holdings   III,   Inc.,   Diversified   Holdings   V,  Inc.,
                    Diversified   Land  &  Cattle   Co.,   Great   Basin   Water
                    Corporation, Lexington 3 Mile East Terrace Mountain Estates,
                    Inc.,   and   East   Little   Pigeon    Mountain    Estates.
                    Inc.,(incorporated  herein by reference  from the  Company's
                    Form 8-K filed on July 25, 2000)

27         25       Financial Data Schedule "CE"

         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.