Form 10KSB
period 2000-12-31
AXIA GROUP INC/UT
filed 2001-04-16
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number:  I-9418
                                  ------

                                Axia Group, Inc.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


               Nevada                                87-0509512
 (State or Other Jurisdiction of
  Incorporation or Organization)        (I.R.S. Employer Identification No.)


     268 West 400 South, Suite 300, Salt Lake City, Utah       84101
  -------------------------------------------------------------------
        (Address of Principal Executive Offices)            (Zip Code)

                                 (801) 575-8073
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class          Name of each Exchange on Which Registered
        -------------------          ------------------------------------------
  Common Stock ($0.001 Par Value)                       None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X                   No
             -----                    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 2000, were $3,600,245.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,004,604 based on the average closing bid and asked prices for the Common Stock on March 31, 2001.

At March 31, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 4,702,030.

                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART I

Item 1.    Description of Business ............................................1

Item 2.    Description of Property ............................................5

Item 3.    Legal Proceedings .................................................14

Item 4.    Submission of Matters to a Vote of Security-Holders ...............15


                                      PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ..........16

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation ................................17

Item 7.    Financial Statements ......................................F-1 - F-17

Item 8.    Changes in Disagreements With Accountants on
           Accounting and Financial Disclosure ...............................23


                                     PART III

Item 9.    Directors and Executive Officers ..................................23

Item 10.   Executive Compensation ............................................25

Item 11.   Security Ownership of Certain Beneficial Owners and Management ....26

Item 12.   Certain Relationships and Related Transactions ....................27

Item 13.   Exhibits, List, and Reports on Form 8-K ...........................29

           Signatures ........................................................30

ITEM 1.           DESCRIPTION OF BUSINESS

Business Development

As used herein, the term "Company" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated on July 10, 1984, and changed its state of incorporation to Nevada on March 9, 1993. On December 6, 2000 the Company changed its name from CyberAmerica Corporation to Axia Group, Inc.

The Company was originally involved in the manufacturing business. Since 1992, the Company has been a holding company whose subsidiaries' operations consist primarily of financial consulting services, the acquisition, management, sale and lease of real estate holdings, and public vehicles.

Organization

The following chart shows the subsidiaries currently owned by the Company directly, and the companies that are owned by Diversified Holdings I, Inc., a subsidiary of the Company.








                    [THIS SPACE IS LEFT BLANK INTENTIONALLY]

                    Axia Group Inc.
--------------------------------------------------------------------------------


   A-Z South State                            Diversified Holdings I
---------------------           ------------------------------------------------


Canton Tire Recycling           Canton Financial     Canton Wild Horse Ranch II
  of West Virginia                 Services
---------------------           -----------------    ---------------------------

                                    Hudson
Wasatch Capital                    Consulting         Salt Lake Development, Inc
   Corporation                     Group, Inc.
---------------------           -----------------    ---------------------------


Golden Opportunity              West Jordan Real
   Development                   Estate Holdings,        Taylor's Landing Inc.
   Corporation                        Inc.
---------------------           -----------------    ---------------------------


                                     Oasis
                                  International        Nephi Development, Inc.
                                 Hotel and Casino
                                -----------------    --------------------------


                                     Kearns           Diversified Holdings XIX,
                                Development Corp.             Inc.
                                -----------------    ---------------------------

                                Canton Industrial
                                 Corporation of
                                Salt Lake City
                                ----------------


The Company also has a substantial interest in approximately 20 shell companies. The Company intends to provide assistance in finding operations for these companies through reverse mergers with operating companies. The value of these companies cannot be determined at this time in light of the fact that: 1) no substantial assets are currently in the companies; 2) the Company has identified no business opportunities for these companies; and 3) the Company's shareholding in these entities are illiquid in light of recent rule changes on the resale of securities in blank check companies. The Company and the Company's president have assisted in filing Form 10-SB's to enable these companies to become fully reporting under the Securities Exchange Act of 1934. The Company's president now holds a substantial interest in these entities.

Business of Issuer

Financial Consulting

The Company, through its subsidiaries, Hudson Consulting Group, Inc. and Canton Financial Services Corporation, the Company provides a variety of financial consulting services to a wide range of clients.

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company helps client companies by creating a series of infrastructure-based partnerships that take advantage of the Company's expertise in: uncovering private placement funding sources; strategic business planning; SEC registration documentation; transactional document preparation; restructuring capital information; identifying merger and acquisition opportunities and investor relations.

Company clients may choose to be acquired by the Company's reporting companies and create their own public shareholder base with a self underwritten offering, or clients may choose to take advantage of the Company's shareholder base in a Securities and Exchange Commission ("SEC") registered spin-off or dividend. The self-underwritten option requires a company to raise capital before obtaining a quote, whereas an SEC registered spin-off or dividend enables clients to obtain a quote prior to raising any new capital.

The Company employs several methods to locate prospective clients. We advertise directly through print media to attract both private and public corporations to engage our services, obtain referrals from previous clients and do our own research of various databases that profile public companies.

The Company charges clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain the Company's services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs the Company's cash flow, and for this reason, acceptable payments, and the size of payments the Company charges for its services, vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

Entities from many different industries employ the Company's consulting services. The decision of accepting a prospective client depends on its financial stability, the type of services needed, and the compensation format. A key to the Company's success is management's ability to improve and maintain its client base and successfully liquidate its compensation.

Real Estate Investment

The Company's real estate operations primarily involve the acquisition, management, lease and sale of real estate holdings. Over the past seven years, the Company has acquired a wide variety of commercial and residential properties. The Company owns several real estate holdings in Utah and also owns properties in other parts of the United States. The Company seeks to locate and acquire undervalued real estate (which is primarily commercial) with little or no cash down. Once acquired, the Company's real estate holdings are leased. While the Company seeks to generate and maximize rental income through the management and lease of the property, the Company's primary goal is to acquire real estate which will substantially appreciate in value and for which the Company can realize a substantial gain upon disposition. For further information on the Company's real estate holdings, see "Item 2. Description of Property" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sale of Subsidiaries

The Company entered into an agreement on July 18, 2000, wherein World Alliance Consulting, Inc. exchanged 2,850,000 restricted shares of the common stock of Chattown.com Network, Inc. (nka eLocity Networks Corp.) (OTCBB:ELOC) for all of the Company's or its subsidiaries interests in the following corporations: Oasis International Corporation, Adobe Hills Ranch II, LLC, Diversified Holdings II, Inc., Diversified Holdings III, Inc., Diversified Holdings V, Inc., Diversified Land and Cattle Co., Great Basin Water Corporation, Lexington 3 Mile East Terrace Mountain Estates, Inc., Lexington 4 Mile East Terrace Mountain Estates, Inc., and Lexington One Mile East Little Pigeon Mountain Estates, Inc. These corporations all hold title to raw land in either Elko County, Nevada or Box Elder County, Utah. The Company's net equity in these real estate holdings, the primary assets of the corporations being transferred, was determined by the Company to be $857,870 or 9.7% of the net book of the Company. The Company estimated that it would reduce negative cash flows associated with these parcels of real estate in the annual amount of $332,500.

In a separate transaction with the same purpose as the above land sale transaction, on August 10th, 2000, the Company's subsidiary Oasis International Hotel & Casino, Inc. (OIHC) entered into a Real Estate Purchase Agreement with A-Z Professional Consultants, Inc. Retirement Trust for the sale of approximately 27.81 acres of land in Oasis, Nevada. OIHC accepted 500,000 shares of restricted common stock of Freedom Surf, Inc.(nka Freestar Technologies) (OTCBB:FSTI) in consideration for the sale of the land. On August 10, 2000, the date of the transaction, Freedom Surf shares were quoted on the OTCBB at $16.25. Nonetheless, the Company valued the transaction at $612,416.06. The Company significantly discounted the value of the shares based upon the restrictions on resale, thin trading and over all financial condition of Freedom Surf, Inc. and recorded no gain on the sale of the property.

Employees

The Company is a holding company. As of March 31, 2000, the Company's subsidiaries had a total of 24 employees, 18 of whom were full time employees and 6 of whom were part time employees.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. If the Company should choose to create an annual report, it will contain audited financial statements. The Company intends to file all of its required information with the SEC. The Company plans to file its 10KSB, 10QSB and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information may be found at the Company's web sites: www.axiagroupinc.com and www.hudsonconsult.com.

ITEM 2.           DESCRIPTION OF PROPERTY

Location and Description

The Company owns or leases industrial, commercial, warehouse, office, and undeveloped commercial and residential real estate. The acquisition of properties has not been limited to any specific geographic area, but has been dictated by the perceived appreciation potential and terms of financing. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of 2000, the Company owned, leased, or had interests in properties in Utah, Louisiana, Kansas, and West Virginia.

Investment Policies

The Company's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. During the past year, the Company has continued to place an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, the Company's policy has been to focus primarily on terms of financing and potential return on capital. The Company generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of the Company's common stock. The Company has been successful in acquiring several properties in this fashion.

The Company has no present intention to invest in first or second mortgages, interests in Real Estate Investment Trusts, or Real Estate Limited Partnerships. However, the Company's board of directors is not precluded in the future from considering or participating in such investments

The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investment in which it may invest. However, the board of directors in its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

There is a risk that the Company may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operation of its properties. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, the Company does not have sufficient rental revenues to cover the debt service and operating costs of all properties. The Company currently has to use capital from other sources to fund this deficit. Although management hopes to increase the occupancy rates, and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made.

Description of Real Estate and Operating Data

Below is a list of the properties owned by the Company and/or its consolidated subsidiaries as of December 31, 2000. Also included are any changes in the ownership status of such properties which have occurred between the end of 2000 and the filing of this Form 10-KSB. Of the Company's properties, the General Lafayette Motel in Baton Rouge, Louisiana has a book value amounting to ten percent (10%) or more of the total assets of the Company. All reference to current principal balances of encumbrances against the properties are as of December 31, 2000 only.

Golden Opportunity Development Corporation ("GODC")

The Company, through its former majority owned subsidiary, Innovative Property Development Corporation ("IPDC"), obtained a majority interest in Golden Opportunity Development Corporation ("GODC"), a Louisiana corporation, pursuant to a Stock Purchase Agreement dated April 30, 1998. On April 2, 1999, IPDC sold all of its assets (including its majority interest in GODC) to Diversified Holdings I, Inc., a 99% owned subsidiary of the Company. The Company owns an 85.53% interest in GODC.

GODC's sole asset is the General Lafayette Inn, a 134 unit Motel and restaurant, and four adjacent office/retail buildings, in Baton Rouge, Louisiana (the "Motel"). The Motel is located next to the Mississippi River, three blocks from two river boat docks, at 427 Lafayette Street, Baton Rouge, Louisiana 70802

The Motel is subject to a thirty (30) year mortgage in the principal amount of $1,900,000.00. Under the terms of the note GODC is required to make monthly payments in the amount of $11,391.46 until July 1, 2027. Mortgage payments are current on this obligation. The balance owing on December 31, 2000 was $1,811,846

GODC presently hopes to be able to affiliate the Motel with a national hotel/motel chain, but must substantially renovate the property in order to qualify for such an affiliation. The initial cost of necessary renovations is estimated to be in excess of $500,000. GODC intends to finance the necessary renovations by finding bank or institutional financing, equity offerings and/or private placements.

The Motel generated average monthly rental revenues in 2000 of Eighteen Thousand Nine Hundred Forty Dollars ($18,940). One Thousand Two Hundred Eighty Dollars ($1,280) per month was being generated at years end from leases on other property. The Motel currently has an occupancy rate of approximately 65% of its rentable rooms. The current number of available rooms fluctuates between 60 and
64. The Motel's low occupancy rate is due in part to the fact that the Motel is in need of substantial repairs including repairs to approximately seventy (70) rooms that are not rentable. If these unrentable rooms are added into the calculation of the Motel's occupancy rate, the Motel would have an occupancy rate of approximately 30%. At the time the Company acquired the Motel, approximately 40 rooms were rentable out of a total of 134 rooms. A total of 20 rooms have been renovated since the property was purchased by the Company, bringing the number of currently rentable rooms to 60.

The neighborhood in which the Motel is located was considered economically depressed prior to the Company's acquisition of the Motel. However, over the last couple of years, the neighborhood has begun the process of revitalization. The Company suspects that the Motel's poor condition was the result of the Motel's prior inability to generate sufficient revenues to make the necessary upgrades, repair, and improvements to properly maintain the property. The Motel's inability to generate sufficient revenues historically was most likely the result of the formerly depressed local economy. To date, the Company has been unable to find adequate financing to fully renovate the Motel.

In the event the Company is unable to obtain financing which will allow complete renovation of the buildings comprising the motel, the Company will be unable to complete necessary renovations which would allow for affiliation with a national motel chain. In such case, it is unlikely that the motel can be operated at a profit.

The Company is also considering the sale of the property, and in the event a favorable offer is received, the Company would sell the property.

The property upon which the Motel sits also has approximately 15,000 square feet of leaseable commercial space of which approximately 32% is currently occupied by tenants. The Company currently leases approximately 4,800 square feet of this commercial space to three tenants for a total monthly rental of $1,280 on a month to month basis, which may be canceled by either party with 30 days notice. The Motel's average room rental rate on a daily basis is $46.00 per night. The Motel also rents rooms on a weekly or monthly basis for an average daily rate of approximately $17.00. The property is currently operating at a net loss of approximately $30,150 per month.

As for the competitive nature of the lodging industry in the local area, the Company is aware that a 300 room Sheraton Crown Plaza Hotel which will service the Riverboat Casino recently opened. The hotel could adversely affect the Company's ability to generate revenues. However, the Company believes that it will be able to maintain a competitive niche in the downtown Baton Rouge area as an economy or extended stay lodging facility compared to other lodging facilities whose market appeals to market segments other than those of the Motel.

The federal tax basis for the Motel is Two Million Five Hundred Ninety-Nine Thousand Eight Hundred Forty-Six dollars ($2,599,846). The annual realty and property taxes for 2000 were approximately $33,000. GODC is depreciating the property over a 39 year period and uses the straight line method of accounting for depreciation purposes. GODC is of the opinion that the Motel and property are adequately covered by insurance.

                                OTHER PROPERTIES

Commercial Properties

The Company's subsidiaries own interests in the eight commercial properties described below.

Salt Lake Development, Inc. ("SLD")

SLD, formerly Canton's Commercial Carpet Corporation, a 78.23% owned subsidiary of the Company, owns a building located at 268 West 400 South in Salt Lake City, Utah which is currently used as the Company's headquarters and principal offices ("Office Property"). The Office Property is a two story building with 14,347 net rentable square feet of office space. SLD purchased the building on March 6, 1998 by exercising its option to purchase the building through the payment of $418,762. SLD financed the purchase price and borrowed an additional sum of $222,489, which is secured by the Office Property.

The Company currently occupies approximately 50% of the building with 75% of the remaining 50% subleased to a telemarketing company. Total annual rents from the unrelated tenants equal $53,400, or $12.11 per square foot. Improvements have been made to the property including carpeting, painting and remodeling the second and third floors. There are no current plans for further renovation. SLD is of the opinion that this property is adequately covered by insurance. The available space in the building is 87.5% occupied at this time. When available for lease, the office space in the building competes with other available office space in the downtown area of Salt Lake City.

Wasatch Capital Corporation ("Wasatch")

Wasatch, a 80.37% owned subsidiary of the Company, owns the Wallace-Bennett Building, located at 55-65 West 100 South, Salt Lake City, Utah. The building is a 36,797 square foot, turn-of-the- century multi-story office building. Currently, only a portion (approximately 35%) of the ground floor is rented. The rentable ground floor space in the building is adequate for its current uses, but the additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated. Wasatch is seeking additional tenants for the ground floor space. This building competes for tenants to occupy its rentable space with other office buildings in the downtown area of Salt Lake City.

The property was refinanced in June of 1999, the amount of the new loan was $600,000, with interest at 12% per annum. Total monthly payments of principal and interest are $6,172 with a final payment of $6,157 due on July 1, 2029. The balance due on the note on December 31, 2000 was $597,283. A subsequent lien was placed against the property in favor of Paul Rubey, in exchange for financing used by the property owner in the amount of $107,899, bearing interest at the rate of 12% per annum, with monthly payments of principal and interest in the amount of $5,000 and amortizing on February 1, 2001. This lien was paid off on February 1, 2001.

Wasatch has tentative plans to remodel the second, third and fourth floors as either offices or residential condominiums. The cost for either project is estimated to be around $1,000,000 and no financing for this project has been obtained.

The rentable ground level space is leased to a restaurant (2,584 square feet) and a retail store (912 square feet). The tenants are responsible for all of their own utilities except water and sewer. Tenants also pay their pro-rata share of all other operating expenses as well as maintenance, janitorial services, insurance, and property taxes. The average annual effective rental for the rentable ground level space is $10.87 per square foot. Wasatch is of the opinion that this property is adequately insured.

A-Z South State Corporation ("A-Z South")

A-Z South, a wholly owned subsidiary of the Company, owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah which it purchased on December 1, 1999 for $535,000. An all-inclusive trust deed in the amount of $400,000 was placed on the property requiring monthly payments of $4,231.38 with interest at 9.725% per annum. The balance owing at December 31, 2000 was $387,580. A balloon payment of $356,937 comes due on December 1, 2002. There is no prepayment penalty on this note. The building is 7,000 square feet, one story tall, constructed in the late 1960's, and is currently 100% occupied by two tenants, one of whom has a lease for $3,800 per month until 2004, and the other of whom has a $1,700 per month lease until December 31, 2001. A-Z South believes the property is adequately insured. A-Z South has no immediate plans to renovate or improve the property. The rental area in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property.

Kearns Development Corporation. ("Kearns")

Kearns, formerly known as CyberStudio, Inc., a 86.66% owned subsidiary of the Company, owns one office building and holds a lease, with options to purchase, on another office building located on West Sams Boulevard in Kearns, Utah (a suburb of the Greater Salt Lake area). The two buildings each contain approximately 11,709 total floor space in a single story. The first building was purchased on November 29, 2000 for a total price of $750,000. The purchase was financed with a $625,000 first mortgage from Brighton Bank with an initial variable rate of 10.97% amortized over 25 years and monthly payments of $6,235.00. The loan is personally guaranteed by Richard D. Surber, President of Kearns and of the Company. See, "Related Party Transactions."

The second building was leased for a three year period on November 1, 1999, with an option to purchase through October 31, 2002. The terms of the option to purchase allow the Company to purchase the building for $625,000 if closed before October 31, 2001, and $650,000 if closed before October 1, 2002. Rent paid by Kearns on the second building is tied to the percentage of the building that is rented. Rent is currently $2,000 per month and increases from that figure by the percentage of the building that is occupied (i.e. 20% increase in rent for 20% occupancy rate).

The first building is leased to two major tenants occupying approximately 80% of the rentable space, and generating monthly rentals of $6,569 at an average rate of $10.59 per square foot. The second building is presently unoccupied. Efforts to completely fill the first building and to find tenants for the second building are ongoing. Management believes that the buildings are adequately insured. Kearns has no present plans to renovate or improve the buildings. The buildings compete for tenants with other office space in the Kearns area.

West Jordan Real Estate Holdings, Inc. ("West Jordan")

West Jordan, a 89.13% owned subsidiary of the Company, operates the Glendale Plaza, a retail shopping plaza located at 1100 South Glendale Drive, Salt Lake City, Utah. West Jordan leases the Glendale shopping plaza and has an option, until August 31, 2001, to purchase the property for $799,000. The monthly lease payments on the Glendale Plaza are $5,663 and the option purchase price was reduced each month by the amount of the lease payment until the time of exercise of the option to purchase.

On August 20, 1999, West Jordan sent a letter to the property owners exercising its right to purchase the property, subject to the removal of all clouds on title, including tax liens asserted against the owners by the IRS, for a price after off sets of $57,932. These offsets include the mortgage held by US Bank and the reduction in that mortgage by West Jordan. West Jordan is a primary obligor on the present mortgage held by US Bank dated March 10, 1999 in the principal sum of $477,186.00 with interest at 10% per annum. Monthly payments of principal and interest are in the amount of $5,662.56, the balance on this obligation was $441,402 as of December 31, 2000. The remaining balance of $301,128 is due and payable on April 10, 2002. The offer to the owners has been included in an Offer in Compromise that the owners have presented to the IRS for complete release from the subject liens. The IRS has reviewed this offer and has informed the owners that it will accept their proposed offer in settlement of the lien. The Company has applied for financing to allow the purchase of the property to be consummated. Upon approval of financing, the Company intends to close on the purchase of the property.

The property contains 72,256 square feet of rentable retail space and approximately 98% is subleased to tenants. A retail furniture store occupies 10,700 square feet of the building and a market an additional 27,225 square feet. These are the only tenants of the Glendale Plaza which occupy more than ten percent of the premises. The Glendale Plaza generates approximately $211,033 in annual rental income, or approximately $2.92 per square foot. Present plans are to continue to operate the building as a retail shopping plaza and to increase the rental rate. Property taxes and assessments have been paid in full on the property. West Jordan is of the opinion that this property is adequately insured. West Jordan has no present plans to renovate or improve the plaza.

Nephi Development, Inc. ("Nephi")

Nephi, formerly Cyber LaCrosse, Inc., a 89.47% owned subsidiary of the Company, owns a 4,696 square foot building located at 26 South Main Street, Nephi, Utah which is designed for use as a small tavern. The building is subject to a 7% note secured by a deed of trust on the property. The note has a principal balance of $173,678 as of December 31, 2000, and requires monthly payments of $1,545 until May 2004, when the full $143,320 in remaining principal and accrued interest are due. There is no prepayment penalty on this note. The building is presently unoccupied. Nephi is currently seeking a tenant to occupy the premises.

Taylor's Landing, Inc. ("Taylor's")

Taylor's, a 90.91% owned subsidiary of the Company, owns a 4,000 square foot building located at 65 South Main in Nephi which is designed for use as a cafe. The property is subject to a 15% note with a principal amount of $56,000. Interest only payments on the note are payable in monthly installments of $700 until August 1, 2002, when the $56,000 in principal is due in full. The property is also subject to a second note of $70,000. In August 1999, this note was modified and extended to provide for a maturity date of August 1, 2001. The interest rate is 8% per annum. Interest only payments based on the 8% interest rate began on September 1, 1999. A payment of $5,000 in reduction of principal was paid in the year 2000. The balance of the note in the amount of $43,315 is due on August 1, 2001. The principal balance on December 31, 2000 was $50,029. There are no prepayment penalties on these notes. The property is currently without a tenant. Taylor's is currently seeking a tenant to occupy the premises.

The two properties described immediately above are located in the old Main Street area of Nephi, Utah, an economically depressed area. The properties compete with other available commercial restaurant space in the area. The owners have no present plans to renovate or improve the buildings. The Company believe the properties are adequately insured.

Residential Properties

Two of the Company's subsidiaries own interests in the residential properties described below.

Salt Lake Development, Inc. ("SLD")

SLD, formerly Canton's Commercial Carpet Corporation, a 78.23% owned subsidiary of the Company, purchased a two-story 18 unit apartment building, located at 2402 Wall Avenue in Ogden, Utah, on July 23, 1998. The property includes 7,500 square feet of commercial space. The total purchase price was $850,000. SLD put $5,000 down and financed the balance. SLD obtained a first mortgage of $125,000 at an annual interest rate of 13% for a 12-month period and a second mortgage from the seller for $50,000 amortized over a 12-month period with an annual interest rate of 10%. These two loans were secured by four units in the apartment complex. These two mortgages were paid off in 1999. The $670,000 balance is being financed by the seller on a promissory note dated July 23, 1998, with payments that are based upon a 20-year amortization with an interest rate of 7% for the first two years, which escalated to 9% beginning with the September 1, 2000 payment with the balance of $577,361.01 due on August 1, 2003. There is no prepayment penalty. The balance owed at December 31, 2000 was $625,506. The $670,000 loan is secured by the entire apartment complex excepting the four units mentioned above.

SLD obtained the necessary licenses and has completed the conversion of the apartments to condominiums. SLD had planned to sell the 18 condominiums, however, to date, no sales have been consummated, and plans to sell the units as condominiums have been put on hold. Pending a decision by SLD on the sale of the units as condominiums, SLD is renting the units on a short term basis. SLD is also actively searching for a commercial tenant to occupy the 7,500 square feet of commercial space. SLD is of the opinion that this property is adequately covered by insurance. This facility competes with other rental units in the downtown Ogden area. The building is currently in need of substantial roof repairs, and the renovation of it's commercial space; estimated cost for these repairs and renovations are $50,000. SLD has no current plans for additional renovation of the building. Ongoing maintenance and repairs are carried out as needed.

Canton Financial Services Corporation ("CFSC")

CFSC, a wholly owned subsidiary of the Company, owns three condominium units located in close proximity to Brian Head Ski Resort and the surrounding resort town in southern Utah. CFSC has acquired the condominium units for investment purposes and has contracted with a management firm who rents the units on a short-term basis. The first unit is subject to a note with a current principal balance on December 31, 2000 of $28,941 and bearing an interest rate of 9.5% per annum. Monthly payments on the first unit are $363 with the principal and interest amortized over a period of 17 years. The second unit is subject to a note with a current principal balance at December 31, 2000 of $31,830 and bearing an interest rate of 8.25% per annum. Monthly payments on the second unit are $301 until October, 2001, when the remaining $30,677 comes due in full. The third unit is subject to a note with a current principal balance at December 31,

2000 of $37,938 and bearing an interest rate of 8.75% per annum. Monthly payments on the third unit are $362 until July, 2002, when the remaining $36,570 comes due in full.

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

CFSC is of the opinion that these properties are adequately covered by insurance. CFSC has recently renovated these units in a effort to increase rental income from the units.

Industrial Property

One of the Company's subsidiaries owns an interest in the industrial property described below.

Canton Tire Recycling West Virginia, Inc. ("CTR")

CTR, a wholly owned subsidiary of the Company, owns the Parkersburg Terminal, located at 516 Camden Street, Parkersburg, West Virginia. The terminal is a former fuel transfer station. The property consists of 4.5 acres on a tributary of the Ohio River and includes a former oil storage facility and a warehouse with office space. There are no encumbrances on the property. The property has been vacant and unused since its acquisition. CTR is subject to competition in finding tenants or buyers for the property, and there is a substantial likelihood that the property will remain vacant for some time. CTR is of the opinion that this property is adequately covered by insurance. CTR has no present plans to renovate or improve the property.

The West Virginia Division of Environmental Protection has filed suit against CTR and the Company seeking the completion of environmental clean up procedures at the site. The Company believes it has completed all cleanup measures which will be required by the State of West Virginia, however there can be no assurance that the State of West Virginia will not require additional cleanup on the property. For more information on the suit filed against CTR and the Company and for more information on Parkersburg properties, see "Item 3, Legal Proceedings."

The Company has invested approximately $150,000 in environmental cleanup of the site over the course of its ownership of the property. All appropriate reports regarding the cleanup have been filed with regulatory agencies. The Company has not received any additional requests or responses for over a year.

Undeveloped Land

The Company, through its subsidiaries, owns approximately six (6) small parcels of undeveloped raw land in Utah and Kansas. There are currently no plans to develop these properties. If valid offers are received on these parcels, they may be sold. This property has a book value of $25,000.

Several subsidiaries of the Company that held raw land were sold; see sale of subsidiaries in Item 1, Description of Business, Sale of Subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

The following cases may have a material impact on the Company. The Company is involved in other legal matters that are not deemed material at this time.

CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - Suit was filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as file no. 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants. The company has filed a Third Amended Complaint in the case. The Defendant has filed a counterclaim for damages, seeking recovery of lease payments for the tire shredding equipment. The Company has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million. Discovery in the form of depositions are ongoing in preparation for trial. A trial date has not yet been set.

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

State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia enter into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($8,000 has been paid, $20,000 was paid prior to May 31, 2000, similar payments are due each May 31 through 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. Local counsel and local environmental engineers are awaiting any response from the State regarding the completion of the work and any subsequent work that may be required by the state based upon test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up cannot be determined at this time, pending further instructions from the state of West Virginia. The liability of prior owners is also being explored for any potential additional costs for clean-up of soil contamination that took place prior to the Company's acquisition of the property.

Possible Actions by Governmental Authorities

Canton Illinois Property. In January 2000 the United States Environmental Protection Agency forwarded to the Company and to Thistle Holdings Inc. a letter informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. The Company declined to involve itself in the clean-up process, no response nor additional demands have been made by the EPA as of this date.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Shareholder's Meeting held at the offices of the Company on December 6, 2000, a majority of the shareholders of the Company approved a resolution calling for the Company to change its name from "CyberAmerica Corporation" to "Axia Group, Inc." The holders of 1,726,363 of the 2,849,975 issued and outstanding shares of the Company were present at the meeting in person or by proxy. Of the 1,726,363 shares present at the meeting, 1,717,462 shares, or 60.3% of the total outstanding shares, voted in favor of the change of name; 7,073 shares, or less than 1%, voted against the resolution to change the Company's name; and 1,828 shares, or less than 1%, abstained from the voting. The 1,717,462 shares voting in favor of the change of name represented 99% of the total issued and outstanding shares of the corporation present and voting at the meeting.

At the Special Shareholder's Meeting, the existing directors of the Company, Richard D. Surber, Gerald Einhorn, Adrienne Bernstein, and John Fry, Jr. were reelected to serve as directors until the next annual meeting of shareholders, or until their replacements are duly elected and qualified.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's stock traded on the OTC Bulletin Board under the symbol "CYAA" until December 9, 2000, when the symbol was changed to "AXIA" to reflect the approval by shareholders of a change in the name of the corporation.

The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1999 and 2000. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

               Quarter ending                High                Low
               --------------                ----                ---
1999           March 31                      $0.62               $0.36
               June 30                       $2.75               $0.31
               September 30                  $1.37               $0.75
               December 31                   $1.31               $0.89
2000           March 31                      $4.00               $1.19
               June 30                       $4.25               $0.88
               September 30                  $2.06               $0.75
               December 31                   $1.53               $0.41
2001           March 31                      $1.22               $0.41

Shareholders

As of March 31, 2001 there were approximately 852 shareholders of record holding a total of 4,702,030 shares of Common Stock.

Dividends

Prior to the year 2000, the Company has not declared any cash dividends since inception. The Company declared a stock dividend payable in shares of Professional Wrestling Alliance Corporation ("PWA") to shareholders of record on January 28, 2000. Each holder of the Company received one share of PWA stock for each 2 shares of stock owned in the Company. The dividend shares were distributed to shareholders beginning on August 9, 2000. The cost basis to shareholders of the PWA shares distributed was $0.075 per share. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On December 13, 2000 the Company entered into a Stock Pledge Agreement with Mr. Surber, whereby the Company obtained Mr. Surber's personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of the Company. In exchange, the Company issued 833,333 shares of its common stock to Mr. Surber. The Agreement calls for Mr. Surber to return his shares to the Company at such time as he is released from personal liability for the loan. Mr. Surber has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to Brighton Bank. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for giving his personal guarantee on a note of the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The Company's operations consist primarily of two different areas of focus. The Company's primary operations involve providing financial consulting to start-up companies and/or companies wishing to enter the public arena. The Company also maintains real estate operations which involve the acquisition, lease and sale of real estate holdings.

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

The Company generates cash flow, in part, by liquidating non-cash assets (equity securities) received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are somewhat tied to the price of its clients' securities and the Company's ability to sell such securities. A decline in the market price of a client's stock can affect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. The Company generally books securities that it accepts as payment at a 50% to 75% discount of the current market value at the time the Company accepts the securities due to illiquidity of the securities because of restrictions on resale.

The Company's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common in over 100 different companies whose operations range from that of high-tech Internet operations to oil and gas companies. The Company believes that the diversity of its current holdings is such that the overall volatility of its portfolio is significantly less than in prior years of operations.

Revenues from the Company's financial consulting operations decreased for the year ended December 31, 2000. The Company recorded $1,383,180 in revenues for the year ended December 31, 2000, from its financial consulting operations as compared to $3,822,117 for the same period of 1999. This decrease was due to a general slowdown in consulting due to adverse market conditions experienced in the latter part of the year coupled with reductions due to issues relating to company reorganization and structuring. As the market turns around, the Company anticipates an increase in consulting activity.

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

The Company recorded 2000 revenues totaling $1,415,406 as a result of the sale of properties, as compared to revenues of $1,791,952 for 1999. Costs attributed to the sale of the properties were $1,263,537 for 2000 as compared to $635,312 for 1999, resulting in respective gross profits from real estate sales of $151,869 for 2000 and $1,156,640 for 1999. The Company sold several subsidiaries that owned property in 2000 because their holdings consisted primarily of raw land which had not greatly appreciated and represented a significant cash drain on the Company's operations. The Company intends to sell further properties on a case by case basis provided local market conditions make such sales in the best interest of the Company and its subsidiaries. The Company can provide no assurances that it will be able to continue to generate significant revenues through the sale of real estate holdings. The ability to generate revenue in this manner will be largely dependent on, among other factors, the condition of the real estate markets in which the properties are located, the Company's continued ability to acquire properties which can be resold and the Company's ability to improve properties which it has acquired.

The Company recorded rental revenues of $801,659 for 2000 as compared to $965,755 for 1999. This decrease was largely attributable to a decrease in commercial occupancy. During 2000, the Company took steps to decrease the overall vacancy rate of its consolidated real estate holdings including marketing its holdings to potential tenants through commissioned real estate agents and making cost-effective improvements to the holdings to increase occupancy.

Currently, the Company has negative cash flows from rental operations of $468,754 for the year ended December 31, 2000 compared to $56,525 for the year ended December 31, 1999. This is attributable to both vacancies in the Company's real estate holdings and substantial investments the Company has made in raw land. The Company continues its real estate operations despite the negative cash flow for two reasons. First, the Company is attempting to eliminate the losses by increasing occupancy and rental income from those properties of the Company which have a high current vacancy rate. Second, the Company purchases real estate primarily for appreciation purposes. Thus, while the Company seeks to minimize and reverse its real estate cash flow deficit, its goal is that cash sufficient to offset such deficit will be generated upon property disposition.

The Company, through its subsidiaries, continued to acquire property during 2000, including property located in Salt Lake City, Utah. For more information on these transactions see "Item 2. Description of Property."

Company Operations as a Whole

Revenues

Gross revenues for December 31, 2000 and 1999 were $3,600,245 and $6,858,784 respectively. Gross revenues for the year ended December 31, 2000 decreased 48% over December 31, 1999. This is due to a $2,438,937 decrease in financial consulting and a $376,546 decrease in sale of property compared to 1999.

Losses

The Company recorded an operating loss of $1,449,618 as compared to an operating profit of $2,557,461 in December 31, 2000 and 1999, respectively. The net profit as a percentage decreased by 102% for December 31, 2000 over December 31, 1999. The Company recorded a net loss after extraordinary items of $76,034 compared to a net profit of $3,624,067 for December 31, 2000 and 1999, respectively. The Company's decline in profitability is largely attributable to substantial markdowns of securities received in payment of services as well as costs associated with disposal of non-performing assets. However, the Company did realize a gain from the sale of investment securities of $1,172,843 in 2000 as compared to gain from the sale of investment securities of $698,759 in 1999.

The Company feels that it is well positioned to take advantage of changing market conditions as a result of changes made in the last year. The Company expects to operate at a profit through fiscal 2001. However, there can be no assurance that the Company will attain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for December 31, 2000 and 1999 were $957,810 and $1,605,879, respectively. The reason for the $648,069 reduction in expenses is a direct result of streamlining operations and eliminating non-performing assets.

Depreciation and amortization expenses for the years ended December 31, 2000 and December 31, 1999 were $249,676 and $300,198, respectively. The decrease was due to elimination of properties and some fixed assets.

The Company expects expenses to remain constant or decrease through 2001 as the Company steps up its effort to streamline operations and eliminate non-performing assets as well as acquire additional properties and grow its consulting businesses.

Capital Resources and Liquidity

At December 31, 2000, the Company had current assets of $2,918,238 and total assets of $11,467,275 as compared to $6,019,507 and $17,726,261, respectively at December 31, 1999. The Company had net working capital of $1,684,645 at December 31, 2000 compared to net working capital of $3,831,190 at December 31, 1999. The main reason for the reduction in working capital was due to a dramatic decrease in securities available for sale due to write downs and downturns in the final quarter of the year. Securities available for sale dropped by $1,639,061 due largely in part to the downturn in the market.

Net stockholders' equity in the Company was $4,719,212 as of December 31, 2000, compared to $7,473,761 as of December 31, 1999. The downturn in the equity markets discussed above is a major cause of the reduction in stockholders' equity due to the write down of portfolio securities that resulted from this downturn.

Cash flow used by operations was $852,517 for the year ended December 31, 2000, compared to cash flow provided by operations of $1,550,844 for the year ended December 31, 1999. Cash flows used by operating activities for the year ended December 31, 2000 are primarily attributable to decreases in accounts and notes payable as well as liabilities coupled with a decrease in receivables.

Cash flow provided by investing activities was $1,422,483 for the year ended December 31, 2000, compared to net cash used of $4,545,349 for the year ended December 31, 1999. The Company had positive cash flow for the year ended December 31, 2000 as a result of net securities transactions coupled with an increase in fixed assets.

Cash flow used by financing activities was $409,860 for the year ended December 31, 2000, compared to net cash provided of $2,866,075 for the year ended December 31, 1999. The Company had negative cash flow for the year ended December 31, 2000 as a result of principle reductions in debt coupled with a purchase of treasury stock.

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

During the year ended December 31, 2000, the Company issued a total of 198,137 shares for services, cash, asset exchanges and debt resolution. In addition the Company issued 833,333 shares used as collateral for a personal guarantee on new debt during the year.

Capital Expenditures

The Company obtained $1,422,483 from capital reductions during the year ended 2000, compared to expenditures of $4,545,349 in 1999.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset future operating profit of approximately $3,280,000. This is not shown on the balance sheet as a deferred tax asset due to past history of loss years in conjunction with profit years during the previous 10 year period as well as specifics in the GAAP regulations regarding surety of future earnings.

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

Events Subsequent to End of Fiscal Year

On January 12, 2001, the Company entered into a stock purchase agreement with Wichita Development Corporation (WDC) in which the Company received $38,875 in exchange for issuance of 50,000 restricted common shares of the Company.

On March 1, 2001, the Company entered into a similar stock purchase agreement with Wichita Development Corporation (WDC) whereby the Company issued 406,349 restricted shares to WDC in exchange for $200,000 cash and 1,760,702 restricted shares of WDC stock. (For more information regarding this transaction see for 8-K filed March 2, 2001)

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 2000 are attached hereto as pages F-1 through F- 17.




                    (THIS SPACE IS LEFT BLANK INTENTIONALLY)

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)


                                Table of Contents


                                                                        Page
                                                                      ---------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .    F-1
 .
Consolidated Balance Sheet - December 31, 2000 . . . . . . . . . . .F-2 through
 .                                                                        3
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . .    F-4
 .
Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .    F-5
 .
Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .    F-6
 .
Notes to Consolidated Financial Statements . . . . . . . . . . . . .    F-7
 .                                                                    through 17

                       (Letterhead of Mantyla McReynolds)
                         5872 South 900 East, Suite 250
                            Salt Lake City, UT 84121


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
AXIA Group, Inc. (formerly known as CyberAmerica Corporation)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of AXIA Group, Inc.(a Nevada corporation, formerly known as CyberAmerica Corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of stockholders' equity, operations, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of CyberAmerica Corporation for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that period, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AXIA Group, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

                                               /s/  Mantyla McReynolds
                                              ----------------------------
                                                    Mantyla McReynolds
April 10, 2001
Salt Lake City, Utah

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                           Consolidated Balance Sheet
                                December 31, 2000


                                                              December 31,
                                                                  2000
                                                          --------------------
ASSETS

   Current Assets
      Cash                                                $            178,420
      Accounts receivable - trade, net of allowance                    315,384
      Notes receivable - current                                        89,500
      Prepaid expenses                                                   3,550
      Securities available for sale - Note 9                         2,331,384
                                                          --------------------
          Total Current Assets                                       2,918,238

   Fixed Assets
      Property and equipment, net - Notes 1 & 4                      5,855,238
      Land                                                           1,985,402
                                                          --------------------
          Total Fixed Assets                                         7,840,640

   Other Assets
      Real property held for sale - Note 2                             333,397
      Investment securities at cost - Note 9                           120,000
      Notes receivable - Note 2                                        255,000
                                                          --------------------
          Total Other Assets                                           708,397

TOTAL ASSETS                                              $         11,467,275
                                                          ====================

                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                           Consolidated Balance Sheet
                                   (continued)
                                December 31, 2000


                                                               December 31, 2000
                                                               -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Accounts payable                                         $         50,019
      Accrued liabilities                                               181,219
      Notes payable - Note 13                                            57,798
      Current portion long-term debt - Note 5                           944,557
                                                               -----------------
          Total Current Liabilities                                   1,233,593
                                                               ----------------

   Long-Term Liabilities
      Notes and mortgages payable - Note 5                            5,553,112
      IEPA liability - Note 10                                          236,409
      WVDEP liability - Note 10                                          60,000
      Less current portion                                             (944,557)
                                                               -----------------
          Total Long-Term Liabilities                                 4,904,964

TOTAL LIABILITIES                                                     6,138,557

MINORITY INTEREST                                                       609,506

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized
                        at $0.001 par, no shares issued                       0
      Common stock - 200,000,000 shares authorized
                     at $0.001 par; 4,258,708 shares issued               4,259
                     and outstanding
      Paid in capital                                                15,656,238
      Treasury stock - 441,730 shares @ $1.50/share                    (662,595)
      Accumulated deficit                                            (8,506,737)
      Unrealized loss on securities available for sale               (1,771,953)
                                                               ----------------
TOTAL STOCKHOLDERS' EQUITY                                            4,719,212
                                                               ----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $     11,467,275
                                                               ================

                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                 Consolidated Statements of Stockholders' Equity
                               for the years ended
                           December 31, 2000 and 1999

                                                                                                                           Total
                                                                             Additional                                 Accumulated
                                      Number of    Common       Paid-in      Treasury     Accumulated     Unrealized   Stockholders'
                                       Shares       Stock       Capital        Stock         Deficit     Gain / (Loss)    Equity
                                    -----------  ---------   ------------  ------------  --------------  ------------   -----------
Balance, December 31, 1998            2,866,571   $  2,867    $15,341,812     $       0   $(11,938,748)    $ (24,747)   $ 3,381,184
Issued stock for assets                 294,000        294                                                                      294
Issued stock for cash                    66,667         67         13,268                                                    13,335
Unrealized gain/(loss) for 1999                                                                              454,881        454,881
Net income (loss) for 1999                                                                   3,624,067                    3,624,067
                                    ------------  ---------   ------------  ------------  --------------  ------------  -----------
Balance, December 31, 1999            3,227,238      3,228     15,355,080             0    (8,314,681)       430,134      7,473,761

Issued stock for assets                 146,286        146        146,140                                                   146,286
Issued stock for cash                    50,000         50         19,950                                                    20,000
Issued stock for services               147,870        148        110,755                                                   110,903
Issued stock for debt                    25,000         25         24,975                                                    25,000
Issued stock for collateral-Note 6      833,333        833          (833)                                                         0
Canceled certificates                 (171,019)      (171)            171                                                         0
Purchase of treasury stock                                                    (662,595)                                    (662,595)
Unrealized gain/(loss) for 2000                                                                           (2,202,087)    (2,202,087)
Net income (loss) for 2000                                                                   (76,034)                       (76,034)
Payment of dividends                                                                        (116,022)                      (116,022)
                                    -----------  ---------   ------------  ------------  --------------  ------------   ------------
Balance, December 31, 2000            4,258,708 $   4,259    $ 15,656,238    $(662,595)  $(8,506,737)   $ (1,771,953)   $  4,719,212
                                    ===========  =========   ============  ============  ============   =============   ============

                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                      Consolidated Statements of Operations
                 for the years ended December 31, 2000 and 1999

                                                                        Year ended        Year ended
                                                                       December 31,      December 31,
                                                                           2000              1999
                                                                  ----------------    ----------------
Revenue
   Sale of property - Note 6                                        $    1,415,406      $    1,791,952
   Gain recognition on deferred revenue                                                        278,960
   Consulting revenue                                                    1,383,180           3,822,117
   Rental revenue                                                          801,659             965,755
                                                                  ----------------    ----------------
Total revenue                                                            3,600,245           6,858,784

Cost of Revenue
   Cost of sale of property                                              1,263,537             635,312
   Cost associated with consulting revenue                               1,558,112           1,037,852
   Cost associated with rental revenue                                     846,698             684,748
   Interest expense associated with rental revenue                         423,706             337,532
                                                                  ----------------    ----------------
Total Cost of Revenue                                                    4,092,053           2,695,444

Gross Profit                                                              (491,808)          4,163,340

Selling, General and Administrative Expense                                957,810           1,605,879
                                                                  ----------------    ----------------

Operating Profit                                                        (1,449,618)          2,557,461

Other Income (Expense)
   Interest income                                                         222,156             415,761
   Interest (expense)                                                      (26,806)           (182,957)
   Gain (loss) on sale of securities                                     1,172,843             698,759
   Other income (expense)                                                   19,359               4,185
   Gain (loss) on foreclosure                                                                  222,958
                                                                  ----------------    ----------------
Total Other Income (Expense)                                             1,387,552           1,158,706

Income (Loss) Before Minority Interest and Tax Provision                   (62,066)          3,716,167

Minority Share of (Income) Loss                                            104,818             (92,100)
Provision for Income Taxes                                                       0                   0
                                                                  ----------------    ----------------
Income (Loss) Before Extraordinary Items                                    42,752           3,624,067

Extraordinary Gain (Loss)
   Loss on impairment of long lived assets - Note 12                      (118,786)
                                                                  ----------------    ----------------
Total Extraordinary Gain (Loss)                                           (118,786)                  0

Net Income                                                          $      (76,034)   $      3,624,067
                                                                  ================    ================

    Unrealized gain (loss) on securities available for sale             (2,202,087)            430,134
                                                                  ----------------    ----------------
    Comprehensive Income (Loss)                                     $   (2,278,121)     $    4,054,201
                                                                  ================    ================

Income (loss) per share before extraordinary items                  $         0.01      $         1.14
Extraordinary gain (loss) per  share                                         (0.04)               0.00
                                                                  ----------------    ----------------
Net income (loss) per common share                                  $        (0.03)     $         1.14
                                                                  ================    ================
Weighted average common shares outstanding                               3,204,450           3,175,835
                                                                  ================    ================

                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                      Consolidated Statements of Cash Flows
                               for the years ended
                           December 31, 2000 and 1999

                                                                              Year               Year
                                                                             ended              ended
                                                                           December 31,       December 31,
Cash Flows from Operating Activities:                                         2000                1999
                                                                        ---------------     ------------

Net Income (loss)                                                        $      (76,034)    $  3,624,067
Adjustments to reconcile net income to net cash provided by operating activities:
    (Gain) loss from sale of investments                                     (1,172,843)        (698,759)
    (Gain) loss from sale of land                                              (139,304)
    Change in minority interest                                                 (81,235)          92,100
    Depreciation and amortization                                               249,676          300,198
    Issued stock for services                                                   110,903
    Issued stock for assets and debt                                            171,286              294
    Decrease (increase) in receivables                                          949,879         (343,671)
    Decrease (increase) in prepaid expenses                                       1,264            6,339
    Increase (decrease) in accounts and notes payable                          (642,086)        (223,208)
    Increase (decrease) in accrued liabilities                                 (224,023)      (1,206,516)
                                                                        ---------------   --------------
       Net Cash Provided by/(Used for) in Operating  Activities                (852,517)       1,550,844

Cash Flows from Investing Activities:
   Sale of securities available for sale                                      4,616,736
   Purchase of securities available for sale                                 (2,760,781)      (2,578,282)
   Net decrease (increase) in fixed assets                                     (433,472)      (1,967,067)
                                                                        ---------------   --------------
       Net Cash Provided by/(Used for) Investing Activities                   1,422,483       (4,545,349)

Cash Flows from Financing Activities:

    Principal reductions on long term debt                                     (336,243)        (999,021)
    Increase in long term debt                                                  685,000        3,851,761
    Purchase of treasury stock                                                 (662,595)
    Payment of dividends                                                       (116,022)
    Issued stock for cash                                                        20,000           13,335
                                                                        ---------------   --------------
              Net Cash Provided by/(Used for) Financing Activities             (409,860)       2,866,075

                    Net Increase(decrease) in Cash                              160,106         (128,430)

Beginning Cash Balance                                                           18,314          146,744
                                                                        ---------------   --------------

Ending Cash Balance                                                     $       178,420    $      18,314
                                                                        ===============    =============

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $       450,512    $     520,489
  Cash paid during the year for income taxes                            $             0    $           0

                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1   Summary of Significant Accounting Policies

         Nature of Operations

         The Company incorporated under the laws of the State of Ohio on July 10, 1984, as The Canton Industrial Corporation. On May 3, 1993, the Company redomiciled to the State of Nevada. In June 1996 the Company changed its name to CyberAmerica Corporation and on December 6, 2000, the Company changed its name to AXIA Group, Inc. The Company provides financial consulting services and engages in the acquisition, management, leasing and sale of real estate.

         Reorganization

         On February 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 7, 1994, the bankruptcy was discharged.

         Accounting Method

         The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of AXIA Group, Inc. and its subsidiaries, as summarized in Note 2. Minority interest represents minority shareholders' proportionate share of the equity in several of the consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

         Statement of Cash Flows

         Cash is comprised of cash on hand or on deposit in banks. The Company had $178,420 and $18,314 at December 31, 2000 and 1999.

         Deferred Income Taxes

         In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company has adopted SFAS No. 109 for financial reporting purposes. See Note 3 below.

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


         Depreciation

         The Company's property and equipment is depreciated using the straight-line method over the useful lives shown below for financial reporting purposes and amounted to $249,676 and $300,198 for the years ended December 31, 2000 and 1999.

          Asset                                              Useful life
          --------------------------------------------------------------
          Computers                                              3 years
          Equipment and fixtures                           5 to 10 years
          Buildings and improvements                      20 to 39 years

         The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are expensed as incurred; additions and improvements are capitalized.

         Net Income Per Common Share

         Net income per common share is based on the weighted average number of shares outstanding during the periods shown. The Company had common stock equivalents outstanding at December 31, 2000 and 1999 in the form of stock purchase options. The options are held by present and former employees. The inclusion of the outstanding options would be antidilutive to the income or loss per share in 2000 and 1999. Accordingly, such options have not been included in the weighted average number of common shares. The Company's outstanding common stock purchase options at December 31, 2000 are as follows:

Issue date        Expiration        Price        Shares       Potential
                                                              Proceeds
----------     --------------  -------------  ----------- ----------------
11/19/96             11/19/06          6.00       5,000  $          30,000
9/26/00               9/26/10          0.97     135,000            130,950
12/1/00               12/1/10          0.75      20,000             15,000
                                                         $         175,950
                                                         =================


         Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


         Revenue Recognition

         Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts. Consulting revenues are recorded after the performance of services. Much of the consulting revenue of the Company is received as restricted equity securities of the clients it serves, and is recorded at the most readily ascertainable value.

         Investment Securities

         Marketable equity securities are stated at market value in accordance with Statement of Financial Accounting Standard (SFAS) No. 115. Valuation of other security investments is based on acquisition costs. Markdowns are made to reflect significant and permanent impairment in value. Gains and losses on sales of securities available for sale are determined using the average cost method.

         Issuance of Common Stock

         The Company frequently issues shares of its common stock to acquire assets, retire debt and pay for services. When stock is issued for assets, debt or services, the value of the stock and related assets, debt or services is determined by the Board of Directors, based, in part, on the current trading price of the Company's common stock.

         Environmental Compliance and Remediation

         The Company determines potential liability on a site by site basis and records a liability when its existence is probable and reasonably estimable. Expenditures that do not have a future economic benefit are expensed as incurred. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

         Impairment of Long-Lived Assets

         The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell.

         Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $21,459 and $108,848 for the years ended December 31, 2000 and 1999.

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 2            Subsidiaries

         Diversified Holdings I, Inc. (DHI), a Nevada corporation and 98% owned subsidiary of the Company, was formed on March 22, 1996. DHI is a holding company into which the following subsidiaries were transferred from Innovative Properties Development Corporation during 1999.

                  Canton Financial Services Corporation (CFS), a Nevada corporation, was formed on June 8, 1994 and is 100% owned by DHI. CFS provides consulting services primarily for public companies. CFS also holds rental condominiums and unimproved real estate of $25,000.

                  Hudson Consulting Group, Inc. (Hudson) was incorporated in Nevada on April 16, 1996, as Diversified Holdings XIII, Inc. for the purpose of providing business consulting services. On March 5, 1997, its name was changed to Hudson Consulting Group, Inc. Hudson is 100% owned by DHI.

                  Oasis International Hotel & Casino, Inc. (OIHC), a Nevada corporation, was formed on November 20, 1995 for the purpose of acquiring, owning and managing specific property in Elko County, Nevada. OIHC is 91% owned by DHI and currently has no real estate holdings.

                  Canton Industrial Corporation of Salt Lake City (CICSLC), a Utah corporation, was incorporated on September 29, 1993 for the purpose of acquiring, owning and managing a specific property. CICSLC sold the property in December 1998, and currently holds a promissory note from the purchaser, secured by a deed of trust on the property, in the amount of $255,000, bearing interest at 8%, principal and interest due December 24, 2001. CICSLC is 100% owned by DHI.

                  Golden Opportunity Development Corporation (GODC), was incorporated in Louisiana on May 7, 1997 and redomiciled to Nevada during 2000. GODC owns and operates The General Lafayette Inn located in the downtown area of Baton Rouge, Louisiana, and is owned 21% by DHI and 64% by the Company.

                  Canton's Wild Horse Ranch II, Inc. (CWHRII), was incorporated in Arizona on February 3, 1994, for the purpose of acquiring, owning and managing certain unimproved raw land. The land was sold in 1999 and currently CWHRII has minimal assets and is owned 91% by DHI.

                  West Jordan Real Estate Holdings, Inc. (WJREH), was formed on June 7, 1994 in Utah for the purpose of acquiring, owning and managing a specific property. In March 1999, WJREH exercised an option to purchase a retail shopping plaza in Salt Lake City, Utah. WJREH is owned 89% by DHI.

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


                    Canton's Commercial Carpet Corporation (CCCC), is a Utah corporation formed on January 21, 1994. CCCC owns the building where the Company's office is located, in addition to the New Brigham apartments in Ogden, Utah.

                    Cyber LaCrosse, Inc., a Nevada corporation, was incorporated June 3, 1996. It is 89% owned by DHI and owns real property available for lease in Nephi, Utah.

                    Cyber Studio, Inc., a Nevada corporation, was incorporated February 16, 1996. It is 86% owned by DHI, and during 2000 purchased a commercially rented building in Kearns, Utah.

                    Diversified Holdings XIX, Inc. (DHXIX), a Nevada corporation, was formed on April 29, 1996, for the purpose of acquiring, owning and managing certain real estate property. On August 2, 1996, DHXIX purchased land in Cheriton, Virginia. The land has subsequently been sold. Currently DHXIX has minimal assets and is owned 100% by DHI.

                    Taylor's Landing, Inc. (TLI), a Utah corporation, was incorporated as Canton Properties VII, Inc. on January 10, 1996. It's name was changed to Taylor's Landing, Inc. on May 3, 1996. TLI is 91% owned by DHI and owns real property available for lease in Nephi, Utah.

                    Wasatch Capital Corporation (WCC), a Utah corporation, as incorporated on June 10, 1991. WCC owns a commercially rented building in downtown Salt Lake City and is owned 6% by DHI, 15% by Hudson, and 59% by the Company.

                    A-Z South State Corporation (AZSouth), was incorporated by the Company on November 30, 1999 in Utah. AZSouth owns a commercially rented building in Salt Lake City, Utah, and is 100% owned by the Company.

                    Canton Tire Recycling of West Virginia, Inc. (CTRWV), was incorporated by the Company on February 25, 1993, in West Virginia, for the purpose of acquiring, owning and managing a specific property. CTRWV holds the Parkersburg Terminal, recorded as real property held for sale of $305,397, and is 100% owned by the Company.

                    Ownership   in   the   following    companies,    previously
                    consolidated subsidiaries, was transferred to World Alliance Consulting, Inc. (see note 6) during 2000:

         Oasis International, Inc.
         Adobe Hills Ranch II, LLC
         Diversified Holdings II, Inc.
         Diversified Land and Cattle Co.
         Great Basin Water Corporation
         Lexington 3 Mile East Terrace Mountain Estates, Inc.
         Lexington 4 Mile East Terrace Mountain Estates, Inc.

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


         Lexington One Mile East Little Pigeon Mountain Estates, Inc.

NOTE 3   Accounting for Income Taxes

         For the years ended December 31, 2000 and 1999, no provision for income taxes has been recorded due to operating loss carryforwards totaling approximately $3,280,000 that may be offset against future taxable income. The Company's net operating loss carryforwards begin to expire in 2011. Management of the Company believes that the carryforwards may expire unused. Consequently, the deferred tax benefit has been offset by a valuation allowance in the same amount. The deferred tax benefit and offsetting valuation allowance is as follows:

                                                       December 31,
                                                           2000
-------------------------------------------------------------------
         Prior NOL at 39% tax rate                   $    1,250,000
         Current loss at 39% tax rate                        29,000
                                                    ---------------
           Total deferred tax benefit                     1,279,000
         Valuation allowance                             (1,279,000)
                                                    ---------------
           Income tax provision                      $            0
                                                    ===============

NOTE 4            Property and Equipment

         Property and equipment consist of the following:


                                       December 31,         December 31,
                                           2000                 1999
                                   -------------------- --------------------
Buildings and improvements            $       6,309,812    $       5,992,465
Furniture and equipment                         376,209            1,237,594
Accumulated depreciation                       (830,783)          (1,423,473)
                                      $       5,855,238    $       5,806,586
                                   ==================== ====================

NOTE 5    Debt

          The Company's long-term debt consists the following at December 31, 2000.

Description of debt                                               Amount

Mortgage payable bearing interest at 9%,
monthly payments of $6,028, due 8/03,
secured by first trust deed on land and building.        $       625,560

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


Mortgage payable bearing interest at 11.13%, monthly payments of
$5,637, due 2/29, secured by first trust deed on land and building.      581,160

Note payable bearing interest at 24%, monthly payments of $1,130,
due 1/01, secured by second trust deed on land and building.              59,079

Mortgage payable bearing interest at 7%, monthly payments of
$1,304, due 5/04, secured by first trust deed on land and building.      173,678

Note payable bearing interest at 10.75%, monthly payments of
$6,013, due 12/01, secured by first trust deed on land and building.     625,000

Mortgage payable bearing interest at 9.5%, monthly payments of
$309, due 3/15, secured by first trust deed on land and building.         28,894

Mortgage payable bearing interest at 8.25%, monthly payments of
$301, due 9/16, secured by first trust deed on building.                  31,830

Mortgage payable bearing interest at 8.75%, monthly payments of
$362, due 7/17, secured by first trust deed on land and building.         37,938

Note payable bearing interest at 9.35%, monthly payments of $970,
due 4/04, secured by vehicle.                                             37,765

Mortgage payable bearing interest at 15%, monthly interest only
payments of $700, due 8/02, secured by second trust deed on land.         56,000

Mortgage payable bearing interest at 8%, monthly payments of
$367, due 8/01, secured by first trust deed on land.                      50,029

Note payable bearing interest at 12%, monthly payments of $5,000,
due 2/01                                                                   7,066

Mortgage payable bearing interest at 12%, monthly payments of
$6,172, due 7/29, secured by first trust deed on land and building.      597,283

Mortgage payable bearing interest at 10.35%, monthly payments of
$5,663, due 4/02, secured by first trust deed on land.                   441,402

Mortgage payable bearing interest at 9.725%, monthly payments of
$4,231, due 12/02, secured by first trust deed on land.                  388,580

Mortgage payable bearing interest at 6%, monthly payments of
$11,391, due 6/27, secured by first trust deed on land and buildings.  1,811,848
                                                                   -------------
                                                                   $   5,553,112
                                                                   =============


In addition to the above listed notes and mortgages, the Company has long term liabilities due to environmental remediation on two of its properties (note 10) totaling $296,409, bringing the total long term debt to $5,849,521. Scheduled principal reductions are as follows:

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


            2001                                     $          944,557
            2002                                              1,012,609
            2003                                                745,112
            2004                                                225,822
            2005                                                 49,924
            Thereafter                                        2,871,497
                                                     $        5,849,521
                                                     ==================

NOTE 6   Related Party Transactions

         Transactions involving Allen Wolfson, former control person:

         The Company has had an ongoing business relationship with World Alliance Consulting, Inc. (WACI), formerly A-Z Professional Consultants, Inc., a Utah corporation controlled by Allen Wolfson. Prior to June 29, 2000, Mr. Wolfson was deemed to be a "control person" of the Company (as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934) by virtue of his beneficial ownership of over 5% of the Company's common stock, and the potential influence Mr. Wolfson had with respect to the Company's day-to day operations in his role as the primary finder of potential transactions for the Company, and as primary business consultant to the Company. Mr. Wolfson is also the uncle of Richard Surber, the Company's president, chief executive officer and director. Because of the nature of Mr. Wolfson's relationship with the Company, the following transactions may be considered related party transactions.

         On June 22, 2000, the Company agreed to pledge two buildings, owned by consolidated subsidiaries Canton's Commercial Carpet Corporation and Wasatch Capital Corporation, as corporate surety bonds on behalf of Allen Wolfson, for the benefit of a bonding company. On June 23, 2000, trust deeds with the principal sum of $500,000 were executed and recorded pursuant to the pledges. At the time of the pledges, Mr. Wolfson was a control person of Wasatch Capital Corporation. He is also a personal guarantor for the first deed of trust on the building owned by Canton's Commercial Carpet Corporation.

         On June 29, 2000, the Company entered into a Stock Purchase Agreement with WACI whereby the Company acquired 441,730 shares of its own common stock for the treasury, in exchange for a release of debt in the amount of $662,595 owed to the Company by WACI and related entities.

         During July and August 2000, the Company entered into Stock Purchase Agreements with WACI whereby the Company acquired 2,850,000 restricted common shares of Chattown.com Network, Inc. common stock and 500,000 restricted common shares of Freedom Surf, Inc. valued based on marketability discounts of 45% and 25% at the transaction dates, at $0.2922 and $0.9091 per share respectively, for a total value received of $1,287,305. In exchange, the Company transferred ownership in subsidiaries and fixed assets with net book value of $3,382,680,

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

         subject to liabilities of $2,905,850, and released debts owed to the Company in the amount of $671,171, for a total gain on disposition of $139,304. Pursuant to these transactions, $1,287,305 is included in revenues from sale of property and the transactions were treated as non-cash for purposes of the statement of cash flows. The subsidiaries disposed of are listed in note 2.

         Transactions involving Richard Surber, CEO, director and shareholder:

         In August of 1997, Canton Financial Services Corporation (CFSC), a consolidated subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years and expires on August 29, 2003. The lease provides for monthly payments of $900. CFSC has an option to purchase the condominium for $84,814, reduced monthly by a portion of the payment attributable to principal. In the event that the value of the condominium appreciates and CFSC has arranged a sale of the condominium prior to exercise of the option, the option price shall be $84,814 plus 10% of the amount by which the total sales price exceeds $84,814.

         On February 1, 1999, Richard Surber entered into a Consulting Agreement with AmeriResource Technologies, Inc. (ARET), to provide various consulting services. ARET was a client of Hudson Consulting Group, Inc., a consolidated subsidiary of the Company. Pursuant to the Consulting Agreement, Mr. Surber received 20,000,000 shares of ARET common stock.

         On April 1, 1999, Mr. Surber signed an Advisory Agreement with the Company in exchange for fees he paid to the Company in the amount of $250,000. The agreement provided for services of the Company on various projects of Mr. Surber's during the calendar year of 1999, and was paid in full at the time of execution.

         On December 13, 2000 the Company entered into a Stock Pledge Agreement with Mr. Surber, whereby the Company obtained Mr. Surber's personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of the Company. In exchange, the Company issued 833,333 shares of its common stock to Mr. Surber. The agreement calls for Mr. Surber to return the shares to the Company at such time as he is released from personal liability for the loan. Mr. Surber has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to a bank..

NOTE 7   Dividends

         During the year 2000 the Company paid dividends to its shareholders in the form of one share of Professional Wresting Alliance (PWAA) common stock for every two shares of the Company held at the declaration date. The PWAA shares were valued at $0.075 per share. 1,546,957 shares were distributed for a total of $116,022.

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 8   Treasury Stock

         On June 29, 2000, the Company entered into a Stock Purchase Agreement with WACI whereby the Company acquired 441,730 shares of its own common stock for the treasury, in exchange for a release of debt in the amount of $662,595 owed to the Company by WACI and related entities.

NOTE 9   Marketable Securities

         The cost and approximate market value of securities available for sale at December 31, 2000 are as follows:

                              Gross Unrealized            Market
                              ----------------           ------
          Cost             Gains           Losses         Value
          -----           -------         -------        -------

      $ 4,103,337        $ 259,683     $ 2,031,636     $ 2,331,384

         Proceeds from the sale of securities available for sale totaled $4,616,736 for the year 2000, on which gross gains of $3,179,423 and gross losses of $2,006,580 were realized.

         At December 31, 2000 the Company had other equity securities recorded at cost in the amount of $120,000. There is no readily available market for these securities.

NOTE 10  Contingent Liabilities

         Canton, Illinois Property - environmental cleanup

         A legal action was filed in September 1993 against the Company seeking the cleanup of tires and potentially toxic paint drums at a plant in Canton, Illinois, then owned by a consolidated subsidiary of the Company. On September 28, 1995, the Illinois Environmental Protection Agency (IEPA) informed the Company it was rejecting the proposed plan of the Company for tire cleanup, and would send its own contractor to remove the remaining tires. The Company sought relief from this decision from the Circuit Court in Fulton County, Illinois. After a hearing on October 10, 1995, the Circuit Court denied any relief to the Company. Both the Company and the IEPA contractor removed tires. The State filed an action before the Illinois Pollution Control Board seeking to recover $325,398 as costs incurred to remove the tires and an equal amount as punitive damages. An award for costs of $325,398 was entered against the Company. On August 25, 1999, the Company entered into an agreement whereby the award is to be paid in quarterly installments of $20,000 at an interest rate of 5.45%. At December 31, 2000, the Company had made only half of its required installment for the fourth quarter. The principal balance at December 31, 2000 is $236,409.

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


         Parkersburg, West Virginia - environmental cleanup

         Environmental cleanup related to this site required by the West Virginia Division of Environmental Protection (WVDEP), included the testing of soil located on the site. Tests were taken and results were submitted to WVDEP as part of the final report on tank cleanup completed on the site. The soil tests showed evidence of contamination in excess of state limits. Any action and cost related to the results of these tests are still pending before the WVDEP. Pursuant to the testing, Canton Tire Recycling of West Virginia, incurred fines totaling $88,000 and payable in annual installments of $20,000. The principal balance at December 31, 2000 is $60,000.

NOTE 11  Encumbrances

         On June 22, 2000, the Company agreed to pledge two buildings, owned by consolidated subsidiaries Canton's Commercial Carpet Corporation and Wasatch Capital Corporation, as corporate surety bonds on behalf of Allen Wolfson, for the benefit of a bonding company. On June 23, 2000, trust deeds with the principal sum of $500,000 were executed and recorded pursuant to the pledges. At the time of the pledges, Mr. Wolfson was a control person of Wasatch Capital Corporation. He is also a personal guarantor for the first deed of trust on the building owned by Canton's Commercial Carpet Corporation. Management does not believe that the Company is at risk of forfeiting the property securing the corporate surety bonds. Consequently, no loss contingency has been recorded for any possible forfeiture.

NOTE 12  Impairment of Long-Lived Assets

         During 2000 the Company assessed the net realizable value of the Parkersburg Terminal in West Virginia. The assessment revealed that the property may be impaired as to value. Using a certified appraisal and estimating costs of disposal, the property was determined to have a net realizable value of $308,397 and a net book value of $427,183. Consequently, the Company recorded an extraordinary loss due to asset impairment in the amount of $118,786.

NOTE 13  Notes Payable

         In December 1999, West Jordan Real Estate Holdings, Inc. (WJREH), a consolidated subsidiary of the Company, purchased a commercially rented building and related land subject to tax liens. The amount WJREH has agreed to pay in order to clear the lien is $57,798.

NOTE 14  Subsequent Events / Related Party Transactions

         On January 12, 2001, the Company entered into a Stock Purchase Agreement with Wichita Development Corporation (WDC), a Nevada corporation whose president and director is Richard Surber, whereby the Company received $37,875 in exchange for 50,000 restricted common shares of the Company. On March 1, 2001, the Company entered into a Stock Purchase Agreement with WDC whereby the Company received $200,000 plus 1,760,702 restricted common shares of WDC in exchange for 406,349 restricted common shares of the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On August 29, 2000, Axia Group, Inc. ("the Company") retained Mantyla McReynolds of Salt Lake City ("Mantyla"), to be the principal accountant engaged to audit the Company's financial statements. This change replaces the firm of Crouch, Bierwolf & Chisholm of Salt Lake City ("CBC") who was dismissed on August 29, 2000 as the Company's principal accountant and auditor. The Company had a good relationship with CBC, but determined that it needed the services of a larger firm. Accordingly, the Company's Board of Directors approved the change in a resolution dated August 25, 2000.

The audit reports of CBC on the Company's financial statements for the fiscal years ending December 31, 1998 and December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports included an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending December 31, 1998, December 31, 1999, and the subsequent interim periods through June 30, 2000, and up to August 29th, the date of CBC's termination, the Company had no disagreements with CBC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused CBC to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending December 31, 1998, December 31, 1999 and the subsequent interim period through June 30, 2000, through August 29, 2000, the date of termination, and prior to such appointment, the Company did not consult with Mantyla regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Mantyla in respect to these matters during that time. For more information, see Form 8-K/A filed by the Company on September 18, 2000.
                                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                Directors, Executive Officers and Control Persons

  Name                   Age         Position(s)
  ----------------      -----    ---------------------------
  Richard D. Surber      28      President, Chief Executive Officer and Director
  Gerald Einhorn         61      Vice-President, Secretary and Director
  Adrienne Bernstein     55      Director
  John E. Fry, Jr.       67      Director
  Ed G. Haidenthaller    37      Chief Financial Officer

Richard D. Surber was appointed to the Company's board of directors in June 1992 and was appointed its chief executive officer in March 1994. He was appointed as the Company's president on May 6, 1996 and served a prior term as the Company's president from March 1994 to August 1995. Mr. Surber was the Company's secretary from June 1992 to March 1994. Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law including securities, taxation, and bankruptcy.

He has been an officer and director of several public companies, including:
Elocity Networks, Corp., an internet company unrelated to the Company (president and director form June, 1999 to April 10, 2000); Kelly's Coffee Group, Inc., a shell company whose plan is to acquire an unidentified company (president and director from May, 1999 to the present); ChinaMallUSA.com., Inc.; currently a non-reporting Chinese Internet company and a former subsidiary of the Company(president and director from 1992 to June, 1999); Youthline USA, Inc., a company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Power Exploration, Inc., an oil and gas company (director January 28, 2000 to June 23, 2000 ) the Company has a minority interest in Power; Premier Brands, Inc., a shell company (president and director April, 1998
- September, 1998); Wichita Development Corporation, owner of an office building in Wichita Kansas (President and Director December 15, 1999 to the present); and Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of the Company, (president and director from September, 1999 to present). GODC's operations consist of operating a 134 room motel in Baton Rouge, Louisiana. Mr. Surber is also the President and a Director of several reporting and non-reporting shell companies in which the Company has significant ownership interests. These shell companies intend to become fully reporting public companies.

Gerald Einhorn was appointed in October 1998 as a Director, Vice-President and Secretary of the Company. He has been employed by the Company in its legal department since February 1996 as an attorney working in the areas of real estate, corporate, and securities matters. Prior to that time Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users. He is a member of the New York Bar and practiced law in New York State for a period of 10 years before entering the food distribution business.

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

John E. Fry, Jr. Mr. Fry was appointed to the board of directors on May 9, 2000. He has served as an independent consultant to the Company for the past four years. He worked for Firestone Tire Company for over 35 years, retiring from a position as a vice-president. He currently works as a business consultant and as a director for various other corporations.

Ed G. Haidenthaller Mr. Haidenthaller has had over 10 years experience in many fields, including work as a securities trader; a pension manager; an assistant controller of the brokerage division of a major financial institution; and director of finance and business administration responsible for the turnaround of a private company. He serves on the board of directors of two companies in addition to his responsibilities with Axia. He has a Bachelor's degree in Corporate Finance from Weber State University and an MBA from the University of Utah.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of the Company, other than Richard Surber, during the years 1998 through 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                                  Long Term Compensation
                           -----------------------------------------   -------------------------------------------------------------
                                                                                 Awards                         Payouts
                                                                       -------------------------     -------------------------------
                                                                       Restricted     Securities
Name and                                            Other Annual         Stock        Underlying        LTIP          All Other
Principal       Year       Salary      Bonus        Compensation        Award(s)        Options       payouts       Compensation
Position                    ($)         ($)              ($)              ($)           SARs(#)         ($)              ($)

Richard         2000      57,809      27,000               -               -           100,000(2)       -                  -
Surber,         1999      79,855      68,743(1)            -               -               -            -                  -
Chief           1998      45,008         500               -               -               -            -                  -
Executive
Officer

Compensation of Directors

The Company's directors are each compensated through the payment of $300 for each meeting of the board of directors which they attend. This constitutes the sole consideration paid to the Company's directors for their services as directors.1

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 8, 2001, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2001, there were 4,702,030 shares of common stock issued and outstanding.

                                                                       Amount and Nature of
      Title of Class           Name and Address of Beneficial          Beneficial Ownership        Percent of class
      --------------           ------------------------------          --------------------        ----------------
                                            Owner
       Common Stock               Gerald Einhorn, Director                      0                        0.00
    ($0.001 par value)          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101
       Common Stock             Adrienne Bernstein, Director                  13,704                 less than 1%
    ($0.001) par value          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

(footnote) ---------------------------------
(1) Richard Surber received shares of stock in various client companies during 1999. These were shares of client companies for which consulting work was done by subsidiaries of the Company. The shares were paid to Mr. Surber as part of his overall compensation from the Company in 1999. The shares were received by the Company's subsidiaries for services rendered to the client companies.

(2) The stock options were awarded pursuant to the corporation's stock option plan with 100,000 stock options exercisable at award on September 7, 2000 at $.9688 per share and the other 100,000 other options not vested for the exercise until September 30, 2001.

       Common Stock              Richard D. Surber, Director                1,540,5822(3)               32.8%
    ($0.001) par value          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101
       Common Stock                John Fry, Jr., Director                    4,200                  less than 1%
    ($0.001) par value               3619 Lakeview Road
                                  Carson City, Nevada 89703
       Common Stock             Ed G. Haidenthaller, Officer                  11,350                 less than 1%
    ($0.001) par value          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101
       Common Stock          Directors and Executive Officers as            1,569,836                    33.4%
    ($0.001) par value             a Group (5 individuals)
       Common Stock            Wichita Development Corporation               505,349                     10.7%
    ($0.001) par value          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Since August of 1997, Canton Financial Services Corporation ("CFSC"), a consolidated subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium project to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years which expires on August 29, 2003. Mr. Surber purchased the condominium in August, 1997, by assuming existing financing on the building with a then-current principal balance of $74,814. The lease provides for monthly rental and related payments of $900, of which $857 are paid directly on the note assumed by Mr. Surber. CFSC has an option to purchase the condominium for the original price of $84,814 which has been reduced monthly to the extent that lease payments made by CFSC have reduced the total principal due on the note assumed by Mr. Surber. However, in the event that the value of the condominium appreciates, and CFSC has arranged a sale of the condominium prior to exercise of the option, then the option price shall be the greater of $84,814, or 10% of the total sales price for the transaction CFSC has arranged.

CFSC entered this lease-option arrangement because it was unable to obtain sufficient financing to acquire the condominium at the time the unit was available. This arrangement allowed CFSC to obtain beneficial ownership of the condominium through a capital lease. CFSC provided Mr. Surber with financial incentives to enter into this arrangement in order to compensate him for assuming personal liability on the financing. Mr. Surber's interest in this transaction is two-fold. First, Mr. Surber receives a monthly fee of $43, which equals the amount by which monthly payments due to Mr. Surber exceed the amounts


(footnote) ---------------------------------
(3) Mr. Surber has direct ownership of 201,900 shares, 833,333 shares pursuant to a stock pledge collateral agreement, and beneficial ownership of 505,349 shares as president of Wichita development Corporation which owns the 505,349 shares.

due under the note on the property. Second, Mr. Surber will receive a lump sum of not less than $10,000 in the event that the option on the condominium is exercised by CFSC. Because Mr. Surber is the only officer and director of CFSC, a disinterested majority of the Company's board of directors authorized the formation and execution of this lease agreement.

During 1999, loans were made by Mr. Surber to the Company for temporary operating needs. The majority of these were short term, and as of December 31, 1999, the Company was indebted to Mr. Surber in the amount of $27,116. At December 31, 2000, the balance owing to Mr. Surber was $0, and no further transactions were made in the year 2000.

On February 1, 1999, Richard Surber entered into a consulting agreement with AmeriResource Technologies, Inc. (ARET), to provide various consulting services. ARET was a client of Hudson Consulting Group Inc., a consolidated subsidiary of the Company. Pursuant to the consulting agreement, Mr. Surber received 20,000,000 shares of ARET common stock valued at approximately $0.005 per share, or $100,000. Mr. Surber disclosed this transaction to the disinterested members of the board and obtained the Board of Directors' prior approval.

On April 1, 1999, Mr. Surber signed an advisory agreement with the Company in exchange for fees paid in the amount $250,000. The agreement provided for services, including the work of staff of the Company on various projects, or work or Mr. Surber during the calendar year of 1999 and was paid in full at the time of execution. This agreement was further approved by the disinterested members of the Board of Directors.

On December 13, 2000 the Company entered into a Stock Pledge Agreement with Mr. Surber, whereby the Company obtained Mr. Surber's personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of the Company. In exchange, the Company issued 833,333 shares of its common stock to Mr. Surber. The Agreement calls for Mr. Surber to return his shares to the Company at such time as he is released from personal liability for the loan. Mr. Surber has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to Brighton Bank.

Mr. Surber has at various times been appointed to serve as an officer or director for some clients of the Company. These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. For services provided to these corporations Mr. Surber has received securities of those corporations as payment for his services, and these transactions have been disclosed to the board of directors in each case. Mr. Surber holds significant interest in approximately 20 shell companies.

The board of directors was informed that during 1999 Mr. Surber became a licensed attorney in the State of California. The board was further made aware of, and approved, Mr. Surber's request to undertake projects and clients utilizing his law license.

During 2000 the Company has compensated Mr. Surber with securities that have been received from clients of the Company. The disinterested members of the board of directors have reviewed these payments and approved them. For more information, see Item 10, Executive Compensation.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10K-SB




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2001.

                          Axia Group, Inc.

                         /s/ Richard D. Surber
                        --------------------------------------------

                        Richard D. Surber, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                               Date


 /s/ Richard D. Surber      President, Chief Executive          April 13, 2001
------------------------    Officer and Director
Richard D. Surber


 /s/ Ed Haidenthaller       Chief Financial Officer             April 13, 2001
------------------------
Ed Haidenthaller


 /s/ Gerald Einhorn         Vice-President, Director            April 13, 2001
------------------------
  Gerald Einhorn


 /s/ Adriennne Bernstein    Director                            April 13, 2001
------------------------
  Adrienne Bernstein


 /s/ John Fry, Jr.          Director                            April 13, 2001
------------------------
John Fry, Jr.

     PAGE
      NO.               DESCRIPTION

3(i)      *         Articles of  Incorporation  of the Company  (note that these were amended by the Articles of Merger constituting  Exhibit
                    2 to this Form 10-KSB) (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form 10-KSB for the year ended December 31, 1993).

3(ii)     *         Bylaws of the Company,  as amended  (incorporated  herein by reference from Exhibit 3(ii) of the Company's Form 10 KSB for the year ended December 31, 1995). 4 * 2000 Stock Option
                    Plan  (incorporated  herein by reference from Form S-8 filed
                    September 19, 2000).

5,23(b)   *         Opinion and consent of Counsel  with respect to the legality of the issuance of securities being issued (incorporated herein by reference from Form S-8 filed September 19, 2000).

16(i)     *         Engagement  letter from Mantyla  McReynolds dated August 25,
                    2000   relating  to  its   retention  as  the   Registrant's
                    independent auditors (incorporated herein by reference from Form 8-K/A filed September 18, 2000).

16(ii)    *         Letter to Crouch,  Bierwolf and Chisholm,  containing notice of its termination as auditor for the Company and requesting a letter confirming that there are no material disagreements with the Company (incorporated herein by reference from Form
                    8-K/A filed September 18, 2000).


16(iv)    *         Letter from Crouch,  Bierwolf  and Chisholm  stating that it has reviewed the revised  disclosures  in the Form 8-K/A and
                    has  no   objection  to  the   statements   made  within  it
                    (incorporated  herein by  reference  from Form  8-K/A  filed
                    September 18, 2000).

                                       MATERIAL CONTRACTS

10(i)(a)  *         Stock Purchase  Agreement  dated  September 22, 2000 between the Company and John R. Chapman for the purchase of 200,000 shares of common stock of Wasatch Capital Corporation in exchange for 146,286 shares of common stock of the Company and other consideration (incorporated herein by reference from Form 10QSB filed November 14, 2000).

10(i)(b)  *         Real Estate Purchase Agreement dated August 10, 2000 between
                    Oasis  International  Hotel & Casino,  Inc., a subsidiary of
                    the  Company   and  A-Z   Professional   Consultants,   Inc.
                    Retirement Trust. for the purchase of two parcels of land in Elko County, Nevada in exchange for 125,000 shares of the common stock of Freedon Surf, Inc. as full and fair consideration for the purchase of the said parcels of real property (incorporated herein by reference from Form 10QSB filed November 14, 2000).

10(i)(c)  *         Stock  Purchase  Agreement  dated June 29, 2000  between the
                    Company and A-Z Professional Consultants, Inc. for the buy back of 441,730 shares of the common stock in exchange for a forgiveness and satisfaction of loans and obligations owed to the Company (incorporated herein by reference from the Company's Form 8-K filed on July 2000).

10(i)(d)  *         Stock  Purchase  Agreement  dated July 18, 2000  between the
                    Company and World Alliance Consulting, Inc. for the purchase of 2,850,000 shares of the common stock of Chattown.com
                    Network Inc., in exchange for the transfer of 100 percent of the Company's stock in holdings in certain subsidiaries
                    (incorporated  herein by reference  from the Company's  Form
                    8-K filed on July 25, 2000)

10(i)(e)  *         Stock Purchase  Agreement  dated March 1, 2001,  Axia Group,
                    Inc. and Wichita Development Corporation wherein Axia, in a private placement, sold 406,349 restricted shares of its common stock (incorporated herein by reference from the Company's Form 8-K filed March 2, 2001).

10(i)(f)  *         Acquisition  Agreement between the Company's  majority owned
                    subsidiary   Innovative   Property   Development  Corp.  and
                    Diversified   Holdings  -  I,  Inc.,  dated  April  2,  1999
                    (incorporated herein by reference from Exhibit No. 10(i)(a) to the Company's Form 10KSB for the period December 31,
                    1998).

10(i)(g)  33        Stock Pledge Agreement December 13, 2000 wherein the Company granted Richard Surber 833,333 shares of its common stock to serve as collateral for his personal guarantee of a loan of $650,000 Kearns Development Corporation (fka Cyberstudio), a wholly owned subsidiary of the Company

24        38        April 12, 2001 Consent letter of auditor, Mantyla McReynolds

* Documents incorporated by reference from previous filings.

                                Exhibit 10(i)(g)


                             STOCK PLEDGE AGREEMENT

         This Stock Pledge Agreement ("Agreement") is entered into this13th day of December, 2000 by and between Axia Group, Inc. ("Axia") a Nevada corporation with its principal office located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101, and Richard D. Surber, an individual and President of Axia ("Surber") with an office located at 268 West 400 South, Salt Lake City, Utah 84101.

         WHEREAS, Axia has requested and Surber has agreed to act as a personal guarantor of a loan by Brighton Bank to CyberStudio, Inc., a wholly owned subsidiary of Axia, in the amount of $650,000;

         WHEREAS, Axia as an incentive and to provide financial protection to Surber in exchange for his guaranty of such a loan, Axia has agreed to issue 833,333 shares of its common stock and to issue additional shares should the market value of those shares not be sufficient to make him whole in the event that he is required to pay any sum under the terms of his personal guaranty

         WHEREAS, Surber has agreed to return to Axia all such shares still in his possession at such time as he is released from personal liability for the loan and that he will not sell any of the said shares, except in the event of a demand for payment upon him under the terms of his personal guaranty. Surber shall hold all voting rights with regard to such shares but they shall otherwise be held only as security for the indemnification of Surber for the potential costs of his serving as a guarantor


         NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


1.       Exchange.  Axia will transfer to Surber upon the exercise of this
         Agreement:

          a. 833,333 shares of the common stock of Axia Group, Inc. to hold as collateral against the liabilities created by Surber's guaranty to Brighton Bank.

          b. Surber shall hold all voting rights to the shares transferred into his name but shall have no other rights regarding the shares. Surber shall not have any right to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to Brighton Bank.

          and Surber :

          a. Deliver to Brighton Bank his personal guaranty of a loan in the amount of $650,000 to CyberStudio, Inc., a wholly owned subsidiary of Axia. This loan shall be used to fund the purchase of a building located at 4115 West Sams Boulevard, Kearns, Utah and for no other purpose.

          b. By signing this agreement agrees that he has no right to sell or transfer such shares except in the event that a demand for payment is made upon him personally pursuant to the terms of the guaranty given to Brighton Bank.

          c. Surber will upon being release from his personal obligations under the guaranty given to Brighton Bank return to Axia all of the 833,333 shares of Axia common stock still in his name as a result of this Agreement.

3. Representations and Warranties of Surber. Surber hereby represents and warrants that effective this date, the following representations are true and correct:

          A. Authority. Surber has the full power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement.

          B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Surber to which Surber is a party and has been duly authorized by all appropriate and necessary action.

4.       Representations and Warranties of Axia.

         Axia hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

          A.   Corporate  Authority.  Axia  has the  full  corporate  power  and
               authority  to  enter  this   Agreement   and  to  carry  out  the
               transactions contemplated by this Agreement. The Board of Directors of Axia has duly authorized the execution, delivery, and performance of this Agreement.


          B. Deliverance of Shares. As of the Closing Date, the Shares to be delivered to Surber will be and constitute valid and legally issued shares of Axia, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Axia common stock.

          C. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Axia to which Axia is a party and has been duly authorized by all appropriate and necessary action.

5.       Closing.   The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before 5:00 p.m. Mountain Stand Time on December 15, 2005.

6. Conditions Precedent of David to Effect Closing. All obligations of Surber under this Agreement are subject to fulfillment prior to or as of the Closing Date, as follows:

          A. The representations and warranties by or on behalf of Axia contained in this Agreement or in any certificate or documents delivered to Axia pursuant to the provisions hereof shall be true in all material respects as of the time of Closing as though such representations and warranties were made at and as of such time.

          B. Axia shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

          C. All instruments and documents delivered to Axia pursuant to the provisions hereof shall be reasonably satisfactory to Axia's legal counsel.

7. Conditions Precedent of Axia to Effect Closing. All obligations of Axia under this Agreement are subject to fulfillment prior to or as of the date of Closing, as follows:

          A. The representations and warranties by or on behalf of Surber contained in this Agreement or in any certificate or documents delivered to Surber pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

          B. Surber shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

          C. All instruments and documents delivered to Surber pursuant to the provisions hereof shall be reasonably satisfactory to Surber's legal counsel.

8. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligation under this Agreement, only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

9. Nature and Survival of Representations and Warranties. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

10. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is sought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonable withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

11. Default at Closing. Notwithstanding the provisions hereof, if Axia shall fail or refuse to deliver any of the Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Axia and Surber at his option and without prejudice to his rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Axia.

12. Costs and Expenses. Axia and Surber shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Axia and Surber have been represented by their own attorneys in this transaction, and shall pay the fees of their attorneys, except as may be expressly set forth herein to the contrary.

13. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

         To Surber:                            To Axia:
         268 West 400 South                    Axia Corporation
         Salt Lake City, Utah 84101            268 West 400 South, Suite 300
                                               Salt Lake City, Utah 84101

14.      Miscellaneous.


          A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such additional steps as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

          B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

          C. Brokers. Neither party has employed any brokers or finders with regard to this Agreement not disclosed herein.

          D. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. Any suit, action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the jurisdiction of such Courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of, said Courts.

          G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

          H. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions express or implied, other than as set forth herein, have been made by any party.

          I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.


IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

         Richard D. Surber                         Axia, Inc.,
         an Individual                             a Nevada corporation




           /s/ Richard D. Surber            By:  /s/ Gerald Einhorn
           ---------------------                 ------------------
               Richard D. Surber                 Name: Gerald Einhorn
                                                 Its: Vice President

                                   Exhibit 24

                       (Letterhead of Mantyla McReynolds)

                          5872 South 900 East Suite 250
                           Salt Lake City, Utah 84121



April 12, 2001




Axia Group, Inc.
268 West 400 South Suite 300
Salt Lake City, Utah 84101

Ladies and Gentlemen:

This letter shall serve as formal notice that we have received your 10KSB, Annual Report for the Year Ending December 31, 2000, to be filed with the Securities and Exchange Commission. Upon review of the filing information as it relates to our audit of the financial statement as of December 31, 2000, under our report dated April 10, 2001, we consent to the incorporation of our report in such filing.


Very truly yours,

/s/ Mantyla McReynolds
------------------------

MANTYLA McREYNOLDS