Form 10QSB
period 2001-03-31
AXIA GROUP INC/UT
filed 2001-05-18
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .



         Commission file number:  I-9418
                                  ------


                                AXIA GROUP, INC.
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

                                 Yes XX    No
                                 ------   ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 15, 2001 was 4,760,810.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................8

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES...............................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet March 31, 2001 ...............F-2

Consolidated Unaudited Condensed Statements of Operations for the Three Months
Ended March 31, 2001 and 2000................................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2001 and 2000................................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements
March 31, 2001...............................................................F-6

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                 Unaudited Consolidates Condensed Balance Sheet
                                 March 31, 2001



                                                            March 31, 2001
                                                          -----------------
ASSETS

   Current Assets
      Cash                                                $         208,082
      Accounts receivable - trade, net of allowance                 313,139
      Notes receivable - current                                     70,410
      Securities available for sale                               3,548,897
          Total Current Assets                                    4,140,528

   Fixed Assets
      Property and equipment, net                                 5,812,183
      Land                                                        1,985,402
                                                          -----------------
          Total Fixed Assets                                      7,797,585

   Other Assets
      Real property held for sale                                   333,397
      Investment securities at cost                                 120,000
      Notes receivable                                              255,000
          Total Other Assets                                        708,397

TOTAL ASSETS                                              $      12,646,510
                                                          =================


                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
                  (Formerly known as CYBERAMERICA CORPORATION)
                 Unaudited Consolidated Condensed Balance Sheet
                                   (continued)
                                 March 31, 2001

                                                                                     March 31, 2001
                                                                                     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Accounts payable                                                               $      100,823
      Accrued liabilities                                                                    82,996
      Notes payable                                                                          57,798
      Current portion long-term debt                                                      1,015,399
          Total Current Liabilities                                                       1,257,016
                                                                                     --------------

   Long-Term Liabilities
      Notes and mortgages payable                                                         5,674,617
      IEPA liability                                                                        216,630
      WVDEP liability                                                                        63,000
      Less current portion                                                               (1,015,399)
          Total Long-Term Liabilities                                                     4,938,848

TOTAL LIABILITIES                                                                         6,195,864

MINORITY INTEREST                                                                           609,506

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par, no shares issued 0 Common stock - 200,000,000 shares authorized at $0.001 par;
           4,715,350 shares issued and outstanding                                            4,715
      Paid in capital                                                                    15,882,396
      Treasury stock - 441,730 shares @ $1.50/share                                        (662,595)
      Accumulated deficit                                                                (8,938,251)
      Unrealized loss on securities available for sale                                     (445,125)
TOTAL STOCKHOLDERS' EQUITY                                                                5,841,140
                                                                                     --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                 $   12,646,510
                                                                                     ==============

                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000

                                                                        Three Months Ended
                                                                             March 31,
                                                                  2001                      2000
                                                            -----------------         -----------------

Revenue
    Consulting revenue                                      $         171,053         $         809,474
    Additional gain recognition                                             -                    16,793
    Rental revenue                                                    231,128                   246,399
                                                            -----------------         -----------------
Total Revenue                                                         402,181                 1,072,666

Costs of Revenue
    Costs associated with consulting revenue                          172,067                   510,175
    Costs associated with rental revenue                              172,759                   174,108
    Interest cost associated with rental revenue                        6,773                    14,528
                                                            -----------------         -----------------
Total Costs of Revenue                                                351,599                   698,811

Gross Profit                                                           50,582                   373,855

Selling, General & Administrative Expense                             100,890                   303,637
                                                            -----------------         -----------------

Operating Profit (Loss)                                              (50,308)                    70,218

Other Income (Expense)
    Interest/Dividend Income                                           49,776                    81,784
    Interest Expense                                                (128,310)                 (128,634)
    Gain (Loss) from investment securities                          (300,944)                 1,908,554
    Other income (expense)                                            (1,728)                    48,514
                                                            -----------------         -----------------
Total Other Income (Expense)                                        (381,206)                 1,910,218

Income (Loss) Before Minority Interest                              (431,514)                 1,980,436

Minority Interest in (Gain) Loss                                            -                 (177,780)
                                                            -----------------         -----------------

Net Profit (Loss)                                           $       (431,514)                 1,802,656

Income (Loss) Per Common Share
    Income (loss) before minority interest                  $          (0.10)                      0.61
    Minority interest in gain                                               -                    (0.05)
                                                            -----------------         -----------------
    Net income (loss) per weighted average common share
    outstanding
                                                            $          (0.10)                      0.56
                                                            ================          =================

    Weighted Average common shares outstanding
                                                                    4,487,029                 3,227,238
                                                            =================         =================



                 See accompanying notes to financial statements

                                AXIA GROUP, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31 30, 2001 and 2000

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                 2001                    2000
                                                                          -------------------      ----------------
Cash Flows From Operating Activities
    Net Income (Loss)                                                    $          (431,514)     $       1,802,656
    Adjustments to reconcile net income (loss)  to net cash provided
    (used):
       (Gain) loss from sale of investments                                           300,944           (1,908,554)
       Minority interest in gain (loss)                                                     -               177,780
       Depreciation & amortization                                                     46,276                79,571
       Decrease (increase) in assets:
          Accounts & notes receivable                                                  21,335               910,054
          Prepaid expenses                                                              3,550              (13,890)
          Securities                                                                        -             (830,081)
       Increase (decrease) in liabilities
          Accounts & notes payable                                                    121,646                45,620
          Accrued liabilities                                                        (98,223)             (114,103)
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Operating Activities                       $             (35,986)   $           149,053

Activites

Cash Flows From Investing Activities
    Capital expenditures                                                              (3,221)                     -
    Decrease (increase) in EPA liabilities                                             16,779                     -
    Elimination of unrealized (gain) loss                                                   -             (430,314)
    Purchase of investments                                                         (383,579)              (85,407)
    Proceeds from sale of investments                                                 191,950             2,179,595
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Investing Activities                       $            (194,580)   $         1,663,874

Cash Flows from Financing Activities
    Sale of common stock for cash                                                     226,614                     -
    Increase (reduction) in long-term debt (non-current)                               33,884              (62,920)
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Financing Activities                       $              260,498   $          (62,920)

Increase (Decrease) in Cash                                                            29,662             1,750,007

Cash at Beginning of Period                                                           178,420                18,314
                                                                          -------------------      ----------------

Cash at End of Period                                                  $              208,082   $         1,768,321
                                                                          ===================      ================

                 See accompanying notes to financial statements

                    CYBERAMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

2.  Sales of Securities

During the quarter, the Company sold restricted common shares to Wichita Development Corporation in two separate transactions. They are as follows:

On January 4, 2001, the Company sold 50,000 shares of restricted common stock at a price of $.758 per share for a total of $37,875.00 in cash. This was a private placement of securities.

On March 1, 2001, the Company sold 406,349 shares of restricted common stock to Wichita Development Corporation in return the Company received $200,000 in cash and 1,760,702 shares of common stock of Wichita Development Corporation. The shares sold by the Company were valued at $.75 per share for a total value of $304,761.75. The Wichita Development Corporation shares received were valued at $.0595 per share or a value of $104,761.75.


3.  Additional Footnotes Included by Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Therefore, those footnotes are included herein by reference.

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

The Company recorded rental revenues of $231,128 for the quarter ended March 31, 2001 as compared to $246,399 for the quarter ended March 31, 2000. This decrease in revenues was largely attributable to a decrease in occupancy rates at our motel property located in Baton Rouge, Louisiana.

Currently, the Company has positive cash flows from real estate operations of $51,596 for the quarter ended March 31, 2001 compared to a positive cash flow of $57,763 for the quarter ended March 31, 2000. This is attributable to a drop in rental associated costs as well as a reduction in real estate revenues.

The Company will continue its attempts to improve profitability and cash flow by working to increase occupancy and rental income from those properties of the Company which have a high vacancy rate as well as focusing on properties with the highest per square foot rental rates. The Company also intends to continue to primarily purchase real estate for appreciation purposes. Accordingly, the Company hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

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

The Company's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over 60 different companies whose operations range from that of high-tech Internet operations to oil and gas companies. The Company believes that the diversity of its current holdings is such that the overall volatility of its portfolio is significantly less than in prior years of operation. Nonetheless, the Company's portfolio is considered extremely volatile.

Revenues from the Company's financial consulting operations increased for the quarter ended March 31, 2001 as compared to the same quarter in 2000. The Company recorded $171,053 in revenues for the quarter ended March 31, 2001, from its financial consulting operations as compared to $809,474 for the same period of 2000. This decrease was primarily due to a slow down in consulting activities during the last quarter of 2000 due mostly in part to adverse conditions in the marketplace. The company anticipates that revenues in this area will rebound as current projects in the pipeline come to fruition.

During the quarter ended March 31, 2001 the Company sold investment securities owned by the Company and its subsidiaries. The bulk of the securities sold were securities that the Company and its majority owned subsidiaries acquired in past years for services rendered to clients by the Company's consulting subsidiaries. During the quarter ended March 31, 2001, the Company and its subsidiaries sold $191,950 in investment securities. The Company's basis in the securities was approximately $492,894. The company continued to liquidate securities it felt would not rebound to prevent future losses and to provide needed working capital.

Company Operations as a Whole

Revenues

Gross revenues for the three month periods ended March 31, 2001 were $402,181, as compared to $1,072,666 for the same period in 2000. Gross revenues for the quarter ended March 31, 2001 decreased 63 % over March 31, 2000. The decrease in revenues in the quarter ended March 31, 2001, when compared to the same period in 2000, is due to a $638,421 decrease in financial consulting, a $15,271 decrease in rental revenues, and a $16,793 decrease increase in gain recognition in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Profits

The Company recorded an operating loss of $50,308 for the three period ended March 31, 2001 as compared to an operating profit of $70,218 for the comparable period in the year 2000. The Company recorded a net loss of $431,514 for the three months ended March 31, 2001 compared to a net profit of $1,802,656 for the comparable period in 2000. The Company's decrease in net profitability for the three month period ended March 31, 2001, as compared to the same period in 2000, was mainly the result of the lack of gains from the sale of investment securities.

The Company expects to operate at a profit through fiscal 2001. However, there can be no assurance that the Company will achieve profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the three months ended March 31, 2001 were $100,890, as compared to $303,637 for the same period in 2000. The reason for the decrease is due to the Company's continued efforts to streamline operations and to eliminate non-performing assets and their associated administrative expenses.

Depreciation and amortization expenses for the three months ended March 31, 2001 and March 31, 2000 were $46,276 and $79,571, respectively. The decrease was due to a disposition of assets during 2000.

Capital Resources and Liquidity

At the quarter ended March 31, 2001, the Company had current assets of $4,140,528 and $12,646,510 in total assets compared to $2,918,238 of current assets and $11,467,275 in total assets at the year ended December 31, 2000. The Company had net working capital of $2,883,512 at the quarter ended March 31, 2001 compared to net working capital of $1,684,645 at the year ended December 31, 2000. The increase in total assets is attributable to unrealized gains on securities available for sale for the quarter. The major contributing factor to the change in working capital is the receipt of securities for consulting services which have appreciated substantially in value since their receipt.

Net stockholders' equity in the Company was $5,841,140 as of March 31, 2001, compared to $4,719,212 as of December 31, 2000. This large increase is also attributable to the receipt of securities and their respective increase in value mentioned above.

Net Cash flow used in operating activities was $35,986 for the quarter ended March 31, 2001, compared to cash flow provided by operating activities of $149,053 for the quarter ended March 31, 2000. Cash flows used in operating activities for the three months ended March 31, 2001 are primarily attributable to loss on the sale of investments and changes in net current liabilities.

Cash flow used by investing activities was $194,850 for the three months ended March 31, 2001, compared to cash flow provided by investing activities of $1,663,874 for the same period in 2000. The decrease is largely due to the purchase of investment securities coupled with a large reduction in the proceeds from the sale of investment securities.

Cash flow provided by financing activities was $260,498 for the three months ended March 31, 2001, compared to cash flows used in financing activities of $62,920 for the three months ended March 31, 2000. The increase was largely due to the sale of common stock and increases in long term debt.

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

ITEM 1.           LEGAL PROCEEDINGS

During the first quarter of 2001, with the exception of information provided below no material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 2000

         American Registrar & Transfer Company v. YP.Net, Inc. f/k/a Rigl Corporation, Bruce M. Pritchett, Hudson Consulting Group, Inc., Montana Capital International, Ltd. and Moore & Elrod, Inc.. American Registrar & Transfer Company on or about March 20, 2000, filed an interpleader action in the Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 000902312. It filed suit claiming that there was a dispute as to 732,667 shares of the common stock of YP.Net held in the name of Hudson. Hudson accepted service of the complaint and filed an answer, a counter claim and a cross claim. In the counter claim Hudson asserted that American Registrar had no right to deny the transfer of the subject shares. In the cross claim Hudson seeks damages against YP.Net for its failure to deliver 542,667 shares of common stock due to Hudson under the terms of a written agreement between the parties. Yp.Net has refused to make an appearance in the case and Hudson has served its cross claim on YP.Net, answer to that claim is due on or about the 2nd of April 2001. Management intends to pursue its right to the transfer of the interplead shares and the recovery of the additional shares of common stock set forth in its cross claim. Shares of YP.Net trade on the "pink sheets" and have not traded for more than $0.50 since September of 2000.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On January 4, 2001, the Company issued 50,000 shares of its common stock at $0.758 per share to Wichita Development Corporation for cash pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to one corporation for cash; (2) there was only one offeree who was issued stock for cash; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 1, 2001, the Company sold 406,349 shares of restricted common stock to Wichita Development Corporation in return the Company received $200,000 in cash and 1,760,702 shares of common stock of Wichita Development Corporation. The shares sold by the Company were valued at $.75 per share for a total value of $304,761.75. The Wichita Development Corporation shares received were valued at $.0595 per share or a value of $104,761.75. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single corporation for cash and shares of the corporation; (2) there was only one offeree who was issued stock for a combination of cash and stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Axia Group, Inc., its subsidiaries, and its officers and directors own in excess of 50% of the outstanding shares of Witchita Development Corporation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.   The Company filed one report on Form 8-K during
         the quarter for which this report is filed.

                  i. On March 1, 2001, the Company filed a Form 8K disclosing the sale of 406,349 restricted shares of its common stock to Wichita Development Corporation in exchange for a cash payment of $200,000 and 1,706,702 restricted shares of the common stock of Wichita.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 18th day of May, 2001.




               AXIA GROUP, INC.

                 /s/ Richard D. Surber
               -------------------------------
               Richard D. Surber                                    May 18, 2001
               President, Chief Executive Officer and Director




                 /s/  Ed Haidenthaller                              May 18, 2001
               ---------------------------------
                Ed Haidenthaller
                Chief Financial Officer

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


10(i)(d)   *        Stock Purchase Agreement dated July 18, 2000 between the
                    Company and World Alliance Consulting, Inc. for the purchase of 2,850,000 shares of the common stock of Chattown.com
                    Network Inc., in exchange for the transfer of 100 percent of the Company's stock in holdings in the following corporations: Oasis International Corporation, Adobe Hills
                    Ranch II, LLC, Diversified Holdings II, Inc., Diversified
                    Holdings III, Inc., Diversified Holdings V, Inc.,
                    Diversified Land & Cattle Co., Great Basin Water
                    Corporation, Lexington 3 Mile East Terrace Mountain
                    Estates, Inc., and East Little Pigeon Mountain Estates.
                    Inc., (incorporated herein by reference from the Company's Form 8-K filed on July 25, 2000).

           * Stock Purchase Agreement dated February 27, 2001, between the Company and Wichita Development Corporation for the sale of 406,349 shares of the common stock in exchange for $200,000 and the transfer of 1,706,702 shares of common stock of Wichita Development Corporation, (incorporated herein by reference from the Company's Form 8-K filed on March 1, 2001).

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.