Form 10QSB
period 2001-06-30
AXIA GROUP INC/UT
filed 2001-08-20
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                  ------------    --------------


         Commission file number:  I-9418
                                  ------


                                 AXIA GROUP INC.
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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 20, 2001 was 5,444,449.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................8

ITEM 5.  OTHER INFORMATION....................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................10

SIGNATURES...................................................................11

INDEX TO EXHIBITS............................................................12











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet June 30, 2001 ...............F-2

Consolidated Unaudited Condensed Statements of Operations for the Three and
Six Months Ended June 30, 2001 and 2000.....................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Six
Months Ended June 30, 2001 and 2000.........................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements June 30,2001 F-6









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                        AXIA GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                  June 30, 2001


                                                             June 30, 2001
                                                       -------------------------
ASSETS

   Current Assets
      Cash                                             $                 184,391
      Accounts receivable - trade, net of allowance                      531,714
      Notes receivable - current                                          12,555
      Securities available for sale                                    4,251,521
          Total Current Assets                                         4,980,181

   Fixed Assets
      Property and equipment, net                                      5,771,191
      Land                                                             1,909,902
                                                       -------------------------
          Total Fixed Assets                                           7,681,093

   Other Assets
      Real property held for sale                                        333,397
      Investment securities at cost                                      120,000
      Notes receivable                                                   255,000
          Total Other Assets                                             708,397

TOTAL ASSETS                                             $            13,369,671
                                                       =========================


                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 2001


                                                              June 30, 2001
                                                        ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                  $          132,186
      Accrued liabilities                                           82,444
      Current portion long-term debt                               797,604
                                                        ------------------
          Total Current Liabilities                              1,012,234
                                                        ------------------

   Long-Term Liabilities
      Notes and mortgages payable                                5,856,209
      IEPA liability                                               211,630
      WVDEP liability                                               48,000
      Less current portion                                        (797,604)
                                                         ------------------
          Total Long-Term Liabilities                            5,318,235

TOTAL LIABILITIES                                                6,330,469

MINORITY INTEREST                                                  609,506

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares
         authorized at $0.001 par, no shares issued                     -
      Common stock - 200,000,000 shares
           authorized at $0.001 par;
           5,424,449 shares issued and outstanding                   5,424
      Paid in capital                                           16,205,087
      Treasury stock - 441,730 shares @ $1.50/share               (662,595)
      Accumulated deficit                                       (9,260,725)
      Unrealized gain on securities available for sale             142,505
                                                        ------------------
TOTAL STOCKHOLDERS' EQUITY                                       6,429,696
                                                        ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       13,369,671
                                                        ==================

                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF
               OPERATIONS For the Three and Six Months Ended June
                                30, 2001 and 2000

                                                              Three Months Ended                      Six Months Ended
                                                                    June 30                                June 30
                                                            2001               2000               2001                2000
                                                       --------------      -------------      -------------       -------------
Revenue
     Additional gain recognition                    $               -  $          45,442    $             -    $         62,235
     Consulting revenue                                       330,981            348,978            502,034           1,158,452
     Rental revenue                                           186,201            197,722            417,329             444,120
                                                       --------------      -------------      -------------       -------------
Total Revenue                                                 517,182            592,142            919,963           1,664,807

Costs of Revenue
     Costs associated with consulting revenue                 203,219            357,204            375,886             867,379
     Costs associated with rental revenue                     312,319            192,758            485,078             366,866
     Interest associated with rental revenue                        -             24,075              6,773              38,603
                                                       --------------      -------------      -------------       -------------
Total Costs of Revenue                                        515,538            574,037            867,737           1,272,848


Gross Profit                                                    1,644             18,105             52,226             391,960

Selling, General & Administrative Expense                     180,890            397,036            281,780             700,672
                                                       --------------      -------------      -------------       -------------

Operating Profit (Loss)                                      (179,246)          (378,931)          (229,554)           (308,713)

Other Income (Expense)
     Interest Income                                               45            183,801             49,821             265,585
     Interest Expense                                        (131,467)           (63,680)          (259,777)           (192,314)
     Gain from sale of investment securities                   (5,786)           771,712           (306,730)          2,681,575
     Other income (expense)                                    (6,020)           147,787             (7,748)            196,302

                                                       --------------      -------------      -------------       -------------
Total Other Income (Expense)                                 (143,228)         1,039,621           (524,434)           2,951,147

Income (Loss) Before Minority Interest                       (322,474)           660,690           (753,988)           2,642,435

Minority Interest in Loss                                           -           (30,121)                  -            (207,902)
                                                       --------------      -------------      -------------       -------------

Net Profit (Loss)                                    $       (322,474)   $      630,569    $       (753,988)    $     2,434,533

Income (Loss) Per Common Share
     Income (loss) before minority interest          $          (0.07)   $         0.24    $          (0.16)    $          0.85
     Minority interest in gain                                      -             (0.01)                  -               (0.07)
                                                       --------------      -------------      -------------       -------------
     Net income (loss) per weighted average
     common share outstanding
                                                     $          (0.07)             0.23               (0.16)               0.78

     Weighted Average common shares
     outstanding
                                                            4,819,378         2,795,508           4,628,549           3,016,411
                                                       ==============      =============      =============       =============




                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000


                                                                                      Six Months Ended
                                                                                           June 30
                                                                                 2001                    2000
                                                                          -------------------      ----------------
Cash Flows From Operating Activities
    Net Income (Loss)                                                   $            (753,988)    $       2,434,533
    Adjustments to reconcile net income (loss) to net cash provided
    (used):
       (Gain) Loss from sale of investments                                           306,730            (2,681,575)
       Minority interest in gain (loss)                                                     -               207,901
       Depreciation & amortization                                                     93,768               155,060
       Issued stock for services                                                      218,400                     -
       Decrease (increase) in assets:
          Accounts & notes receivable                                               (139,385)             1,042,283
          Prepaid expenses                                                              3,550              (18,890)
          Securities                                                                        -           (2,074,509)
       Increase (decrease) in liabilities
          Accounts & notes payable                                                     24,369               595,938
          Accrued liabilities                                                         (98,775)             (223,768)
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Operating Activities                       $             (345,331)   $       (1,754,903)

Activites

Cash Flows From Investing Activities
    Capital expenditures                                                               65,779                     -
    Elimination of unrealized (gain) loss                                                   -              (430,314)
    Purchase of investments                                                          (592,114)           (1,082,637)
    Proceeds from sale of investments                                                 279,705             3,329,238
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Investing Activities                       $            (246,630)   $         1,816,287

Cash Flows from Financing Activities
    Sale of common stock for cash                                                     331,614                     -
    Increase (reduction) in long-term debt (non-current)                              266,318               665,519
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Financing Activities                       $              597,932   $           665,519

Increase (Decrease) in Cash                                                             5,971               726,903

Cash at Beginning of Period                                                           178,420                18,314
                                                                          -------------------      ----------------

Cash at End of Period                                                  $              184,391   $           745,217
                                                                          ===================      ================


                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

2.  Sales of Securities

During the quarter, the Company sold restricted common shares to Wichita Development Corporation in two separate transactions as well as Mr. John Fry. The transactions are as follows:

On April 27, 2001, the Company sold 90,090 shares of restricted common stock at a price of $.2775 per share for a total of $25,000 in cash. This was a private placement of securities.

On June 5, 2001, the Company sold 121,212 shares of restricted common stock to Wichita Development Corporation in return the Company received $50,000 in cash. The shares sold by the Company were valued at $.4125 per share. This was a private placement of securities.

On June 14, 2001, the Company sold 77,797 shares of restricted common stock to John Fry (a director of the company) Jr. in a private transaction for $30,000 in cash at an average price of $.3856. This transaction was subsequently recinded.

3.  Additional Footnotes Included by Reference

Except as indicated in the Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10- KSB for the year ended December 31, 2000. Therefore those footnotes are included herein by reference.







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The Company operates in two primary areas of business: the Company acquires, leases and sells real estate; and, the Company provide financial consulting services. The following discussion examines the Company's financial condition as a result of operations for the second quarter and year-to-date, 2001, and compares those results with comparable periods from last year.

Real Estate Operations
The Company's objective, with respect to real estate operations, is to acquire, through subsidiaries, properties which management believes to be undervalued and which the Company is able to acquire with limited cash outlays. The Company will consider properties within the continental United States. The Company attempts to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of common stock. Once such properties are acquired, the Company leases them to primarily commercial tenants. The Company also makes limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time.

The Company recorded rental revenues of $186,201 for the quarter ended June 30, 2001, as compared to $197,722 for the same quarter, 2000. This decline in rental revenues was due to declines in occupancy.

Currently, the Company has negative cash flows from real estate operations of $126,118 for the quarter ended June 30, 2001, compared to a negative cash flow of $19,111 for the same quarter, 2000. This is attributable to commissions paid upon refinancing properties, fees associated with purchases of properties, and a decrease in occupancy rates in conjunction with an increase in repair costs associated with the commercial spaces.

The Company will continue efforts to improve profitability and cash flow by working to increase occupancy and rental income from those properties which have a high vacancy rate as well as focusing on properties with the highest per square foot rental rates. The Company also intends to continue to purchase real estate primarily for appreciation purposes. Accordingly, the Company hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

Consulting Operations
The Company, through its majority owned Hudson Consulting Group, Inc., provides a variety of financial consulting services to a wide range of clients. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the investment community.

The Company's consulting subsidiary generates revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half or less of the stock's bid price, which accounts for the fact that most of the equity received as payment by the Company is restricted as to resale. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be compensated and to make a return on the payments for its services.

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

Revenues from the Company's financial consulting operations decreased for the quarter ended June 30, 2001, as compared to the same quarter in 2000. The Company recorded $330,981 in revenues for the quarter ended June 30, 2001, from its financial consulting operations as compared to $348,978 for the same period of 2000. This decrease was due to a slow down in consulting activities, due in part to adverse conditions in the marketplace. The company anticipates that revenues in this area will rebound as current projects in the pipeline come to fruition.

During the quarter ended June 30, 2001, the Company sold investment securities owned by the Company and its subsidiaries. The bulk of the securities sold were securities that the Company and its majority owned subsidiaries acquired in past years for services rendered to clients by the Company's consulting subsidiaries. During the quarter ended June 30, 2001, the Company and its subsidiaries sold $87,755 in investment securities. The Company's basis in the securities was approximately $128,789. The company continued to liquidate securities it felt would not rebound to prevent future losses and to provide needed working capital.

Company Operations as a Whole

Revenues
Gross revenues for the three month periods ended June 30, 2001 were $517,182, as compared to $592,142 for the same period in 2000. Gross revenues for the quarter ended June 30, 2001, decreased 13% from June 30, 2000. The decrease in revenues is due to a $45,442 decrease in additional gain recognition, a $17,997 decrease in consulting revenues, and a $11,521 decrease in rental revenues.

Gross revenues for the six month periods ended June 30, 2001 were $919,963, as compared to $1,664,807 for the same period in 2000. The decrease in revenues is due to a $62,235 decrease in additional gain recognition, a $656,418 decrease in consulting revenues, and a $26,791 decrease in rental revenues.

Profits
The Company recorded an operating loss of $179,246 for the three months ended June 30, 2001, compared to an operating loss of $378,931 for the comparable period in the year 2000. The Company recorded a net loss of $322,474 for the three months ended June 30, 2001, compared to a net profit of $630,569 for the comparable period in 2000. The Company's decrease in net profitability for the three month period ended June 30, 2001, as compared to the same period in 2000, was due to the lack of gains from the sale of investment securities.

The Company's operating loss of $229,554 for the six months ended June 30, 2001, is substantially less than an operating loss of $308,713 for the comparable period in the year 2000. The Company recorded a net loss of $753,988 for the six months ended June 30, 2001, compared to a net profit of $2,434,533 for the comparable period in 2000. The Company's decrease in net profitability for the six month period ended June 30, 2001, as compared to the same period in 2000, was due to the lack of gains from the sale of investment securities as well as a $265,000 reduction in interest income.

The Company is uncertain as to whether it will operate at a profit through fiscal 2001. Since the Company's activities are closely tied to the securities markets, future profitability or its revenue growth tends to follow changes in the market place. There can be no guarantee that profitability or revenue growth can be sustained in the future.

Expenses
General and administrative expenses for the three months ended June 30, 2001, were $180,890 compared to $397,036 for the same period in 2000. General and administrative expenses for the six months ended June 30, 2001, were $281,780 compared to $700,672 for the same period in 2000. The reason for the decrease is continued efforts to streamline operations and to eliminate non-performing assets and their associated administrative expenses.

Depreciation and amortization expenses for the three months ended June 30, 2001, and June 30, 2000, were $93,768 and $155,060, respectively. The decrease was due to a disposition of assets during 2000 as well as some assets being fully depreciated and not yet replaced.

Capital Resources and Liquidity
On June 30, 2001, the Company had current assets of $4,980,181 and $13,369,671 in total assets compared to $2,918,238 of current assets and $11,467,275 in total assets at the year ended December 31, 2000. The Company had net working capital of $3,967,947 on June 30, 2001, compared to net working capital of $1,684,645 on December 31, 2000. The increase in total assets is attributable to unrealized gains on securities available for sale for the quarter. The major contributing factor to the change in working capital is the receipt of securities for consulting services which have appreciated in value since their receipt.

Total stockholders' equity in the Company was $6,429,696 as of June 30, 2001, compared to $4,719,212 as of December 31, 2000 and $5,841,140 on March 31, 2001.
This increase is also attributable to the receipt of securities and their respective increase in value mentioned above.

Net Cash flow used in operating activities was $345,331 for the six months ended

June 30, 2001, compared to cash flow used in operating activities of $1,754,903 for the six months ended June 30, 2000. Cash flows used in operating activities for the six months ended June 30, 2001, are primarily attributable to loss on the sale of investments and changes in net current assets and liabilities.

Cash flow used by investing activities was $246,630 for the six months ended June 30, 2001, compared to cash flow provided by investing activities of $1,816,287 for the same period in 2000. The decrease is largely due to the purchase of investment securities coupled with a large reduction in the proceeds from the sale of investment securities.

Cash flow provided by financing activities was $597,932 for the six months ended June 30, 2001, compared to cash flows provided by financing activities of $665,519 for the six months ended June 30, 2000. The decrease was largely due to financing through sale of common stock rather than financing through debt issuances.

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

ITEM 1.           LEGAL PROCEEDINGS

During the second quarter of 2001, with the exception of information provided below no material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 2000

         American Registrar & Transfer Company v. YP.Net, Inc. f/k/a Rigl Corporation, Bruce M. Pritchett, Hudson Consulting Group, Inc., Montana Capital International, Ltd. and Moore & Elrod, Inc.. American Registrar & Transfer Company on or about March 20, 2000, filed an interpleader action in the Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 000902312. It filed suit claiming that there was a dispute as to 732,667 shares of the common stock of YP.Net held in the name of Hudson. Hudson accepted service of the complaint and filed an answer, a counter claim and a cross claim. In the counter claim Hudson asserted that American Registrar had no right to deny the transfer of the subject shares. In the cross claim Hudson seeks damages against YP.Net for its failure to deliver 542,667 shares of common stock due to Hudson under the terms of a written agreement between the parties. Yp.Net has refused to make an appearance in the case and Hudson has served its cross claim on YP.Net, answer to that claim is due on or about the 2nd of April 2001. Management intends to pursue its right to the transfer of the interplead shares and the recovery of the additional shares of common stock set forth in its cross claim. Shares of YP.Net trade on the "pink sheets" and have not traded for more than $0.50 since September of 2000. Subsequent to the end of the period, this case has been settled by mediation accepted by the court. The Company will receive $85,000 cash in return for the cancellation of the shares previously issued to it and release of further claims on shares it may have been due.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On April 27, 2001, the Company issued 90,090 shares of its common stock at $0.2775 per share to Wichita Development Corporation for cash pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to one corporation for cash; (2) there was only one offeree who was issued stock for cash; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On June 6, 2001, the Company sold 121,212 shares of restricted common stock to Wichita Development Corporation in return the Company received $50,000 in cash. The shares sold by the Company were valued at $.4125 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single corporation for cash; (2) there was only one offeree who was issued stock for cash; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Axia Group, Inc., its subsidiaries, and its officers and directors own in excess of 50% of the outstanding shares of Witchita Development Corporation.

On June 14, 2001, the Company sold 77,7972 shares of restricted common stock to John E. Fry Jr. in return the Company received $30,000 in cash. The shares sold by the Company were valued at $.3856 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual for cash; (2) there was only one offeree who was issued stock for cash; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company. This transaction has subsequently been rescinded and the shares have been canceled.

ITEM 5.           OTHER INFORMATION

In a continuing effort to streamline operations, the Company has merged operations of Canton Financial Services Corporation with Hudson Consulting Group, Inc. Hudson is the surviving company. This will provide for better matching of income and expenses of the Company's consulting divisions.

On June 25, 2001, West Jordan Real Estate Holdings, Inc. (WJRH), a majority owned subsidiary of the Company, purchased a 77,256 square foot shopping center located in Salt Lake City. WJRH purchased the property pursuant to a lease option agreement that it entered into several years ago. WJRH purchased the property for approximately $799,000 through bank financing in the amount of $650,000 and accrued cash payments. WJRH will use approximately $125,000 of the bank financing to make renovations to the property. The shopping center's current occupancy rate is in excess of 90% and generates a positive cash flow. According to a recent MAI appraisal, the property is valued at $1.49 million meaning that WJRH currently has equity in excess of $850,000. This MAI appraisal was based upon income numbers which are no longer current. Consequently, it is management's belief that the property's current market value would be in excess of $2,000,000.

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




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 20th day of August, 2001.




AXIA GROUP, INC.

  /s/ Richard D. Surber
---------------------------
Richard D. Surber                                           August 20, 2001
President, Chief Executive Officer and Director




 /s/  Ed Haidenthaller                                      August 20, 2001
---------------------------
Ed Haidenthaller
Chief Financial Officer

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