Form 10QSB
period 2001-09-30
AXIA GROUP INC/UT
filed 2001-11-19
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 19, 2001 was 5,366,652.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................10

SIGNATURES...................................................................11

INDEX TO EXHIBITS............................................................12











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet September 30, 2001 ...........F-2

Consolidated Unaudited Condensed Statements of Operations for the Three and
Nine Months Ended September 30, 2001 and 2000................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Nine
Months Ended September 30, 2001 and 2000.....................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements
September 30, 2001...........................................................F-6









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                        AXIA GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                               September 30, 2001


                                                            September 30,
                                                                2001
                                                          --------------
ASSETS

   Current Assets
      Cash                                                $      149,542
      Accounts receivable - trade, net of allowance              426,914
      Prepaid expenses                                             5,000
      Notes receivable - current                                  89,500
      Securities available for sale                            1,944,448
          Total Current Assets                                 2,615,404

   Fixed Assets
      Property and equipment, net                              5,417,675
      Land                                                     1,804,902
                                                          --------------
          Total Fixed Assets                                   7,222,577

   Other Assets
      Real property held for sale                                333,397
      Investment securities at cost                              120,000
      Notes receivable                                           255,000
          Total Other Assets                                     708,397

TOTAL ASSETS                                              $   10,546,378
                                                          ==============


                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                               September 30, 2001

                                                                                        September 30,
                                                                                           2001
                                                                                     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities
      Accounts payable                                                               $       115,684
      Accrued liabilities                                                                     82,844
      Ernest money deposits                                                                   25,500
      Current portion long-term debt                                                         113,522
          Total Current Liabilities                                                          337,550
                                                                                     ---------------

   Long-Term Liabilities
      Notes and mortgages payable                                                          5,417,468
      IEPA liability                                                                         195,630
      WVDEP liability                                                                         46,499
      Less current portion                                                                  (113,522)
          Total Long-Term Liabilities                                                      5,546,075

TOTAL LIABILITIES                                                                          5,883,625

MINORITY INTEREST                                                                            609,506

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par, no shares issued - Common stock - 200,000,000 shares authorized at $0.001 par;
           5,366,652 shares issued and outstanding                                             5,366
      Paid in capital                                                                     16,178,145
      Treasury stock - 441,730 shares @ $1.50/share                                         (662,595)
      Accumulated deficit                                                                 (9,936,473)
      Unrealized gain on securities available for sale                                    (1,531,196)
TOTAL STOCKHOLDERS' EQUITY                                                                 4,053,247
                                                                                     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    10,546,378
                                                                                     ===============

                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2001 and 2000

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30                           September 30
                                                        2001               2000                2001                 2000
                                                    -------------     --------------      ---------------       -------------
Revenue
     Sale of property                               $           -    $     2,126,479     $                     $    2,126,479
     Additional gain recognition                                -             30,000                    -              92,235
     Consulting revenue                                   396,916            545,074              898,950           1,703,526
     Rental revenue                                       236,656            269,493              653,985             713,614
                                                    -------------     --------------      ---------------       -------------
Total Revenue                                             633,572          2,971,046            1,552,935           4,635,854

Costs of Revenue
     Costs of sales of property                                 -          1,470,287                    -           1,470,287
     Costs assoc. with consulting revenue                 126,030            342,505              501,916           1,209,884
     Costs associated with rental revenue                 181,882             48,793              666,960             415,659
     Interest associated with rental revenue                    -              5,927                6,773              44,530
                                                    -------------     --------------      ---------------       -------------
Total Costs of Revenue                                    307,912          1,867,512            1,175,649       3,140,360
                                                                                                                =========

Gross Profit                                              325,660          1,103,534              377,286           1,495,494

General & Administrative Expense                          148,208            615,175              429,988           1,315,848
                                                    -------------     --------------      ---------------       -------------

Operating Profit (Loss)                                   177,452            488,359             (52,702)             179,646

Other Income (Expense)
     Interest Income                                          773             94,343               50,594             359,928
     Interest Expense                                    (66,900)          (102,479)            (326,677)           (294,793)
     Gain (loss) on disposal of subs                     (38,718)                  -             (38,718)                   -
     Gain from sale of investment securities            (375,218)            251,466            (681,948)           2,931,732
     Impairment loss on long lived assets               (117,946)                  -            (117,946)                   -
     Other income (expense)                             (254,591)          (109,815)            (262,339)              86,487
                                                    -------------     --------------      ---------------       -------------
Total Other Income (Expense)                            (852,600)            133,515                                3,083,354

Income (Loss) Before Minority Interest                  (675,108)            621,874          (1,429,736)           3,263,000

Minority Interest in Loss                                       -           (61,202)                    -           (269,103)
                                                    -------------     --------------      ---------------       -------------

Net Income (Loss) before income taxes               $   (675,108)     $      560,672      $   (1,429,736)       $   2,993,897

     Provision for income taxes                                 -                  -                    -                   -
                                                    -------------     --------------      ---------------       -------------

Net Income (Loss)                                   $   (675,108)     $      560,672      $   (1,429,736)       $   2,993,897

Income (Loss) Per Common Share
     Income (loss) before minority interest         $      (0.13)     $         0.21      $        (0.30)       $        1.06
     Minority interest in gain                                  -              (0.02)                   -               (0.09)
                                                    -------------     --------------      ---------------       -------------
     Net income (loss) per weighted average
     common share outstanding
                                                $          (0.13)               0.19               (0.30)                0.97

     Weighted average common shares
     outstanding
                                                       5,392,000           2,992,000           4,939,000           2,796,000
                                                    =============     ==============      ===============       =============



                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000

                                                                                      Six Months Ended
                                                                                        September 30
                                                                                 2001                    2000
                                                                          -------------------      ----------------
Cash Flows From Operating Activities
    Net Income (Loss)                                                    $         (1,429,736)    $       2,993,897
    Adjustments to reconcile net income (loss) to net cash:
       (Gain) Loss from sale of investments                                           681,948               116,022
       Minority interest in gain (loss)                                                     -               269,103
       Depreciation & amortization                                                    161,004               175,661
       Loss on sale of subsidiary                                                      38,718                     -
       Impairment loss on long lived assets                                           117,946                     -
       Issued stock for services                                                      221,400                     -
       Decrease (increase) in assets:
          Accounts & notes receivable                                               (111,530)             1,140,354
          Prepaid expenses                                                            (1,450)               (7,407)
          Securities                                                                        -           (3,093,068)
       Increase (decrease) in liabilities
          Accounts & notes payable                                                     37,285             (410,792)
          Accrued liabilities                                                         (98,375)            (253,769)
          Current portion of long term debt                                                 -             (981,364)
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Operating Activities                       $             (382,790)   $           94,923

Activites

Cash Flows From Investing Activities
    Capital expenditures                                                             (65,779)              (72,588)
    Decrease (increase) in long-term notes                                                  -                46,299
    Proceeds from sale of subsidiaries                                                    200                     -
    Payment of dividends                                                                    -             (116,022)
    Elimination of unrealized (gain) loss                                                   -             (846,270)
    Purchase of investments                                                         (293,297)             (155,742)
    Proceeds from sale of investments                                                 326,886             4,080,943
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Investing Activities                       $             (31,990)   $         2,936,620

Cash Flows from Financing Activities
    Purchase of treasury stock                                                              -             (663,027)
    Sale of common stock for cash                                                     301,614                73,440
    Increase (reduction) in long-term debt                                             84,288           (2,087,757)
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Financing Activities                       $              385,902   $       (2,677,344)

Increase (Decrease) in Cash                                                          (28,878)               354,199

Cash at Beginning of Period                                                           178,420                18,314
                                                                          -------------------      ----------------

Cash at End of Period                                                  $              149,542   $           372,513
                                                                          ===================      ================

Supplemental Disclosures
   Interest paid in cash                                                              326,677               337,884
                                                                          -------------------      ----------------


                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

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

2.  Non-Cash Disclosures

During the nine months ended September 30, 2001, the Company:

         a.   Recorded unrealized holding losses on securities of $240,757
         b. Sold 2 wholly owned subsidiaries with land, property and equipment of $317,048, and accounts and notes payable of $278,130 for $200, thus recognizing a loss on the sale of $38,718.

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







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
General
The Company operates in two primary areas of business: the Company acquires, leases and sells real estate; and, the Company provide financial consulting services. The following discussion examines the Company's financial condition as a result of operations for the third quarter and year-to-date, September 30, 2001, and compares those results with comparable periods from last year.

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

The Company recorded rental revenues of $236,656 for the quarter ended September 30, 2001, as compared to $269,493 for the same quarter, 2000. This decline in rental revenues was due to declines in occupancy.

Currently, the Company has positive cash flows from real estate operations of $54,774 for the quarter ended September 30, 2001, compared to a positive cash flow of $214,773 for the same quarter, 2000. This is attributable to commissions paid upon refinancing properties, fees associated with purchases of properties, and a decrease in occupancy rates in conjunction with an increase in repair costs associated with the commercial spaces.

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

The Company generates cash flow, in part, by liquidating non-cash assets (equity securities) received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by the Company are somewhat tied to the price of its clients' securities and the Company's ability to sell such securities. A decline in the market price of a client's stock can affect the total asset value of the Company's balance sheet and can result in the Company incurring substantial losses on its income statement. The Company generally books securities that it accepts as payment at a 50% to 95% discount of the current market value at the time the Company accepts the securities due to illiquidity of the securities and because of restrictions on resale.

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

Revenues from the Company's financial consulting operations decreased for the quarter ended September 30, 2001, as compared to the same quarter in 2000. The Company recorded $396,916 in revenues for the quarter ended September 30, 2001, from its financial consulting operations as compared to $545,074 for the same period of 2000. This decrease was due to a slow down in consulting activities, due in part to adverse conditions in the marketplace. The Company anticipates that revenues in this area will rebound as market conditions improve.

During the quarter ended September 30, 2001, the Company sold investment securities owned by the Company and its subsidiaries. The bulk of the securities sold were securities that the Company and its majority owned subsidiaries acquired in past years for services rendered to clients by the Company's consulting subsidiaries. During the quarter ended September 30, 2001, the Company and its subsidiaries sold $61,286 in investment securities. The Company's basis in the securities was approximately $517,869. The company continued to liquidate securities it felt would not rebound to prevent future losses and to provide needed working capital.

Company Operations as a Whole

Revenues
Gross revenues for the three month periods ended September 30, 2001 were $633,572, as compared to $2,971,046 for the same period in 2000. The decrease in revenues is due to a lack of sale of property revenue of $2,126,479, a lack of additional gain recognition of $30,000, a $148,158 decrease in consulting revenues, and a $32,837 decrease in rental revenues.

Gross revenues for the nine month periods ended September 30, 2001 were $1,552,935, as compared to $4,635,854 for the same period in 2000. The decrease in revenues is due to a lack of $2,126,479 in the sale of property, a lack of $92,235 in additional gain recognition, a $804,576 decrease in consulting revenues, and a $56,629 decrease in rental revenues.

Profits
The Company recorded an operating profit of $177,452 for the three months ended September 30, 2001, compared to $488,359 for the comparable period in the year 2000. The Company recorded a net loss of $675,108 for the three months ended September 30, 2001, compared to a net profit of $560,672 for the comparable period in 2000. The Company's decrease in net profitability for the three month period ended September 30, 2001, as compared to the same period in 2000, was due largely to the lack of revenues from the sale of property and gains on the sale of securities.

The Company's operating loss of $52,702 for the nine months ended September 30, 2001, is unfavorable when compared to the operating profit of $179,646 for the comparable period in the year 2000. However, a major factor in that difference was the $2,126,479 in revenue from the sale of property in 2000. When that transactions is removed, the net operating loss for 2000 would have been $476,546. The Company recorded a net loss of $1,429,736 for the nine months ended September 30, 2001, compared to a net profit of $2,993,387 for the comparable period in 2000. The Company's decrease in net profitability for the nine month period ended September 30, 2001, as compared to the same period in 2000, was due to the lack of gains from the sale of property as well as net losses on the sale of securities of $681,948.

The Company is uncertain as to whether it will operate at a profit through fiscal 2001. Since the Company's activities are closely tied to the securities markets, future profitability or its revenue growth tends to follow changes in the market place. The downturn in the markets due to the events of September 11, 2001, have severely hampered the Company's efforts to improve profitability by selling securities in the marketplace. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses
General and administrative expenses for the three months ended September 30, 2001, were $148,208 compared to $615,175 for the same period in 2000. General and administrative expenses for the nine months ended September 30, 2001, were $429,988 compared to $1,315,848 for the same period in 2000. The reason for the decrease is continued efforts to streamline operations and to eliminate non-performing assets and their associated administrative expenses.

Depreciation and amortization expenses for the nine months ended September 30, 2001, and September 30, 2000, were $136,054 and $175,661, respectively. The decrease was due to a disposition of assets during 2000 as well as some assets being fully depreciated and not yet replaced.

Capital Resources and Liquidity
On September 30, 2001, the Company had current assets of $2,615,404 and $10,656,878 in total assets compared to $2,918,238 of current assets and $11,467,275 in total assets at the year ended December 31, 2000. The Company had net working capital of $2,277,854 on September 30, 2001, compared to net working capital of $1,684,645 on December 31, 2000. The decrease in total assets is attributable to unrealized losses on securities available for sale for the quarter. The major contributing factor to the change in working capital is the receipt of securities for consulting services which fluctuate in value from quarter to quarter.

Total stockholders' equity in the Company was $4,053,247 as of September 30, 2001, compared to $4,719,212 as of December 31, 2000. This decrease is also attributable to the receipt of securities and their respective decrease in value mentioned above.

Net Cash flow used in operating activities was $382790 for the nine months ended September 30, 2001, compared to cash flow provided by operating activities of $94,923 for the nine months ended September 30, 2000. Cash flows used in operating activities for the nine months ended September 30, 2001, are primarily attributable to loss on the sale of investments and changes in net current assets and liabilities.

Cash flow used by investing activities was $31,990 for the nine months ended September 30, 2001, compared to cash flow provided by investing activities of $2,936,620 for the same period in 2000. The decrease is largely due to the purchase of investment securities coupled with a large reduction in the proceeds from the sale of investment securities.

Cash flow provided by financing activities was $385,902 for the nine months ended September 30, 2001, compared to cash flows used in financing activities of $2,677,344 for the nine months ended September 30, 2000. The decrease was largely due to financing through sale of common stock rather than financing through debt issuances.

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

ITEM 1.           LEGAL PROCEEDINGS

During the second quarter of 2001, with the exception of information provided below no material developments occurred regarding the Company's legal proceedings. For more information please see the Company's Form 10-KSB for the year ended December 31, 2000

         CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - Suit was filed on January 10, 1997 in the Circuit Court of Cook County, Law Division as file no. 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants. The company has filed a Third Amended Complaint in the case. The Defendant has filed a counterclaim for damages, seeking recovery of lease payments for the tire shredding equipment. The Company has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million. Settlement discussions are ongoing pending additional hearings before the court on the Defendants motion to dismiss the Company's causes of action.

         Canton Financial Service Corporation v. Network Systems International, Inc. - CFSC's claim was pending before the Circuit Court for the Thirteenth judicial Circuit, in and for Hillsborough County, State of Florida, Civil Division, Case Number 98-657-A. The complaint seeks payment of consulting fees and the delivery of shares, an obligation created in the merger of a third party with an existing corporation and the services of CFSC in bringing that event to pass. Cash in the amount of $15,000 was sought plus delivery of 355,029 shares of the common stock of Network Systems International, Inc. This matter was settled by agreement of all parties, Canton Financial will receive a total of 350,000 shares of Network's common stock which must be divided with counsel and consultants, additionally options for an equal number of shares of common stock are also to be delivered to Hudson by January 1, 2002.

         Hudson Consulting Group, Inc. v. Chequemate International, Inc., dba C-3D Digital, Inc.. Suit was filed on November 16, 2000 in the Third Judicial District Court, for Salt Lake County, State of Utah, Civil No. 000909325. The Company seeks recovery of its damages as a result of the failure of Chequemate to deliver 75,000 shares of its common stock as provided for in an Advisory Agreement between the parties dated July 29, 1999. Damages are sought for the highest value of these shares during the period that delivery was not made, in late July of 2000 the shares traded at approximately $2.68 per share. Partial delivery of shares due under the agreement have been received by Hudson in June of 2000 leaving 75,000 shares due and owing. No dispute or basis for the failure to deliver the shares has ever been received by Hudson. Service of process was completed recently and contacts with Chequemate have been made to discuss settlement of this litigation.

         American Registrar & Transfer Company v. YP.Net, Inc. f/k/a Rigl Corporation, Bruce M. Pritchett, Hudson Consulting Group, Inc., Montana Capital International, Ltd. and Moore & Elrod, Inc.. American Registrar & Transfer Company on or about March 20, 2000, filed an interpleader action in the Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 000902312. It filed suit claiming that there was a dispute as to 732,667 shares of the common stock of YP.Net held in the name of Hudson. Hudson accepted service of the complaint and filed an answer, a counter claim and a cross claim. In the counter claim Hudson asserted that American Registrar had no right to deny the transfer of the subject shares. In the cross claim Hudson seeks damages against YP.Net for its failure to deliver 542,667 shares of common stock due to Hudson. The parties reached a mutual agreement as to the settlement of this cause of action during court ordered mediation, Hudson received a cash payment of $85,000 and returned all shares of YP.Net common stock that it had been holding.

            Hudson Consulting Group, Inc. v. Technical Ventures, Inc.
                            Suit was filed by Hudson
           -------------------------------------------------------------

Consulting Group, Inc. on October 10, 2001, against Technical Ventures, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc. common stock has not been delivered to Hudson as required by the agreement. The trial court has authorized service on Technical Ventures, Inc. by certified mail to be served by the clerk of the court, that process is pending as of the present.


ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On August 2, 2001, the Company issued 20,000 shares of restricted common stock to Bob Welch for services rendered in debt restructuring and possible refinancing of some properties, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

ITEM 5.           OTHER INFORMATION

On August 2, 2001, the Company divested itself of two subsidiaries, Nephi Development Corporation and Taylors Landing, in a private transaction involving the sale of 100% of the outstanding stock held by

Diversified Holdings I, Inc. (a division of Axia Group, Inc.) in exchange for $200 cash. Both of these companies owned property in Nephi, Utah which have been vacant for some time and, in the Company's opinion, do not have the potential to be rented any time soon. The acquiring company, USA Sunrise Beverages Inc., assumed all related liabilities and assets of both companies. This transaction was undertaken as part of the Company's continuing effort to eliminate non-performing assets and streamline operations.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed three reports on Form 8-K during the quarter for which this report is filed. They are as follows:

         (1) On August 24, 2001, the Company filed a Form 8-K disclosing the filing of a "Certificate of Determination of the Rights and Preferences of Preferred Stock" for Axia Group Inc. for 5,000,000 shares out of the 20,000,000 authorized.

         (2) September 17, 2001, the Company filed a Form 8-K disclosing the resignation of Mantyla McReynolds as the Company's independent auditors.

         (3) On October 9, 2001, the Company filed a Form 8-K disclosing the retention of Tanner and Company as the new independent auditors for the Company.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 19th day of November, 2001.




AXIA GROUP, INC.

/s/ Richard D. Surber
---------------------
Richard D. Surber                                            November 19, 2001
President, Chief Executive Officer and Director




 /s/  Ed Haidenthaller                                      November 19, 2001
----------------------------
Ed Haidenthaller
Chief Financial Officer

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