Form 10KSB
period 2001-12-31
AXIA GROUP INC/UT
filed 2002-04-16
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ------- to
----------

         Commission file number:  I-9418
                                  ------


                                Axia Group, Inc.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)


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

                                 (801) 575-8073
                                  -------------
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

The issuer's total consolidated revenues for the year ended December 31, 2001, were $1,594,182.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $932,533 based on the average closing bid and asked prices for the Common Stock on April 12, 2002.

At April 16, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 6,882,535.


                                Table of Contents


                                     Part I

Item 1.       Description of Business..................................................................  1

Item 2.       Description of Property..................................................................  5

Item 3.       Legal Proceedings........................................................................  10

Item 4.       Submission of Matters to a Vote of Security-Holders......................................  11

                                     Part II

Item 5.       Market for Common Equity and Related Stockholder Matters................................   12

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of                 13
                       Operation.......................................................................

Item 7.       Financial Statements.....................................................................  19

Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial                  22
                       Disclosure......................................................................

                                    Part III

Item 9.       Directors and Executive Officers.........................................................  22

Item 10.      Executive Compensation...................................................................  23

Item 11.      Security Ownership of Certain Beneficial Owners and Management...........................  24

Item 12.      Certain Relationships and Related Transactions...........................................  25

Item 13.      Exhibits, List, and Reports on Form 8-K..................................................  26

                       Signatures......................................................................  28


ITEM 1.           DESCRIPTION OF BUSINESS

Business Development
--------------------

As used herein, the term "Axia" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Axia was originally incorporated on July 10, 1984, and changed its state of incorporation to Nevada on March 9, 1993. On December 6, 2000 Axia changed its name from CyberAmerica Corporation to Axia Group, Inc.

Axia was originally involved in the manufacturing business. Since 1992, Axia has been a holding company whose subsidiaries' operations consist primarily of financial consulting services, the acquisition, management, sale and lease of real estate holdings and public vehicles.

Organization
------------

The following chart shows Axia's organizational structure in effect as of the date of this filing, April 16, 2002.






                    [THIS SPACE IS LEFT BLANK INTENTIONALLY]



                                          Axia Group, Inc.
                          ------------------------------------------------


                                        Nexia Holdings, Inc.
                                    (fka. Kelly's Coffee Group)
                          ------------------------------------------------


           Downtown
          Development                                                      Diversified Holdings I,
          Corporation                                                                Inc.
------------------------------- -------- --------  -----------------  ----------------------------------

                                                        Canton Industrial
     Canton Tire Recycling                             Corporation of Salt                           Canton Wild Horse
     of West Virginia, Inc                                  Lake City                                  Ranch II, Inc
------------------------------- --------           ---------------------------- ------- ------- ---------------------------


      Golden Opportunity
          Development                                   Hudson Consulting                                Salt Lake
          Corporation                                      Group, Inc.                               Development, Inc.
------------------------------- --------           ---------------------------- ------- ------- ---------------------------


        Wasatch Capital                                  West Jordan Real                               Diversified
          Corporation                                 Estate Holdings, Inc.                         Holdings XIX, Inc.
------------------------------- --------           ---------------------------- ------- ------- ---------------------------


                                                       Oasis International
           Torchmail                                    Hotel and Casino,
      Communication, Inc                                       Inc.
-------------------------------                    ---------------------------- -------


                      Wichita Development
                          Corporation
               ----------------------------------


      Kearns Development                           Wichita Properties
          Corporation                                 Corporation
-------------------------------          --------------------------------------

Axia, through its subsidiaries has an indirect interest in approximately 20 shell companies. Axia, through Hudson Consulting Group, intends to provide assistance in finding operations for these companies through reverse mergers with operating companies. The value of these companies cannot be determined at this time in light of the fact that: 1) no substantial assets are currently in the companies; 2) Axia has identified no business opportunities for these companies; and 3) Axia's shareholding in these entities are illiquid. Axia and Axia's president have assisted in filing Form 10-SB's to enable some of these companies to become fully reporting under the Securities Exchange Act of 1934. Axia's president now also holds a substantial interest in these entities.

Business of Issuer
------------------

Financial Consulting

Axia, through its subsidiary, Hudson Consulting Group, Inc., provides a variety of financial consulting services to a wide range of clients.

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, Axia helps client companies by creating a series of infrastructure-based partnerships that take advantage of Axia's expertise in: uncovering private placement funding sources; strategic business planning; SEC registration documentation; transactional document preparation; restructuring capital information; identifying merger and acquisition opportunities; and investor relations.

Axia's clients may choose to be acquired by Axia's reporting companies and create their own public shareholder base with a self underwritten offering or may choose to perform a registered spin-off or dividend with the help of Axia's consulting. The self-underwritten option requires a company to raise capital before obtaining a quote, whereas an SEC registered spin-off or dividend enables clients to obtain a quote prior to raising any new capital.

Axia employs several methods to locate prospective clients. We advertise directly through print media to attract both private and public corporations to engage our services, obtain referrals from previous clients and do our own research of various databases that profile public companies.

Axia charges clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain Axia's services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs Axia's cash flow, and for this reason acceptable payments and the size of payments Axia charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

Entities from many different industries employ Axia's consulting services. The decision to accept a prospective client depends on the client's financial stability, the type of services needed, and the compensation format. A key to Axia's success is management's ability to improve and maintain its client base and successfully liquidate securities received as compensation for its services.

Real Estate Investment

Axia's real estate operations primarily involve the acquisition, management, lease and sale of real estate holdings. Over the past seven years, Axia has acquired a wide variety of commercial and residential properties. Axia owns several properties in Utah and other parts of the United States. Axia seeks to locate and acquire undervalued real estate (which is primarily commercial) with little or no cash down. Once acquired, Axia's real estate holdings are leased. Though Axia seeks to generate and maximize rental income through the management and lease of the property, Axia's primary goal is to acquire real estate which will substantially appreciate in value and for which Axia can realize a substantial gain upon disposition. There is a risk that the properties acquired may decline in value rather than appreciate. In 2001, the Company recognized impairment losses of $562,859 due to the decline in value of property. For further information on Axia's real estate holdings, see "Item 2. Description of Property" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

Axia is a holding company. As of December 31, 2001, Axia's subsidiaries had a total of 9 full time employees.

Reports to Security Holders

Axia is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. If Axia should choose to create an annual report, it will contain audited financial statements. Axia intends to file all of its required information with the SEC. Axia plans to file its 10-KSB, 10-QSB and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by Axia with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by Axia with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information may be found at Axia's web sites: www.axiagroupinc.com and www.hudsonconsult.com and www.nexiaholdings.com.

ITEM 2.           DESCRIPTION OF PROPERTY

Location and Description

Axia owns or leases industrial, commercial, warehouse, office, and undeveloped commercial and residential real estate. The acquisition of properties has not been limited to any specific geographic area, but has been dictated by the perceived appreciation potential and terms of financing. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of 2001, Axia owned, leased, or had interests in properties in Utah, Louisiana, Kansas, and West Virginia.

Investment Policies

Axia's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. During the past year, Axia has continued to place an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, Axia's policy has been to focus primarily on terms of financing and potential return on capital. Axia generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of Axia's common stock. Axia has been successful in acquiring several properties in this manner.

Axia has no present intention to invest in first or second mortgages, interests in Real Estate Investment Trusts (REITs), or Real Estate Limited Partnerships. However, Axia's board of directors is not precluded in the future from considering or participating in such investments.

Axia currently has no limitations on the percentage of assets which may be invested in any one investment or the type of securities and investments in which it may invest. However, the board of directors in its discretion may set policies without a vote of Axia's securities holders regarding the percentage of assets which may be invested in any one investment or type of investment. Axia's current policy is to evaluate each investment based upon its potential capital return to Axia on a relatively short term basis. Furthermore, Axia does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust except as may be incidental to its primary purpose of acquiring real estate.

There is a risk that Axia may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operation of its properties. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, Axia does not have sufficient rental revenues to cover the debt service and operating costs of all properties. Axia currently has to use capital from other sources to fund this deficit. Although management hopes to increase the occupancy rates, and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made. There is also a risk that the properties acquired may decline in value.

Description of Real Estate and Operating Data

Below is a list of the properties owned by Axia and/or its consolidated subsidiaries as of December 31, 2001. Also included are any changes in the ownership status of such properties which have occurred between the end of 2001 and the filing of this Form 10-KSB. All reference to current principal balances of encumbrances against the properties are as of December 31, 2001, only.

Commercial Properties
---------------------

Axia's subsidiaries own interests in the six commercial properties described below.

Golden Opportunity Development Corporation ("GODC")

Axia, through its majority owned subsidiary, Golden Opportunity Development Corporation ("GODC"), a Nevada corporation, has historically been engaged in the business of operating and acquiring hospitality property. Prior to January 4, 2002, GODC owned the General Lafayette Inn, a 134 unit motel and restaurant, and four adjacent office/retail buildings, located at 427 Lafayette Street, Baton Rouge, Louisiana. On January 4, 2002, GODC sold the motel and adjacent buildings, its sole assets. These were sold for cash, in the amount of $2,332,000, to Lafayette Development Holdings, LLC., a Louisiana Limited Liability Company. After payment of taxes, real estate commissions, and the mortgage on the property, GODC realized net cash of $337,000.

In anticipation of this sale Axia recognized an impairment loss of $562,859. There is no material relationship between Lafayette Development Holdings, LLC., and GODC, or any of their affiliates, or any of their officers or directors, or any associate of such officers or directors. This transaction was brokered by Brooks Hearn, a real estate broker in Baton Rouge, Louisiana. The property had negative cash flows of $196,462 for the year ended 2001, and net losses of $348,299 through the year ended December 31, 2001.

Salt Lake Development, Inc. ("SLD")

SLD, a 78.67% owned subsidiary of Axia, owns a building located at 268 West 400 South in Salt Lake City, Utah which is currently used as Axia's headquarters and principal offices. The building is two stories with 14,347 net rentable square feet of office space. SLD purchased the property on March 6, 1998, by exercising its option to purchase the property through the payment of $418,762. SLD financed the purchase price and borrowed an additional sum of $222,489, which is secured by the property. At December 31, 2001, the outstanding debt on the property was $626,314 with monthly payments of $6,413. SLD is of the opinion that this property is adequately covered by insurance.

Axia currently occupies approximately 36% of the building. A telemarketing company subleases 24% of the building and has a lease to rent an additional 9% of the building as of April 1, 2002. Total annual rents, as of March 31, 2002, from the unrelated tenants equal $56,545, or $12.45 per square foot. There is approximately 2000 square feet of office space currently available for lease as executive office space. Improvements have been made to the property including carpeting, painting and remodeling the second floor. The office space in the building competes with other available office space in the downtown area of Salt Lake City.

Wasatch Capital Corporation ("Wasatch")

Wasatch, a 80.23% owned subsidiary of Axia, owns the Wallace-Bennett Building, located at 55-65 West 100 South, Salt Lake City, Utah. The building is a 36,797 square foot, turn-of-the-century multi-story office building. Currently, only the ground level is suitable for rent as retail space. The ground level comprises 7,816 square feet or 21% of the building. In December of 2001, 1,640 square feet of ground floor space having the address of 61-63 West 100 South was renovated for use as an art gallery. Total cost of the renovation was $45,194. In January 2002, 3,545 square feet of ground floor space having the address 65 West 100 South was renovated for use as an 2002 Winter Olympic demonstration space for the Greek Ministry of Culture. Total cost of renovation was $94,474.

The property was refinanced in June of 1999, the amount of the new loan was $600,000, with interest at 12% per annum. Total monthly payments of principal and interest are $6,172 with a final payment of $6,157 due on July 1, 2029. The balance due on the note on December 31, 2001 was $594,762. A subsequent lien was placed against the property in favor of Paul Rubey, in exchange for financing used by the property owner in the amount of $107,899, bearing interest at the rate of 12% per annum, with monthly payments of principal and interest in the amount of $5,000 and amortizing on February 1, 2001. This lien was paid off on February 1, 2001. Wasatch is of the opinion that this property is adequately insured.

Wasatch has tentative plans to remodel the second level of the east half of the building for use as office space. The cost for the project is estimated to be around $75,000 and no financing for this project has been obtained.

Currently, the ground level is 55% occupied. There is 3,545 square feet available for lease. The additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated. The rented ground level space is leased to a restaurant (1,719 square feet ground floor, 864 square feet of basement space), a retail store (912 square feet) and an art gallery (1,640 square feet). The tenants are responsible for all of their own utilities except water and sewer. Tenants also pay their pro-rata share of all other operating expenses as well as maintenance, janitorial services, insurance, and property taxes. The average annual effective rental for the rentable ground level space is $13.55 per square foot.

Downtown Development Corp. ("DDC")

DDC, a wholly owned subsidiary of Axia owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah which it purchased on December 1, 1999 for $535,000. An all-inclusive trust deed in the amount of $400,000 was placed on the property requiring monthly payments of $4,231 with interest at 9.725% per annum. The balance owing at December 31, 2001 was $374,997. A balloon payment of $356,937 comes due on December 1, 2002. There is no prepayment penalty on this note. The building is 7,000 square feet, one story tall, constructed in the late 1960's. A furniture store currently occupies 4,500 square feet leased at $4,125 per month (cam charges included) until 2004. There is currently 2,500 square feet of retail space available for lease. DDC has immediate plans to improve the non-leased space. Total improvements are estimated at $11,000. Once the property is improved, the space will be available for rent. DDC believes the property is adequately insured. The retail space in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property.

Wichita Development Corporation ("Wichita")

Wichita, an 81.56% owned subsidiary of Axia, owns an office building in Wichita, Kansas known as the Trade Center Building. The building was purchased for $540,554 on August 30, 2000. The Trade Center Building, which opened in 1921, is located in the downtown business district of Wichita, Kansas, at 120 South Market Street, Wichita, Kansas. The building is a 48,500 square foot, seven story office building. Occupancy rates are currently 83%. One of the prior owners of the Trade Center Building has been retained to continue operation of the building. The building's rent averages approximately $8.00 per square foot by current tenants, which includes the prior owners. The Company holds title to the property subject to a mortgage of $273,360 at December 31, 2001.

Kearns Development Corporation ("Kearns")

Kearns, a 90.5% owned subsidiary of Wichita, owns one office building and holds a lease, with option to purchase, on another office building located on West Sams Boulevard in Kearns, Utah (a suburb of the Greater Salt Lake area). The two buildings each contain approximately 11,709 total floor space in a single story. The first building was purchased on November 29, 2000, for a total price of $750,000. The purchase was financed with a $625,000 first mortgage from Brighton Bank with an initial variable rate of 10.97% amortized over 25 years and monthly payments of $5,737. The loan is personally guaranteed by Richard D. Surber, Axia's president and CEO.

The second building was leased for a three year period on November 1, 1999, with an option to purchase through October 31, 2002. The terms of the option to purchase allow Axia to purchase the building for $650,000 if closed before October 1, 2002. Rent paid by Kearns on the second building is tied to the percentage of the building that is rented. Rent is currently $2,000 per month and increases from that figure by the percentage of the building that is occupied (i.e. 20% increase in rent for 20% occupancy rate). Management believes that the buildings are adequately insured.

The first building is leased to three major tenants occupying 100% of the office space, and generating monthly rentals of $9,904.00 at an average rate of $10.15 per square foot. The second building is presently unoccupied. Efforts to find tenants for the second building are ongoing. Kearns has no present plans to renovate or improve the buildings. The buildings compete for tenants with other office space in the Kearns area.

West Jordan Real Estate Holdings, Inc. ("West Jordan")

West Jordan, a 88.28% owned subsidiary of Axia, operates the Glendale Plaza, a retail shopping plaza located at 1199 South Glendale Drive, Salt Lake City, Utah. West Jordan exercised its option to purchase the shopping plaza on June 22, 2001, in the amount of $799,000. The purchase was financed with a $650,000 first mortgage from U.S. Bank bearing nine percent interest. An amount of $125,000 was set aside for capital improvements. The improvements have been completed and the outstanding balance at December 31, 2001 was $640,935 with a monthly payment of $6,661.

The property contains 72,256 square feet of rentable retail space and approximately 98% is subleased to tenants. A grocery store occupies 27,225 square feet or 37.7% of the building. This is the only tenant of the Glendale Plaza which occupies more than ten percent of the premises. West Jordan has recently signed two new leases which divide the grocery store space into two sections, one with 10,080 square feet to be leased to a national discount chain store, and the other 17,145 square feet to be retained by the grocery store. The Glendale Plaza generates approximately $315,587 in annual rental income, or approximately $4.37 per square foot. Present plans are to continue to operate the building as a retail shopping plaza and to increase the rental rate. Property taxes and assessments have been paid in full on the property. West Jordan is of the opinion that this property is adequately insured.

Residential Properties
----------------------

Two of Axia's subsidiaries own interests in the residential properties described below.

Salt Lake Development, Inc. ("SLD")

SLD, formerly Canton's Commercial Carpet Corporation, a 79.4% owned subsidiary of Axia, purchased a two-story 18 unit apartment building, located at 2402 Wall Avenue in Ogden, Utah, on July 23, 1998. The property includes 7,500 square feet of commercial space. The total purchase price was $850,000. A $670,000 note is being financed by the seller on a promissory note dated July 23, 1998, with payments that are based upon a 20-year amortization with an interest rate of 9% with the balance of $577,361 due on August 1, 2003. There is no prepayment penalty. The balance owed at December 31, 2001 was $608,844. The $670,000 loan is secured by the entire apartment complex excepting four units for which financing has been paid off.

SLD is actively searching for a commercial tenant to occupy the 7,500 square feet of commercial space. SLD is of the opinion that this property is adequately covered by insurance. This facility competes with other rental units in the downtown Ogden area. The building is currently in need of the renovation of it's commercial space; estimated cost for these repairs and renovations are $50,000. SLD has no current plans for additional renovation of the building. Ongoing maintenance and repairs are carried out as needed.

Hudson Consulting Group, Inc. (Hudson)

Hudson, a wholly owned subsidiary of Axia, owns three condominium units located in close proximity to Brian Head Ski Resort and the surrounding resort town in southern Utah. Hudson has acquired the condominium units for investment purposes and has contracted with a management firm who rents the units on a short-term basis. The first unit is subject to a note with a current principal balance on December 31, 2001, of $27,888 and bearing an interest rate of 9.5% per annum. Monthly payments on the first unit are $309 with the principal and interest amortized over a period of 17 years. The second unit is subject to a note with a current principal balance at December 31, 2001 of $30,840 and bearing an interest rate of 8.25% per annum. Monthly payments on the second unit are $301. The third unit is subject to a note with a current principal balance at December 31, 2001 of $36,873 and bearing an interest rate of 8.75% per annum. Monthly payments on the third unit are $362 until July, 2002, when the remaining $36,570 comes due in full.

Hudson also has an option to purchase a fourth condominium in the Brian Head area pursuant to a lease option agreement it executed with Richard Surber, Hudson's president, director and chief executive officer, in August, 1997. Mr. Surber owns the condominium subject to a note on the property secured by a deed of trust. Hudson leases the condominium for $900 per month, $671 of which is applied to the monthly obligations on the first note. Hudson has an option to purchase the condominium through a payment of $82,100, which is reduced monthly by the extent to which Hudson monthly rental payments decrease the principal balance due on the note. The lease option also contains an alternative option price in the event the unit appreciates dramatically during the term of the lease. Hudson is also required to pay all taxes, condominium fees, maintenance and repair expenses and other charges on the property. Hudson has the right to manage, control and sell the condominium unit during the term of lease. For more information on this lease, see "Item 12. Certain Relationships and Related Transactions."

Hudson is of the opinion that these properties are adequately covered by insurance. Hudson spent $28,000 to renovate these units in summer of 2001 in effort to increase rental income

Industrial Property
-------------------

One of Axia's subsidiaries owns an interest in the industrial property described below.

Canton Tire Recycling West Virginia, Inc. ("CTR")

CTR, a wholly owned subsidiary of Axia, owns the Parkersburg Terminal, located at 516 Camden Street, Parkersburg, West Virginia. The terminal is a former fuel transfer station. The property consists of 4.5 acres on a tributary of the Ohio River and includes a former oil storage facility and a warehouse with office space. There are no encumbrances on the property. The property has been vacant and unused since its acquisition. CTR is subject to competition in finding tenants or buyers for the property, and there is a substantial likelihood that the property will remain vacant for some time. CTR is of the opinion that this property is adequately covered by insurance. CTR has no present plans to renovate or improve the property.

The West Virginia Division of Environmental Protection has filed suit against CTR and Axia seeking the completion of environmental clean up procedures at the site. Axia believes it has completed all cleanup measures which will be required by the State of West Virginia, however there can be no assurance that the State of West Virginia will not require additional cleanup on the property. For more information on the suit filed against CTR and Axia and for more information on Parkersburg properties, see "Item 3, Legal Proceedings."

Axia has invested approximately $150,000 in environmental cleanup of the site over the course of its ownership of the property. All appropriate reports regarding the cleanup have been filed with regulatory agencies. Axia has not received any additional requests or responses for over a year.

Undeveloped Land
----------------

Axia, through its subsidiaries, owns approximately six (6) small parcels of undeveloped raw land in Utah and Kansas. There are currently no plans to develop these properties. If valid offers are received on these parcels, they may be sold.

ITEM 3. LEGAL PROCEEDINGS

The following cases may have a material impact on Axia. Axia is involved in other legal matters that are not deemed material at this time.

CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack Products, Inc. - Suit was filed on January 10, 1997, in the Circuit Court of Cook County, Law Division as file no. 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants. The Company has filed a Third Amended Complaint in the case. The Defendant has filed a counterclaim for damages, seeking recovery of lease payments for the tire shredding equipment. Axia has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million. The parties have reached an agreement for the dismissal of their respective causes of action and mutual general releases of all causes of action. The court on February 13, 2002, entered an order of dismissal as to all causes of action. Final release documents have been signed by all parties.

State of Illinois vs. CyberAmerica Corporation - The State of Illinois filed an action before the Illinois Pollution Control Board, Case Number 97-8, Enforcement, in July 1996. This action sought recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from property located in Canton, Illinois. In a decision adopted on March 5, 1998, the Board denied all punitive damages and ordered Axia to pay $326,154 into the State's Used Tire Management Fund. On or about December 23, 1998 the state filed a civil action in the Fulton County Circuit Court, Case No. 98-CH-57, seeking payment of the $326,154 award made by the Pollution Control Board and the imposition of fines or sanctions for the failure to pay this award. On August 31, 1999, an agreed Summary Judgment Order was entered in this matter, the order provides that Axia shall pay the sum of $326,153.74 for tire removal costs from the prior Board order, with interest, through quarterly payments of $20,000 and denied all fines and penalties. The State subsequently filed a Motion for Voluntary Dismissal Order, to dismiss all causes of action except as set forth in the August 31, 1999, the Court signed an order granting this dismissal on February 7, 2000.

State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia enter into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($48,000 has been paid, $20,000 per year is being paid with 2 more similar payments due each May 31 through 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. No further correspondence has been received regarding the cleanup.

Hudson Consulting Group, Inc. v. Technical Ventures, Inc.. Suit was filed by Hudson Consulting Group, Inc. on October 10, 2001, against Technical Ventures, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc., common stock has not been delivered to Hudson as required by the agreement. The trial court has entered a default after authorized service on Technical Ventures, Inc., by certified mail. Hudson's request to enter a default judgment is pending as of the present.

Hudson Consulting Group, Inc. v. Chequemate International, Inc., dba C-3D Digital, Inc.. Suit was filed on November 16, 2000, in the Third Judicial District Court, for Salt Lake County, State of Utah, Civil No. 000909325. Axia seeks recovery of its damages as a result of the failure of Chequemate to deliver 75,000 shares of its common stock as provided for in an Advisory Agreement between the parties dated July 29, 1999. Damages are sought for the highest value of these shares during the period that delivery was not made. In late July of 2000, the shares traded at approximately $2.68 per share. Settlement has been reached whereby Hudson has received 514,000 shares of the common stock of Chequemate which are included in a S-3 registration statement. Hudson is to be allowed to sell 20% of these every thirty days after the effective date of the registration statement. In the event that proceeds from these sales are not equal to or in excess of $90,000 then Hudson is to receive additional compensation. A notice of dismissal of Hudson's suit has been filed with the court.

Possible Actions by Governmental Authorities

Canton, Illinois Property. In January 2000 the United States Environmental Protection Agency forwarded to Axia and to Thistle Holdings, Inc., a letter informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of certain property located in Canton, Illinois, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), including the removal of storage tanks and their contents and other hazardous materials as located on the identified property. Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property in 1999) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. Axia declined to involve itself in the clean-up process, no response nor additional demands have been made by the EPA as of this date.

Canton, Illinois Property. In February 2001, the United States Environmental Protection Agency forwarded to Axia a letter informing Axia that the EPA has identified Axia as a potentially responsible party, as a former owner or operator of the Canton, Illinois property, for reimbursement of costs for the removal of contaminated soils from the property, incurred by the EPA. Axia responded that it did not believe that it had any liability for soil contamination at the site and declined to involve itself in the proposed clean-up activities of the EPA. Axia has not owned nor controlled the property since 1999 when the City of Canton took title.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for vote during the period covered by this report.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low closing prices for Axia's Common Stock for each quarter of 2000, 2001, and the first quarter of 2002. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

               Quarter ending                High                Low
               --------------                ----                ---

2000           March 31                      $4.00               $1.19
---
               June 30                       $4.25               $0.88

               September 30                  $2.06               $0.75

               December 31                   $1.53               $0.41

2001           March 31                      $1.38               $0.41
----
               June 30                       $0.78               $0.37

               September 30                  $0.57               $0.26

               December 31                   $0.43               $0.21

2002           March 31                      $0.60               $0.21
----

Shareholders
------------

As of March 1, 2002, there were approximately 1,121 shareholders of record holding a total of 6,882,535 shares of Common Stock.

Dividends
---------

Since the year ended December 31, 2000, Axia has not declared any dividends.

Stock Buyback Program
---------------------

On October 11, 2001, Axia announced plans to buy back $100,000 worth of its common stock in the open market. As of the date of this filing, Axia has purchased 128,085 shares for a total cost of $46,824, which equates to $.36 per share.

RECENT SALES OF UNREGISTERED SECURITIES

There are no recent sales of unregistered securities by Axia during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
-------

Axia's operations consist primarily of two different areas of focus. Axia's primary operations involve providing financial consulting to start-up companies and/or companies wishing to enter the public arena. Axia also maintains real estate operations which involve the acquisition, lease and sale of real estate holdings.

Consulting Operations
---------------------

Axia, through its wholly owned subsidiary Hudson Consulting Group, Inc. ("Hudson"), provides a variety of financial consulting services to a wide range of clients. The primary service performed by Hudson involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by Hudson's clients, as well as providing general advice related to the structuring of mergers or acquisitions. Hudson also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the broker dealer community.

Hudson generates revenues through consulting fees payable in the client's equity, cash, other assets, or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half or less of the stock's bid price, which accounts for the fact that most of the equity received as payment by Hudson is restricted as to resale. Hudson accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing Hudson to be compensated and to make a return on the payments for its services.

Hudson generates cash flow, in part, by liquidating non-cash assets (equity securities) received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by Hudson are somewhat tied to the price of its clients' securities and Hudson's ability to sell such securities. A decline in the market price of a client's stock can affect the total asset value of Hudson's and Axia's balance sheet and can result in Axia incurring substantial losses on its income statement. Hudson generally books securities that it accepts as payment at a 50% to 75% discount of the current market value at the time Hudson accepts the securities due to illiquidity of the securities because of restrictions on resale.

Hudson's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over seventy five (75) different companies whose operations are in various industries.

Revenues from Hudson's financial consulting operations decreased for the year ended December 31, 2001. Axia recorded $654,735 in revenues ($94,038 from related parties) for the year ended December 31, 2001, from its financial consulting operations as compared to $1,383,180 for the same period of 2000. This decrease was due to a general slowdown in consulting due to adverse market conditions experienced in the latter part of the year coupled with reductions due to issues relating to company reorganization and restructuring. As the market turns around, Axia anticipates an increase in consulting activity.

Real Estate Operations
----------------------

Axia's objective with respect to its real estate operations is to acquire, through its subsidiaries, properties throughout the country which Axia's management believes to be undervalued and which a subsidiary is able to acquire through the expenditure of limited amounts of cash. The subsidiaries attempt to acquire such properties by assuming existing favorable financing and paying the balance of the price with nominal cash payments or through the issuance of shares of either Axia's or the subsidiary's common stock, or some combination of the two. Once such properties are acquired, the subsidiary leases them to primarily commercial tenants. Axia's real-estate subsidiaries also make limited investments in improvements to the properties with the objective of increasing occupancy and improving cash flows. Axia believes that with minor improvements and effective management by the subsidiaries, properties can be liquidated at a profit within a relatively short period of time. The Company incurred losses during 2001 from impairement write downs of property.

Axia's subsidiaries recorded 2001 revenues totaling $0 as a result of the sale of properties, as compared to revenues of $1,415,406 for 2000. Costs attributed to the sale of the properties were $0 for 2001 as compared to $1,263,537 for 2000, resulting in respective gross profits from real estate sales of $0 for 2001 and $151,869 for 2000. Axia intends to sell properties on a case by case basis provided local market conditions make such sales in the best interest of Axia and its subsidiaries. Axia can provide no assurances that it will be able to generate significant revenues or gains through the sale of real estate holdings. The ability to generate revenue in this manner will be largely dependent on, among other factors, the condition of the real estate markets in which the properties are located, Axia's continued ability to acquire properties which can be resold and Axia's ability to improve properties which its subsidiaries have acquired.

Axia recorded consolidated rental revenues of $939,447 for 2001 as compared to $801,659 for 2000. This increase was largely attributable to increases in occupancy rates and rent rates. During 2001, Axia continued to take steps to decrease the overall vacancy rate of its consolidated real estate holdings including marketing its holdings to potential tenants through commissioned real estate agents and making cost-effective improvements to the holdings to increase occupancy.

Currently, Axia has negative cash flows from consolidated rental operations of $371,557 for the year ended December 31, 2001 compared to $468,745 for the year ended December 31, 2000. Axia expects its rental operations outlook to improve significantly in 2002 as a result of the sale of the unprofitable General LaFayette Inn owned by GODC and the lease changes previously discussed in the West Jordan Real Estate paragraphs of the property section. Axia continues its real estate operations despite the negative cash flow for two reasons. First, Axia is attempting to eliminate the losses by increasing occupancy and rental income from those properties of the subsidiaries which have a high current vacancy rate. Second, Axia's subsidiaries purchase real estate primarily for appreciation purposes. Thus, while Axia seeks to minimize and reverse its real estate cash flow deficit, its goal is to offset such deficit with sufficient cash that will be generated upon property disposition.

Axia, through its subsidiaries, continued to acquire property during 2001, including property located in Salt Lake City, Utah. For more information on these transactions see "Item 2. Description of Property."

Company Operations as a Whole
-----------------------------

Revenues
--------

Gross revenues for December 31, 2001 and 2000 were $1,594,182 and $3,600,245 respectively. Gross revenues for the year ended December 31, 2001 decreased 56% over December 31, 2000. This is due to a $728,445 decrease in financial consulting, a $1,415,406 decrease in sale of property, offset by a $137,788 increase in rental revenue as compared to 2000.

Losses
------

Axia recorded an operating loss of $4,424,136 at December 31, 2001, as compared to an operating loss of $395,561 at December 31, 2000. Axia recorded a net loss of $4,360,082 for December 31, 2001, compared to a net loss of $76,034 for December 31, 2000. Axia's decline in profitability is attributable to losses on the sale of securities, substantial permanent markdowns of securities received in payment of services, as well as permanent impairment of assets in anticipation of the sale of the General LaFayette Inn on January 4, 2002.

Axia feels that it is positioned to take advantage of changing market conditions as a result of changes made in the last year. Axia anticipates operating at a profit through fiscal 2002. However, there can be no assurance that Axia will attain profitability or that its revenue growth can be sustained in the future.

Expenses
--------

General and administrative expenses for December 31, 2001 and 2000 were $646,493 and $957,810 respectively. The $311,317 reduction in expenses is a direct result of streamlining operations and eliminating non-performing assets.

Depreciation and amortization expenses for the years ended December 31, 2001 and December 31, 2000 were $190,724 and $249,676, respectively. The decrease was due to elimination of properties and some fixed assets.

Axia expects expenses as a percent of revenues to remain constant or decrease through 2002 as Axia steps up its effort to streamline operations and eliminate non-performing assets as well as acquire additional properties and grow its consulting businesses.

Capital Resources and Liquidity
-------------------------------

At December 31, 2001, Axia had current assets of $1,671,366 and total assets of $9,770,017 as compared to $2,918,238 and $11,467,275, respectively at December 31, 2000. Axia had net working capital of $81,585 at December 31, 2001 compared to net working capital of $1,684,645 at December 31, 2000. The main reason for the reduction in working capital was due to a dramatic decrease in securities available for sale due to write downs and downturns in the market. Securities available for sale dropped by $1,175,763 due largely in part to the downturn in the market.

Net stockholders' equity in Axia was $3,022,954 as of December 31, 2001, compared to $4,719,212 as of December 31, 2000. The downturn in the equity markets discussed above is a major cause of the reduction in stockholders' equity due to the write down of portfolio securities that resulted from this downturn.

Cash flow used in operations was $198,116 for the year ended December 31, 2001, compared to cash flow used in operations of $852,517 for the year ended December 31, 2000. Cash flows used in operating activities for the year ended December 31, 2001, are primarily attributable to the large loss combined with various markdown and impairment items.

Cash flow provided by investing activities was $1,006 for the year ended December 31, 2001, compared to net cash provided of $1,306,461 for the year ended December 31, 2000. Axia had positive investing cash flow for the year ended December 31, 2001 as a result of proceeds from securities sales and cash acquired in acquisitions coupled with capital investments and purchase of securities.

Cash flow provided by financing activities was $313,824 for the year ended December 31, 2001, compared to net cash used of $293,838 for the year ended December 31, 2000. Axia had positive financing cash flow for the year ended December 31, 2001, as a result of principle reductions in debt, purchase of treasury stock, cancellation of stock, proceeds from issuance of long term debt, and issuance of stock for cash.

Due to Axia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages, and acceptance of non-cash assets for consulting services, Axia experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, Axia must periodically raise funds from external sources. This often involves Axia conducting exempt offerings of its equity securities.

During the year ended December 31, 2001, Axia issued a total of 1,097,651 shares for services, cash, and asset exchanges.

Capital Expenditures
--------------------

Axia had capital expenditures of $154,456 during the year ended 2001.

Income Tax Expense (Benefit)
----------------------------

Axia has an income tax benefit resulting from net operating losses to offset future operating profit of approximately $5,049,000. This is not shown on the balance sheet as a deferred tax asset due to past history of loss years in conjunction with profit years during the previous 10 year period as well as specifics in the GAAP regulations regarding surety of future earnings.

Impact of Inflation
-------------------

Axia believes that inflation has had a negligible effect on operations over the past three years. Axia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties
--------------------------------------

General Real Estate Investment Risks

Axia's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Axia's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, occupancy rates of Axia's properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws, and other factors which are beyond the control of Axia.

Value and Illiquidity of Real Estate

Real estate investments are relatively illiquid. The ability of Axia to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If Axia must sell an investment, there can be no assurance that Axia will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of Axia's investment.

Property Taxes

Axia's real property is subject to real property taxes. The real property taxes on this property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, Axia's operations could be adversely affected.

Events Subsequent to End of Fiscal Year

Axia's subsidiary Golden Opportunity Development Corporation sold its sole asset, the General Lafayette Inn, on January 4, 2002, as outlined in the "Commercial Property" section of Item 2.

On February 15, 2002, a Stock Purchase Agreement was entered into between Axia and Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), where by Axia reorganized its operations through acquisition of a controlling interest in Nexia Holdings, Inc., in exchange for its controlling interest in all of Axia's subsidiaries and many of its assets and liabilities (incorporated herein by reference from Axia's Form 8-K filed February 27, 2002).

ITEM 7. FINANCIAL STATEMENTS

Axia's financial statements for the fiscal year ended December 31, 2001, are attached hereto as pages F-1 through F- 16.




                                AXIA GROUP, INC.
                       Consolidated Financial Statements
                               December 31, 2001

                                                                AXIA GROUP, INC.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





                                                                           Page


Independent auditors' report - Tanner + Co.                                 F-2


Independent auditors' report - Mantyla McReynolds                           F-3


Consolidated balance sheet                                                  F-4


Consolidated statement of operations                                        F-5


Consolidated statement of stockholders' equity                              F-6


Consolidated statement of cash flows                                        F-8


Notes to consolidated financial statements                                  F-10

                                                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Axia Group, Inc. (formerly known as CyberAmerica Corporation)


We have audited the accompanying consolidated balance sheet of Axia Group, Inc. (a Nevada corporation, formerly known as CyberAmerica Corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axia Group, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                             TANNER + CO.







Salt Lake City, Utah
March 26, 2002

                                                    INDEPENDENT AUDITORS' REPORT






Board of Directors and Stockholders
AXIA Group, Inc. (formerly known as CyberAmerica Corporation)
Salt Lake City, Utah

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of AXIA Group, Inc.(a Nevada corporation, formerly known as CyberAmerica Corporation) and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AXIA Group, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Mantyla McReynolds
                                            ------------------------
                                            Mantyla McReynolds






April 10, 2001
Salt Lake City, Utah




                                                                                                                  AXIA GROUP, INC.
                                                                                                        Consolidated Balance Sheet

                                                                                                                December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------


              Assets

Current assets:
     Cash                                                                                $         295,134
     Accounts receivable - trade, net of allowance of $114,246                                      90,155
     Related party accounts receivable                                                              81,986
     Current portion of notes receivable                                                            42,500
     Prepaid expenses                                                                                5,970
     Marketable securities                                                                       1,155,621
                                                                                         ------------------

                Total current assets                                                             1,671,366
                                                                                         ------------------

Fixed assets:
     Property and equipment, net                                                                 5,713,523
     Land                                                                                        1,835,649
                                                                                         ------------------

                Total fixed assets                                                               7,549,172
                                                                                         ------------------

Other assets:
     Real property held for sale                                                                   250,397
     Notes receivable                                                                              255,000
     Other assets                                                                                   44,082
                                                                                         ------------------

                Total other assets                                                                 549,479
                                                                                         ------------------










                Total assets                                                             $       9,770,017
                                                                                         ------------------


-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                                                                                                                  AXIA GROUP, INC.
                                                                                                        Consolidated Balance Sheet

                                                                                                                December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                    $          31,423
     Accrued liabilities                                                                           226,466
     Current portion of IEPA liability                                                             160,000
     Current portion of WVDEP liability                                                             20,000
     Current portion long-term debt                                                              1,151,892
                                                                                         ------------------

                Total current liabilities                                                        1,589,781
                                                                                         ------------------

Long-term liabilities:
     Long-term debt                                                                              4,439,944
     IEPA liability                                                                                 62,629
     WVDEP liability                                                                                26,499
                                                                                         ------------------

                Total long-term liabilities                                                      4,529,072
                                                                                         ------------------

                Total liabilities                                                                6,118,853
                                                                                         ------------------

Minority interest                                                                                  628,210

Stockholders' equity:
     Preferred stock, $.001 par value, 20,000,000 shares authorized,
       no shares issued or outstanding                                                                   -
     Common stock, $.001 par value, 200,000,000 shares authorized,
       5,356,359 shares issued                                                                       5,356
     Paid-in capital                                                                            17,107,827
     Treasury stock, 1,261,166 shares at cost                                                  (1,153,376)
     Accumulated deficit                                                                      (12,750,797)
     Unrealized holding loss                                                                     (186,056)
                                                                                         ------------------

                Total stockholders' equity                                                       3,022,954
                                                                                         ------------------

                Total liabilities and stockholders' equity                               $       9,770,017
                                                                                         ------------------






-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-4

                                                Consolidated Statement of Operations and Comprehensive Loss

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------


                                                                                2001            2000
                                                                          ---------------------------------
Revenue:
     Consulting revenue                                                   $        560,697 $     1,383,180
     Consulting revenue - related parties                                           94,038               -
     Rental revenue                                                                939,447         801,659
     Sale of property ($1,287,305 to related party)                                   -       1,415,406
                                                                          ---------------------------------

                Total revenue                                                    1,594,182       3,600,245
                                                                          ---------------------------------

Cost of revenue:
     Cost associated with consulting revenue                                       643,914       1,558,112
     Cost associated with rental revenue                                           820,632         846,698
     Interest expense associated with rental revenue                               490,372         423,706
     Cost of sale of property ($1,148,001 to related party)                              -       1,263,537
                                                                          ---------------------------------

                Total cost of revenue                                            1,954,918       4,092,053
                                                                          ---------------------------------

Gross margin                                                                     (360,736)       (491,808)

Impairment of long-lived assets                                                  (562,859)       (118,786)
Impairment of marketable securities                                            (1,827,009)               -
(Loss) gain on sale of marketable securities                                   (1,027,039)       1,172,843
Selling, general and administrative expense                                      (646,493)       (957,810)
                                                                          ---------------------------------

Operating loss                                                                 (4,424,136)       (395,561)

Other income (expense):
     Interest income                                                               104,290         222,156
     Interest expense                                                             (76,849)        (26,806)
     Other (expense) income                                                        (5,894)          19,359
     Loss on disposal of subsidiaries                                             (38,718)               -
                                                                          ---------------------------------

                Total other (expense) income                                      (17,171)         214,709

Loss before minority interest and income taxes                                 (4,441,307)       (180,852)
Minority share of loss                                                              81,225         104,818
                                                                          ---------------------------------

Loss before income taxes                                                       (4,360,082)        (76,034)

Provision for income taxes                                                               -               -
                                                                          ---------------------------------

Net loss                                                                  $    (4,360,082) $      (76,034)
                                                                          ---------------------------------

         Unrealized loss on securities available for sale                        1,585,897     (2,202,087)

         Less: reclassification adjustment for losses
           included in net income                                              (1,827,009)               -
                                                                          ---------------------------------

         Comprehensive loss                                               $    (4,601,194) $   (2,278,121)
                                                                          ---------------------------------

Net loss per common share, basic and diluted                              $         (0.87) $        (0.03)
                                                                          ---------------------------------

Weighted average common shares outstanding, basic and diluted                    5,024,000       3,204,000
                                                                          ---------------------------------


-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-5




                                                                                                                    AXIA GROUP, INC.
                                                                                      Consolidated Statement of Stockholders' Equity

                                                                                              Years Ended December 31, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                           Total
                                           Common Stock             Paid-In      Treasury   Accumulated   Unrealized   Stockholders'
                                    ----------------------------
                                       Shares        Amount         Capital       Stock       Deficit     Gain (Loss)     Equity
                                    ------------------------------------------------------------------------------------------------

Balance, January 1, 2000               3,227,238 $     3,228 $   15,355,080 $         - $   (8,314,681) $    430,134  $    7,473,761

Issued stock for assets                  146,286         146        146,140            -              -            -         146,286

Issued stock for cash                     50,000          50         19,950            -              -            -          20,000

Issued stock for services                147,870         148        110,755            -              -            -         110,903

Issued stock for debt                     25,000          25         24,975            -              -            -          25,000

Issued stock for collateral - Note 6     833,333         833          (833)            -              -            -               -

Cancelled certificates                 (171,019)       (171)            171            -              -            -               -

Purchase of treasury stock                     -           -              -    (662,595)              -            -       (662,595)

Unrealized loss                                -           -              -            -              -  (2,202,087)     (2,202,087)

Net loss                                       -           -              -            -       (76,034)            -        (76,034)

Payment of dividends                           -           -      (116,022)            -               -           -       (116,022)
                                    ------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-6



                                                                                                                    AXIA GROUP, INC.
                                                                                      Consolidated Statement of Stockholders' Equity
                                                                                                                           Continued



                                                                                                                           Total
                                           Common Stock             Paid-In      Treasury   Accumulated   Unrealized   Stockholders'
                                    ----------------------------
                                       Shares        Amount         Capital       Stock       Deficit     Gain (Loss)     Equity
                                    ------------------------------------------------------------------------------------------------

Balance, December 31, 2000            4,258,708       4,259     15,540,216     (662,595)    (8,390,715)  (1,771,953)      4,719,212

Issued stock for cash                   527,969         528        312,347             -              -            -        312,875

Issued stock for securities             139,682         139        104,621             -              -            -        104,760

Issued stock for employment bonus       420,000         420        217,980             -              -            -        218,400

Issued stock for services                10,000          10          2,990             -              -            -          3,000

Acquisition of Wichita Development
 in exchange for stock of
 subsidiary, net ofminority interest
  of $210,042 (see Note 2)                     -           -       819,560             -              -            -        819,560

Acquisition of minority interests              -           -       110,113             -              -            -        110,113

Purchase of treasury stock                     -           -              -     (14,298)              -            -        (14,298)

Reclassification of Company
 stock held by subsidiaries                    -           -              -    (476,483)              -            -       (476,483)

Recognition of unrealized holding
 loss due to impairment                        -           -              -            -              -   1,585,897       1,585,897

Net loss                                       -           -              -            -    (4,360,082)            -     (4,360,082)

Balance, December 31, 2001            5,356,359 $     5,356 $   17,107,827 $ (1,153,376) $ (12,750,797) $  (186,056)  $   3,022,954
                                       ---------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-7




                                                                                           AXIA GROUP, INC.
                                                                       Consolidated Statement of Cash Flows

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                              2001             2000
                                                                        -----------------------------------
Cash flows from operating activities:
     Net loss                                                           $    (4,360,082) $        (76,034)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss (gain) from sale of investments                                  1,027,039       (1,172,843)
         Loss (gain) from sale of land and real
           property for sale                                                       6,000         (139,304)
         Loss on disposition of property, plant and equipment                     24,519                 -
         Loss on disposition of subsidiaries                                      38,718                 -
         Impairment of marketable securities                                   1,827,009                 -
         Impairment of long-lived assets                                         562,859                 -
         Change in minority interest                                            (81,225)          (81,235)
         Depreciation and amortization                                           190,724           249,676
         Issued stock for employment bonus                                       218,400                 -
         Issued stock for services                                                 3,000           110,903
         Issued stock for assets and debt                                              -           171,286
         Decrease (increase) in:
              Accounts and notes receivable                                      336,967           949,879
              Prepaid expenses                                                   (1,711)             1,264
              Investment securities at cost                                      120,000                 -
              Other assets                                                      (44,082)                 -
         Increase (decrease) in
              Accounts and notes payable                                        (78,347)         (642,086)
              Accrued liabilities                                                 12,096         (224,023)
                                                                        -----------------------------------

                Net cash used in
                operating activities                                           (198,116)         (852,517)
                                                                        -----------------------------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                 113,671         4,500,714
     Cash received in acquisition of Wichita Development                         188,280                 -
     Purchase of marketable securities                                         (148,189)       (2,760,781)
     Proceeds on sale of real property held for sale                               1,500                 -
     Proceeds on sale of subsidiaries                                                200                 -
     Purchase of property, plant and equipment                                 (154,456)         (433,472)
                                                                        -----------------------------------

                Net cash provided by
                Investing activities                                               1,006         1,306,461
                                                                        -----------------------------------


-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-8



                                                                                           AXIA GROUP, INC.
                                                                       Consolidated Statement of Cash Flows

                                                                                                 Contintued
-----------------------------------------------------------------------------------------------------------

                                                                              2001             2000
                                                                        -----------------------------------
Cash flows from financing activities:
     Principal payments on long-term debt                               $      (194,425) $       (336,243)
     Proceeds from issuance of long-term debt                                    209,672           685,000
     Purchase of treasury stock                                                 (14,298)         (662,595)
     Issued stock for cash                                                       312,875            20,000
                                                                        -----------------------------------

                Net cash provided by (used in)
                financing activities                                             313,824         (293,838)
                                                                        -----------------------------------

                Net increase in cash                                             116,714           160,106

                Cash, beginning of year                                          178,420            18,314
                                                                        -----------------------------------

                Cash, end of year                                       $        295,134 $         178,420
                                                                        -----------------------------------

Supplemental Disclosure of Information:

     Cash paid during the year for interest                             $        463,000 $         451,000
                                                                        -----------------------------------

     Cash paid during the year for income taxes                         $              - $               -
                                                                        -----------------------------------



-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-9


                                                                AXIA GROUP, INC.
                                            Consolidated Statement of Cash Flows

                                                                      Contintued
--------------------------------------------------------------------------------

Non-cash investing and financing activities:

2001

o Effective October 17, 2001, the Company acquired an approximate 85% interest in Wichita Development Corporation, an entity with common officers and directors, (see Note 2) in exchange for 100% of the common stock of Kearns Development Corporation. Assets and liabilities acquired consists of the following:

Cash                                                                                 $         188,280
Notes receivables                                                                              146,724
Prepaid expenses                                                                                   709
Marketable securities - available for sale                                                     534,353
Property, plant and equipment, net                                                             473,726
Land                                                                                           100,000
Accounts payable                                                                               (2,353)
Accrued liabilities                                                                           (33,151)
Notes payable                                                                                (273,926)
                                                                                    -------------------

                  Net assets received                                                $       1,134,362
                                                                                    -------------------


Because the transaction was between related parties, no gain was recorded in the statement of operations. The net equity of Wichita Development of $1,134,362 was recorded as a contribution to paid-in capital.

o At the time of acquisition, Wichita Development held 751,351 shares of the Company's common stock, valued at cost of $476,483, which was reclassified from marketable securities to treasury stock.

o As a result of the acquisition, the Company's minority interest was increased and paid-in capital was reduced by $210,042.

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-10

                                                                AXIA GROUP, INC.
                                            Consolidated Statement of Cash Flows

                                                                      Contintued
--------------------------------------------------------------------------------

o On August 2, 2001, the Company divested its entire ownership of Nephi Development, Inc. (Nephi), formerly known as Cyber Lacrosse, Inc., which was 89% owned by the Company prior to divestiture. Consideration received and assets and liabilities divested consists of the following:

Consideration (cash) received                                                        $             100
                                                                                    -------------------

Assets and liabilities divested:
     Property, plant and equipment, net                                                       (89,294)
     Land                                                                                    (100,000)
     Accounts payable                                                                              200
     Notes payable                                                                             171,907
                                                                                    -------------------

                                                                                              (17,187)
                                                                                    -------------------

                  Loss on sale of Nephi                                              $        (17,087)
                                                                                    -------------------

o On August 2, 2001, the Company divested its entire ownership of Taylor's Landing, Inc. (Taylor's), which was 91% owned by the Company prior to divestiture. Consideration received and assets and liabilities divested consists of the following:

Consideration (cash) received                                                        $             100
                                                                                    -------------------

Assets and liabilities divested:
     Property, plant and equipment, net                                                      (122,754)
     Land                                                                                      (5,000)
     Accounts payable                                                                              200
     Notes payable                                                                             105,823
                                                                                    -------------------

                                                                                              (21,731)
                                                                                    -------------------

                  Loss on sale of Taylor's                                           $        (21,631)
                                                                                    -------------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-11

                                                                AXIA GROUP, INC.
                                            Consolidated Statement of Cash Flows

                                                                      Contintued
--------------------------------------------------------------------------------

o The Company issued 420,000 shares of its common stock valued at $218,400 as employment bonuses to two officers of the Company.

o The Company issued 10,000 shares of its common stock value at $3,000 for services.

o The Company impaired the Lafayette hotel held by Golden Opportunity Development, a majority-owned subsidiary, by $462,859 of property, plant and equipment and $100,000 of land.


2000

The Company paid a dividend to its shareholders of 1,546,957 shares of Professional Wrestling Alliance, a marketable security which was held by the Company, valued at $116,022. See Note 10.


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-12

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

1.   Summary of             Nature of Operations
     Significant
     Accounting             The Company incorporated under the laws of the State
     Policies               of Ohio on July 10, 1984,  as The Canton  Industrial
     Continued              Corporation. On May 3, 1993, the Company redomiciled
                            to the State of Nevada. In June 1996 the Company changed its name to CyberAmerica Corporation and on December 6, 2000, the Company changed its name to AXIA Group, Inc. The Company provides financial consulting services and engages in the acquisition, management, leasing and sale of real estate.

                            Reorganization
                            On February 22, 1988, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 7, 1994, the bankruptcy was discharged.

                            Accounting Method
                            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

                            Principles of Consolidation
                            The accompanying consolidated financial statements include the accounts of AXIA Group, Inc. and its subsidiaries, as summarized in Note 2. Minority interest represents minority shareholders' proportionate share of the equity in several of the consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

                            Cash and Cash Equivalents
                            For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                            Deferred Income Taxes
                            For financial reporting purposes the Company uses the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

1.   Summary of             Depreciation
     Significant            The Company's  property and equipment is depreciated
     Policies               using the  straight-line  Accounting method over the
     Continued              useful  lives  shown below for  financial  reporting
                            purposes.



                              Asset                                                  Useful Life
                              --------                                          -----------------

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

                            Net Loss Per Common Share
                            Net loss per common share is based on the weighted average number of shares outstanding during the periods shown. The Company had common stock equivalents outstanding at December 31, 2001 and 2000 in the form of stock purchase options. The options are held by present and former employees. The inclusion of the outstanding options would be antidilutive to the income or loss per share in 2001 and 2000. Accordingly, such stock options have not been included in the weighted average number of common shares.

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



--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

1.   Summary of
     Significant            Revenue Recognition
     Accounting             Rental  revenues are recorded in the period in which
     Policies               they are earned in accordance with rental agreements
     Continued              and  lease   contracts.   Consulting   revenues  are
                            recorded after the performance of services.  Much of
                            the consulting revenue of the Company is received as
                            restricted  equity  securities  of  the  clients  it
                            serves,   and  is  recorded  at  the  most   readily
                            ascertainable value.

                            Marketable Securities
                            Marketable securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Declines in fair value below amortized cost that are other than temporary are included in earnings. Gains and losses on sales of securities available for sale are determined using the average cost method.

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


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

1.   Summary of
     Significant            Advertising
     Accounting             The Company expenses  advertising costs as incurred.
     Policies               Advertising  expense was $18,468 and $21,459 for the
     Continued              years ended December 31, 2001 and 2000.


2.   Liquidity              The Company  has  incurred  net losses and  negative
                            cash flows from  operating  activities for the years
                            ended   December  31,  2001  and  2000  and  has  an
                            accumulated  deficit.  The Company is in the process
                            of refinancing  approximately $600,000 of debt which
                            is  due  in  2002.  In  addition,   the  Company  is
                            currently attempting to refinance other debt secured
                            by   property.    Management   believes   that   the
                            combination  of  existing  working  capital  and the
                            refinance  of debt due in 2002 and  working  capital
                            funds   anticipated  to  be  received   through  the
                            refinance of other debt secured by property  will be
                            sufficient to assure  continuation  of the Company's
                            operations  through  December 31, 2002. There can be
                            no assurance  that the Company will be successful in
                            refinancing   debt  due  in  2002  or  in  obtaining
                            additional funds through the refinance of other debt. If the Company is unable to secure debt refinancing, it may be required to substantially curtail operations or liquidate certain investments.

3.   Subsidiaries           Diversified   Holdings  I,  Inc.   (DHI),  a  Nevada
                            corporation and 99% owned subsidiary of the Company,
                            was  formed  on March  22,  1996.  DHI is a  holding
                            company   which  has   majority   ownership  of  the
                            following subsidiaries:

                            o Hudson Consulting Group, Inc. (Hudson) was incorporated in Nevada on April 16, 1996, as Diversified Holdings XIII, Inc. for the purpose of providing business consulting services. On March 5, 1997, its name was changed to Hudson Consulting Group, Inc. Hudson is 100% owned by DHI.

                            o        Oasis  International  Hotel & Casino,  Inc.
                                     (OIHC), a Nevada corporation, was formed on
                                     November   20,  1995  for  the  purpose  of
                                     acquiring, owning and managing specific property in Elko County, Nevada. OIHC is 91% owned by DHI and currently has no real estate holdings.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------



3.   Subsidiaries           o        Canton Industrial  Corporation of Salt Lake
     Continued                       City  (CICSLC),  a  Utah  corporation,  was
                                     incorporated on September 29, 1993 for the purpose of acquiring, owning and managing a specific property. CICSLC sold the property in December 1998, and currently holds a promissory note from the purchaser, secured by a deed of trust on the property, in the amount of $255,000, bearing interest at 8%, principal and interest due March 31, 2002.
                                     CICSLC is 80% owned by DHI and 10% owned by the Company.

                            o        Golden Opportunity Development Corporation
                                     (GODC), was incorporated in Louisiana on May 7, 1997 and redomiciled to Nevada during 2000. GODC owned and operated The General Lafayette Inn located in the downtown area of Baton Rouge, Louisiana, and is owned 21% by DHI and 63% by the Company. The General Lafayette was sold in January 2002.

                            o        Canton's Wild Horse Ranch II, Inc.
                                     (CWHRII), was incorporated in Arizona on February 3, 1994, for the purpose of acquiring, owning and managing certain unimproved raw land. The land was sold in 1999 and currently CWHRII has minimal assets and is owned 91% by DHI.

                            o        West Jordan Real Estate Holdings, Inc.
                                     (WJREH), was formed on June 7, 1994 in Utah for the purpose of acquiring, owning and managing a specific property. WJREH currently owns a commercially rented retail shopping plaza in Salt Lake City, Utah. WJREH is owned 89% by DHI.

                            o Salt Lake Development, Inc. (SLD), is a Utah corporation formed on January 21, 1994 as Canton's Commercial Carpet Corporation. On May 31, 2001, its name was changed to Salt Lake Development, Inc. SLD owns the building where the Company's office is located, in addition to the New Brigham apartments in Ogden, Utah.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------


3.   Subsidiaries           o        Kearns Development  Corporation (Kearns), a
     Continued                       Nevada   corporation,    was   incorporated
                                     February 16, 1996 as Cyber Studio,  Inc. On
                                     April 4,  2001,  its name  was  changed  to
                                     Kearns  Development   Corporation.   During
                                     2000,   Kearns   purchased  a  commercially
                                     rented building in Kearns,  Utah.  Pursuant
                                     to  the  Wichita  Development   transaction
                                     mentioned below, Kearns is more than 80% owned by Wichita Development Corporation from October 17, 2001 to December 31, 2001.
                                     Prior to October 17, 2001, Kearns was owned
                                     86% by DHI.

                            o Diversified Holdings XIX, Inc. (DHXIX), a Nevada corporation, was formed on April 29, 1996, for the purpose of acquiring, owning and managing certain real estate property. On August 2, 1996, DHXIX purchased land in Cheriton, Virginia. The land has subsequently been sold. Currently DHXIX has minimal assets and is owned 100% by DHI.

                            In addition to DHI, the Company has majority ownership in the following subsidiaries:

                            o Wasatch Capital Corporation (WCC), a Utah corporation, was incorporated on June 10, 1991. WCC owns a commercially rented building in downtown Salt Lake City and is owned 15% by Hudson and 65% by the Company.

                            o        Downtown Development Corporation
                                     (Downtown), was incorporated by the Company on November 30, 1999 in Utah as A-Z South State Corporation. On August 22, 2001, its name was changed to Downtown Development Corporation. Downtown owns a commercially rented building in Salt Lake City, Utah, and is 100% owned by the Company.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------



3.   Subsidiaries           o        Wichita  Development  Corporation  (WD) was
     Continued                       organized  under  the laws of the  State of
                                     Nevada   on    February    15,    1996   as
                                     Cyberbotanical,  Inc. WD was in development
                                     stage  until  August 30, 2000 at which time
                                     it issued 18,400,000 shares of common stock
                                     to Kelly's Coffee Group,  Inc. for $540,554
                                     and   purchased   a  building  in  Wichita,
                                     Kansas, known as the Board of Trade Center.
                                     On October 12, 2000, WD changed its name to
                                     Wichita Development Corporation. On October
                                     17, 2001, the Company purchased  18,100,000
                                     shares  of   restricted   stock  of  Kearns
                                     Development  Corporation,  a majority owned
                                     subsidiary of Axia Group,  Inc. in exchange
                                     for issuing 80,000,000 shares of its common
                                     stock to Axia  Group,  Inc.  As a result of
                                     the transaction,  Kearns is an 85.6 percent
                                     owned  subsidiary  of WD  and WD  became  a
                                     greater than 80 percent owned subsidiary of
                                     Axia  Group,  Inc.  when the  newly  issued
                                     shares are combined with the shares already
                                     owned  by Axia and its  subsidiaries.  As a
                                     result of the  transaction,  the operations
                                     of  WD  from  October  17,  2001,  date  of
                                     acquisition  to  December  31, 2001 and the
                                     operations  of  Kearns  for the year  ended
                                     December  31,  2001  are  included  in  the
                                     Company's       consolidated      financial
                                     statements.

                            o        Wichita Properties, Inc. (WPI) was
                                     organized under the laws of the State of Nevada on October 18, 2001 for the purpose of acquiring, owning and managing certain real property no yet identified and purchased. Currently, WPI has minimal assets and is owned 100% by WD.

                            o Canton Tire Recycling of West Virginia, Inc. (CTRWV), was incorporated by the Company on February 25, 1993, in West Virginia, for the purpose of acquiring, owning and managing a specific property. CTRWV holds the Parkersburg Terminal, recorded as real property held for sale of $232,104 and property and equipment of $59,209, and is 100% owned by the Company.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------


3.   Subsidiaries           Ownership  in the  following  companies,  previously
     Continued              consolidated  subsidiaries,  was transferred to Fung
                            Shuei  Consulting,  Inc.,  formerly  known  as World
                            Alliance Consulting, Inc. (see note 6) during 2000:

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

                            Diversified Land and Cattle Co.

                            Great Basin Water Corporation

                            Lexington 3 Mile East Terrace Mountain Estates, Inc.

                            Lexington 4 Mile East Terrace Mountain Estates, Inc.

                            Lexington One Mile East Little Pigeon Mountain Estates, Inc.



4.   Income Taxes           The Company  provides for  deferred  income taxes on
                            temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

                            The provision for income taxes for the years ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:


                                                     2001          2000
                                                ---------------------------

 Expected tax benefit at federal
   statutory rate                               $ (1,482,000) $    (26,000)
 State income tax benefit, net of
   federal income tax benefit                       (218,000)       (4,000)
 Other                                                 32,000             -
 Change in valuation allowance                      1,668,000        30,000
                                                ----------------------------

      Income tax benefit                        $           - $           -
                                                ----------------------------

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------


4.   Income Taxes           The  components  of  the  net  deferred  tax  as  of
     Continued              December 31, 2001 are as follows:



      Allowance for doubtful accounts                         $      45,000
      Net operating loss carryforward                             1,969,000
      Impairment of marketable securities                           713,000
      Impairment of long-lived assets                               266,000
                                                               ------------

                                                                  2,993,000

      Valuation allowance                                       (2,993,000)
                                                               -------------

          Net deferred taxes                                  $           -
                                                               -------------


                            The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of December 2001, the Company has established a valuation allowance for the entire amount of net deferred tax assets because there is significant uncertainty surrounding its ultimate realization.

                            The Company has net operating loss ("NOL") carryforwards at December 31, 2001 Applied conducts a periodic examination of its valuation allowance. Factors of approximately $5,049,000 which expire beginning in 2011. The NOL considered in the evaluation include recent and expected future earnings and carryforwards are limited to use against future taxable income due to changes Applied's liquidity and equity positions. As of December 2001, 2000 and 1999, in ownership and control. Applied has established a valuation allowance for the entire amount of net deferred tax assets.

5.   Notes                  Notes   receivable   consist  of  the  following  at
     Receivable             December 31, 2001:


                            Notes receivable from an individual, with interest
                            at 8%, due March 31, 2002, secured by the
                            individual's 50%, interest in a building            $     255,000

                            Note receivable from the son of a former significant
                            stockholder  with  interest  at 9%,  due on  demand,
                            secured by marketable securities                           30,000







--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------



5.   Notes                   Note receivable from an individual, with interest at
     Receivable              7%, due on demand, unsecured                              12,500
     Continued                                                                  --------------
                                                                                      297,500

                             Less: current portion                                    (42,500)

                                                                                $     255,000
                                                                                ==============

6.   Fixed Assets           Fixed  assets  consist of the  following at December
                            31, 2001:

                                 Buildings and improvements                               $       6,340,334
                                 Furniture and equipment                                            160,720
                                 Vehicles                                                            47,185
                                 Accumulated depreciation                                         (834,716)
                                                                                          ------------------

                                                                                          $       5,713,523

                                 Land                                                             1,835,649
                                                                                          ------------------

                                                                                          $       7,549,172
                                                                                          ------------------



7.   Real                   As of December 31, 2001, real property held for sale
     Property               consists of land of $250,397.
     Held for Sale

8.   Debt                   The Company's  long-term debt consists the following
                            at December 31, 2001:

Note payable bearing interest at 6%, monthly payments of
$11,391, due 2027, secured by first trust deed on land
and buildings                                             $       1,780,600

Mortgage payable bearing interest at 9%, monthly
payments of $6,661, due April 2002, secured by first
trust deed on land                                                  640,935


--------------------------------------------------------------------------------


                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------



8.   Debt                   Note  payable  bearing  interest  at 9.25%,  monthly
     Continued              payments  of $5,737  due May 2002,  secured by first
                            trust deed on land and  building,  guaranteed by the
                            Company's president and CEO

                            Note  payable  bearing  interest  at 9.25%,  monthly
                            payments  of $5,737 due  May 2002,  secured by first
                            trust deed on land and  building,  guaranteed by the
                            Company's president and CEO                                 616,301

                            Mortgage  payable  bearing  interest at 9%,  monthly
                            payments  of  $6,028,  due  August 2003,  secured by
                            first trust deed on land and building                       608,844

                            Mortgage payable bearing interest at 12.07%, monthly
                            payments of $6,172, due July 2029,  secured by first
                            trust deed on land and building                             594,762

                            Mortgage payable bearing interest at 11.13%, monthly
                            payments of $5,934,  due February  2029,  secured by
                            first trust deed on land and building                       577,139

                            Mortgage payable bearing interest at 9.725%, monthly
                            payments of $4,231,  due  December 2002,  secured by
                            first trust deed on land                                    374,998

                            Mortgage payable bearing interest at 10.97%, monthly
                            payments of $2,689,  due February  2026,  secured by
                            first deed of trust on land and buildings                   273,360

                            Mortgage payable bearing interest at 8.75%,  monthly
                            payments of $362,  due  July 2017,  secured by first
                            trust deed on land and building                              36,873

                            Mortgage payable bearing interest at 8.25%, monthly payments of $301, due September 2016, secured by first trust deed on building 30,840

                            Note  payable  bearing  interest  at 9.35%,  monthly
                            payments of $970, due April 2004, secured by vehicle
                                                                                         29,296

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

8.   Debt                   Mortgage payable bearing interest at 9.50%,  monthly
     Continued              payments of $309,  due March 2015,  secured by first
                            trust   deed   on   land   and    building                   27,888

                                                                                      5,591,836

                            Less current portion                                     (1,151,892)
                                                                               ------------------

                                                                               $      4,439,944
                                                                               ------------------


                            Less current portion

                            Scheduled principal reductions are as follows:

                            Year Ending December 31:

                            2002                                              $       1,151,892
                            2003                                                        671,632
                            2004                                                        651,401
                            2005                                                         52,646
                            2006                                                         56,573
                            Thereafter                                                3,007,692
                                                                              ------------------

                                                                              $       5,591,836
                                                                              ------------------

9.   Related                On January 4, 2001,  the Company sold 50,000  shares
     Party                  of  restricted  common stock to Wichita  Development
     Transactions           Corporation at a price of $.76 per share for a total
                            of $37,875 in cash.  On March 1, 2001,  the  Company
                            sold 406,349  shares of  restricted  common stock to
                            Wichita   Development   for  $200,000  in  cash  and
                            1,760,702   shares  of  common   stock  of   Wichita
                            Development.  The shares  sold by the  Company  were
                            valued  at  $.75  per  share  for a total  value  of
                            $304,760.  The Wichita  Development  shares received
                            were  valued  at  $.06  per  share  or  a  value  of
                            $104,760. On April 27, 2001, the Company sold 90,090
                            shares  of   restricted   common  stock  to  Wichita
                            Development at a price of $.28 per share for a total
                            of $25,000 in cash.  On June 5,  2001,  the  Company
                            sold 121,212  shares of  restricted  common stock to
                            Wichita  Development for $50,000 in cash. The shares
                            sold by the  Company  were valued at $.41 per share.
                            At the  time of these  sales  of  stock  to  Wichita
                            Development, the Company, its subsidiaries,  and its
                            officers and directors owned in excess of 50% of the
                            outstanding   shares  of  Wichita   Development  and
                            Richard Surber was president of both the Company and Wichita Development.

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

9.   Related                On April 27, 2001,  Salt Lake  Development,  Inc., a
     Party                  subsidiary of the Company  borrowed  $49,566.05 from
     Transactions           Wichita Development pursuant to a promissory note at
     Continued              10% interest per annum.  The note is due and payable
                            on April 30, 2003. On June 5, 2001, The Company borrowed $50,000 from Wichita Development pursuant to a promissory note at 10% interest per annum. The note is due and payable on  September  5, 2002.  The
                            note is secured by one million shares of common stock of Elocity Networks Corporation. On September
                            6, 2001, West Jordan Real Estate Holdings, Inc., a subsidiary of the Company, borrowed $16,849 from Wichita Development pursuant to a promissory note at 10% interest per annum. The note was due and payable on March 6, 2002. On March 1, 2002, the West Jordan
                            Real Estate Holdings, Inc. note was extended to March 30, 2003. At the time of these borrowings from Wichita Development, the Company, its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of Wichita Development and Richard Surber was president of both the Company and Wichita Development. Because each of these entities is a majority owned subsidiary of the Company, these debt obligations were all eliminated upon consolidation.

                            On October 17, 2001, the Company entered into a Stock Purchase Agreement with Wichita Development, pursuant to which the Company sold to Wichita Development approximately 85.6% of the issued and outstanding shares of Kearns Development Corporation (Kearns), a Nevada corporation that owns real estate consisting of a fully rented office building located in Salt Lake County, Utah. The Company delivered 18,100,000 shares of Kearns common stock to Wichita Development in exchange for 80,000,000 shares of Wichita Development's common stock. As a result of the transaction, the Company became a holder of in excess of 80% of the stock of Wichita Development. This transaction caused Wichita Development to become a majority-owned subsidiary of the Company, and Kearns to become a majority owned subsidiary of Wichita Development. At the time of this transaction, the Company, subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of Wichita Development, and Richard Surber was president of both the Company and Wichita Development.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

9.   Related                Prior to June 29, 2000, Mr. Allen Wolfson was deemed
     Party                  to be a "control  person" of the Company (as defined
     Transactions           in  Rule  12b-2  promulgated  under  the  Securities
     Continued              Exchange  Act of 1934) by virtue  of his  beneficial
                            ownership of over 5% of the Company's  common stock,
                            and the  potential  influence  Mr.  Wolfson had with
                            respect to the  Company's  day-to day  operations in
                            his role as a finder of potential  transactions  for
                            the Company,  and as primary business  consultant to
                            the  Company.  Mr.  Wolfson  is also  the  uncle  of
                            Richard  Surber,  the  Company's  president,   chief
                            executive  officer  and  director.  Because  of  the
                            nature  of  Mr.  Wolfson's   relationship  with  the
                            Company,   the   following   transactions   may   be
                            considered related party transactions:

                            o On June 22, 2000, the Company agreed to pledge two buildings, owned by consolidated subsidiaries Canton's Commercial Carpet Corporation and Wasatch Capital Corporation, as corporate surety bonds on behalf of Allen Wolfson, for the benefit of a bonding company. On June 23, 2000, trust deeds with the principal sum of $500,000 were executed and recorded pursuant to the pledges. At the time of the pledges, Mr. Wolfson was a control person of Wasatch Capital Corporation. He is also a personal guarantor for the first deed of trust on the building owned by Canton's Commercial Carpet Corporation.

                            o On June 29, 2000, the Company entered into a Stock Purchase Agreement with World Alliance Consulting, Inc. (WACI) an entity controlled by Mr. Wolfson whereby the Company acquired 441,730 shares of its own common stock for the treasury, in exchange for a release of debt in the amount of $662,595 owed to the Company by WACI and related entities. This transaction was entered into to eliminate Mr. Wolfson's status as a control person of the Company.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

9.   Related                o        During  July and August  2000,  the Company
     Party                           entered into Stock Purchase Agreements with
     Transactions                    WACI whereby the Company acquired 2,850,000
     Continued                       restricted  common  shares of  Chattown.com
                                     Network,  Inc.  common  stock  and  500,000
                                     restricted  common  shares of Freedom Surf,
                                     Inc.   valued   based   on    marketability
                                     discounts of 45% and 25% at the transaction
                                     dates,  at $0.2922  and  $0.9091  per share
                                     respectively, for a total value received of
                                     $1,287,305.   In   exchange,   the  Company
                                     transferred  ownership in subsidiaries  and
                                     fixed   assets   with  net  book  value  of
                                     $3,382,680,   subject  to   liabilities  of
                                     $2,905,850,  and released debts owed to the
                                     Company  in the amount of  $671,171,  for a
                                     total  gain  on  disposition  of  $139,304.
                                     Pursuant to these transactions,  $1,287,305
                                     is  included  in  revenues   from  sale  of
                                     property and the transactions  were treated
                                     as non-cash for  purposes of the  statement
                                     of cash flows. The subsidiaries disposed of
                                     are  listed in note 3.  These  transactions
                                     were  entered  into to divest  ownership in
                                     subsidiaries   and   assets  in  which  Mr.
                                     Wolfson was significantly involved.

                            Transactions involving Richard Surber, CEO, director and shareholder:

                            o In August of 1997, Canton Financial Services Corporation (CFSC), a consolidated subsidiary of the Company, executed a lease agreement with Mr. Surber pursuant to which Mr. Surber is leasing an interest in a condominium to the Company. The condominium is located in Brian Head, Utah, in close proximity  to other  condominiums  owned by
                                     the Company's subsidiaries. The lease has a
                                     term of five  years and  expires  on August
                                     29,  2003.  The lease  provides for monthly
                                     payments  of $900.  CFSC has an  option  to
                                     purchase  the   condominium   for  $84,814,
                                     reduced monthly by a portion of the payment
                                     attributable  to  principal.  In the  event
                                     that   the   value   of   the   condominium
                                     appreciates and CFSC has arranged a sale of the condominium prior to exercise of the option, the option price shall be $84,814 plus 10% of the amount by which the total sales price exceeds $84,814.

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

9.   Related                o        On December  13,  2000 the Company  entered
     Party                           into a  Stock  Pledge  Agreement  with  Mr.
     Transactions                    Surber,  whereby the Company  obtained  Mr.
     Continued                       Surber's personal guaranty on a new loan in
                                     the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of the Company. In exchange, the Company issued 833,333 shares of its common stock to Mr. Surber. The agreement calls for Mr. Surber to return the shares to the Company at such time as he is released from personal liability for the loan. Mr. Surber has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to a bank.

                            o On January 23, 2002 the Company's Board of Directors authorized an additional 1,570,513 shares of restricted common stock to be issued to Mr. Surber to act as additional collateral for this loan. This action was taken as a result of the difference between the market value of the original shares issued as collateral and the outstanding loan balance resulting from a decline in the value of the Company's common stock. The additional shares are subject to the same terms and conditions as the earlier issuance.

                            o        Mr.   Surber  has  at  various  times  been
                                     appointed   to  serve  as  an   officer  or
                                     director  for some  clients of the Company.
                                     These  appointments  have been disclosed to
                                     the disinterested  members of the board and
                                     the approval of the board of directors  has
                                     been  granted  in each of these  cases.  As
                                     payment  for  services  provided  to  these
                                     corporations,   Mr.   Surber  has  received
                                     securities of those corporations, and these
                                     transactions  have  been  disclosed  to the
                                     board of directors in each case. Mr. Surber
                                     holds    a    significant    interest    in
                                     approximately 20 shell companies.

                            o        During 2000 the Company compensated Mr.
                                     Surber with securities that had been
                                     received from clients of The Company. The disinterested members of the board of directors reviewed these payments and approved them.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

10.  Dividends              During  2000,  the  Company  paid  dividends  to its
                            shareholders   in  the   form   of  one   share   of
                            Professional Wresting Alliance (PWAA) common stock for every two shares of the Company held at the declaration date. The PWAA shares were valued at $0.075 per share. 1,546,957 shares were distributed for a total of $116,022.


11.  Treasury               During   2001,   the   Company    acquired   Wichita
     Stock                  Development,  which held  751,351  common  shares of
                            Axia Group valued at cost basis of  $476,483.  These
                            treasury shares are reflected as a  reclassification
                            of  Company  stock  held  by   subsidiaries  on  the
                            consolidated statement of stockholders' equity.

                            Also during 2001, the Company purchased 68,085 shares of its own common stock for $14,298. This transaction is reflected as a purchase of treasury stock on the consolidated statement of stockholders' equity.

                            On June 29, 2000, the Company entered into a Stock Purchase Agreement with WACI whereby the Company acquired 441,730 shares of its own common stock for the treasury, in exchange for a release of debt in the amount of $662,595 owed to the Company by WACI and related entities (see note 9).


12.  Marketable             The cost and approximate  market value of securities
     Securities             available  for  sale at  December  31,  2001  are as
                            follows:


                                     Gross Unrealized        Recognized Losses       Market
                       Cost                                  Due to Impairment        Value
                                 --------------------------
                                    Gains       Losses
                   -----------------------------------------------------------------------------

                   $   2,854,838 $   557,509   $ (429,717)    $   (1,827,009)   $   1,155,621

                            Proceeds from the sale of securities available for sale totaled $113,671 and $4,500,714 for the year 2001 and 2000, respectively, on which gross gains of $37,455 and $3,179,423 and gross losses of $1,064,494 and $2,006,580 were realized for the years ended December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

12.  Marketable             During the year ended  December 31, 2001 the Company
     Securities             recognized   an  expense  of   $1,827,009,   due  to
     Continued              impairment of marketable securities.  Because of the
                            significant decline in value of such marketable securities, the unrealized loss was deemed to be permanent, therefore the impairment was recognized as an expense in the statement of operations.


13.  Contingent             Canton, Illinois Property - environmental cleanup
     Liabilities
                            A legal action was filed in September 1993 against the Company seeking the cleanup of tires and potentially toxic paint drums at a plant in Canton, Illinois, then owned by a consolidated subsidiary of the Company. On September 28, 1995, the Illinois
                            Environmental Protection Agency (IEPA) informed the
                            Company it was rejecting the proposed plan of the Company for tire cleanup, and would send its own contractor to remove the remaining tires. The
                            Company sought relief from this decision from the Circuit Court in Fulton County, Illinois. After a hearing on October 10, 1995, the Circuit Court denied any relief to the Company. Both the Company and the IEPA contractor removed tires. The State filed an action before the Illinois Pollution
                            Control Board seeking to recover $326,154 as costs incurred to remove the tires and an equal amount as punitive damages. An award for costs of $326,154 was entered against the Company. On August 25, 1999, the
                            Company entered into an agreement whereby the award is to be paid in quarterly installments of $20,000 at an interest rate of 5.45%. At December 31, 2001, the Company had not made $80,000 of payments which were due. The principal balance at December 31, 2001 is $222,629.

                            Parkersburg, West Virginia - environmental cleanup

                            Environmental cleanup related to this site required by the West Virginia Division of Environmental Protection (WVDEP), included the testing of soil located on the site. Tests were taken and results were submitted to WVDEP as part of the final report on tank cleanup completed on the site. The soil tests showed evidence of contamination in excess of state limits. Any action and cost related to the results of these tests are still pending before the WVDEP. Pursuant to the testing, Canton Tire Recycling of West Virginia, incurred fines totaling $88,000 and payable in annual installments of $20,000. The principal balance at December 31, 2001 is $46,499.

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

13.  Contingent             Possible  Actions  by  Governmental   Authorities  -
     Liabilities            Canton, Illinois Property
     Continued
                            In  January  2000 the  United  States  Environmental
                            Protection  Agency  forwarded  to the Company and to
                            Thistle  Holdings,  Inc.,  a letter  informing  each
                            corporation  that  the  EPA has  identified  them as
                            potentially responsible parties, as former owners or
                            operators  of  certain  property  located in Canton,
                            Illinois, for reimbursement of all costs incurred by
                            the  EPA  for   actions   taken   pursuant   to  the
                            Comprehensive Environmental Response,  Compensation,
                            and  Liability Act of 1980  (CERCLA),  including the
                            removal  of  storage  tanks and their  contents  and
                            other   hazardous   materials   as  located  on  the
                            identified  property.  Both  corporations  responded
                            that they were not currently owners nor operators of
                            the property  (the City of Canton having taken title
                            to the  property  in 1999)  and  that the  materials
                            identified as requiring  removal,  friable  asbestos
                            and asbestos-containing material, were placed on the
                            site  by  owners  prior  to the  acquisition  of the
                            property  by  either  of  these  corporations.   The
                            Company declined to involve itself in the clean-up process, no response nor additional demands have been made by the EPA as of this date.

                            In February 2001, the United States Environmental Protection Agency forwarded to the Company a letter informing the Company that the EPA has identified the Company as a potentially responsible party, as a former owner or operator of the Canton, Illinois property, for reimbursement of costs for the removal of contaminated soils from the property, incurred by the EPA. The Company responded that it did not believe that it had any liability for soil contamination at the site and declined to involve itself in the proposed clean-up activities of the EPA. The Company has not owned nor controlled the property since 1999 when the City of Canton took title.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

14.  Encumbrances           On June 22, 2000,  the Company  agreed to pledge two
                            buildings,   owned  by   consolidated   subsidiaries
                            Canton's  Commercial Carpet  Corporation and Wasatch
                            Capital  Corporation,  as corporate  surety bonds on
                            behalf  of  Allen  Wolfson,  for  the  benefit  of a
                            bonding company.  On June 23, 2000, trust deeds with
                            the  principal  sum of $500,000  were  executed  and
                            recorded pursuant to the pledges. At the time of the
                            pledges, Mr. Wolfson was a control person of Wasatch
                            Capital Corporation. He is also a personal guarantor
                            for the first deed of trust on the building owned by
                            Canton's Commercial Carpet  Corporation.  Management
                            does  not  believe  that the  Company  is at risk of
                            forfeiting  the  property   securing  the  corporate
                            surety bonds. Consequently, no loss contingency has been recorded in these financial statements for any possible forfeiture.


15.  Impairment             On June 10, 2001, GODC, a subsidiary of the Company,
     of                     entered into a sales  agreement to sell its building
     Long-Lived             and land to  LaFayette  Development  Holding LLC for
     Assets                 $2,332,000.  During 2001,  GODC received  $55,000 of
                            earnest  money.  This  amount  is  included  on  the
                            balance  sheet in accrued  liabilities,  as the sale
                            was not finalized at December 31. Based on the sales
                            agreement,   the  Company   anticipated  a  loss  of
                            approximately $562,859 on the sale. As a result, the Company booked an impairment loss on the value of the building for that amount. On January 3, 2002, the Company finalized the sale of the building and land for $2,332,000. Net proceeds received after payment of the mortgage note balance, taxes, and other related charges were approximately $330,000.

                            During 2000 the Company assessed the net realizable value of the Parkersburg Terminal in West Virginia. The assessment revealed that the property may be impaired as to value. Using a certified appraisal and estimating costs of disposal, the property was determined to have a net realizable value of $308,397 and a net book value of $427,183. Consequently, the Company recorded a loss due to asset impairment in the amount of $118,786.

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

16.  Sale of                On August 2, 2001, the Company  entered into a stock
     Subsidiaries           purchase  agreement  with a company  to  divest  its
                            entire   ownership  of  Nephi   Development,   Inc.,
                            formerly known as Cyber Lacrosse, Inc., which was 89% owned by the Company prior to divestiture. The
                            Company received $100 in exchange for its ownership interest which resulted in a loss of $17,087.

                            On August 2, 2001, the Company entered into a stock purchase agreement with a company to divest its entire ownership of Taylor's Landing, Inc., which was 91% owned by the Company prior to divestiture. The Company received $100 in exchange for its ownership interest which resulted in a loss of $21,631.


17.  Stock-Based            The  Financial  Accounting  Standards  Board  issued
     Compensation           Statement of Financial Accounting Standards No. 123,
                            "Accounting for Stock-Based  Compensation" (FAS 123)
                            which established financial accounting and reporting
                            standards  for  stock-based  compensation.  The  new
                            standard  defines a fair value method of  accounting
                            for an  employee  stock  option  or  similar  equity
                            instrument. This statement gives entities the choice
                            between adopting the fair value method or continuing
                            to use the intrinsic  value method under  Accounting
                            Principles  Board (APB) Opinion No. 25 with footnote
                            disclosures  of the pro forma effects as if the fair
                            value method had been adopted. The Company has opted
                            for   the   latter   approach.    Accordingly,    no
                            compensation expense has been recognized for the stock option plans.

                            Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                           December 31,
                                                                -----------------------------------
                                                                      2001              2000
                                                                -----------------------------------

                         Net loss - as reported                 $     (4,360,082) $        (76,034)
                         Net loss - pro forma                   $     (4,535,512) $       (232,141)
                         Net loss per share - as reported       $          (0.87) $          (0.03)
                         Net loss per share - pro forma         $          (0.90) $          (0.07)
                                                                ------------------------------------


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

17.  Stock-Based            A schedule of the stock options at December 31, 2001
     Compensation           is as follows:
     Continued

                                                                     Number of     Price per
                                                                      Options        share
                                                                    ----------------------------

                    Outstanding at:
                        January 1, 2000                                    9,546 $  1.00 - 6.00
                        Granted                                          392,000    0.75 - 0.97
                        Exercised                                              -              -
                        Expired                                                -              -
                                                                    ----------------------------

                    Outstanding at:
                        December 31, 2000                                401,546    0.75 - 6.00
                        Granted                                           25,000           0.25
                        Exercised                                              -              -
                        Canceled                                        (72,000)    0.75 - 0.97
                                                                    ----------------------------

                    Outstanding at:
                        December 31, 2001                                354,546 $  0.25 - 6.00
                                                                    ----------------------------

                            The following table summarizes information about fixed stock options


                                                Options Outstanding             Options Exercisable
                                       ----------------------------------------------------------------
                                                     Weighted
                                                      Average
                                                     Remaining   Weighted                  Weighted
                           Range of      Number     Contractual   Average      Number       Average
                           Exercise    Outstanding     Life       Exercise   Exercisable    Exercise
                            Prices     at 12/31/01    (Years)      Price     at 12/31/01     Price
                         ------------------------------------------------------------------------------

                             $    0.25       25,000        4.81    $    0.25       25,000    $    0.25
                           0.97 - 1.00      324,546        3.73         0.97      324,546         0.97
                                  2.20        3,000        4.89         2.20        3,000         2.20

                                  6.00        2,000        4.89         6.00        5,000         6.00
                         ------------------------------------------------------------------------------

                         $ 0.25 - 6.00      354,546        3.82    $    0.99    $ 350,000         0.99
                         ------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

18.  Segment                Using  the  guidelines  set  forth in SFAS No.  131,
     Information            "Disclosures  about  Segments of an  Enterprise  and
                            Related  Information," Axia Group has identified two
                            reportable  segments in which it  operates  based on
                            the services it provides.  The  reportable  segments
                            are  as  follows:   Real  estate  operations  ("Real
                            Estate"), which primarily purchases, sells and rents commercial real estate; and Consulting and other operations ("Consulting and other"), which primarily provides merger and acquisition structuring services and also capital restructuring, general corporate problem solving and shareholder relations services.

                            Common overhead costs are included in the Consulting and other segment as other expenses.

                            Beginning in 2001, management began evaluating segment performance based on net income. Prior to 2001, management did not evaluate segment performance.













--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

18.  Segment                The accounting policies of the segments are the same
     Information            as those  described  in the  summary of  significant
     Continued              accounting     policies.     Summarized    financial
                            information   concerning  Axia  Group's   reportable
                            segments is shown in the following table:


                                                                                 Real      Consulting
                                                                   Total        Estate      and Other
                                                               -----------------------------------------

                         Consulting revenue                    $     560,697 $          - $     560,697
                         Consulting revenue - related parties         94,038            -        94,038
                         Rental revenue                              939,447      939,447             -
                                                               -----------------------------------------
                                  Total revenue                    1,594,182      939,447       654,735

                         Cost of revenue:
                              Cost associated with consulting
                                revenue                              643,914            -       643,914
                              Cost associated with rental
                                revenue                              820,632      820,632             -
                              Interest expense associated with
                                rental revenue                       490,372      490,372             -
                                                               -----------------------------------------
                                  Total cost of revenue            1,954,918    1,311,004       643,914

                         Gross margin                              (360,736)    (371,557)        10,821

                         Impairment of long-lived assets             562,859      562,859             -
                         Impairment of marketable securities       1,827,009            -     1,827,009
                         Loss on sale of marketable securities     1,027,039                  1,027,039
                         Selling, general and administrative
                           expense                                   646,493       27,064       619,429
                                                               -----------------------------------------

                         Operating loss                          (4,424,136)    (961,480)   (3,462,656)

                         Other income (expense)
                              Interest income                        104,290            -       104,290
                              Interest expense                      (76,849)            -      (76,849)
                              Other expense                          (5,894)            -       (5,894)
                              Loss on disposal of subsidiaries      (38,718)            -      (38,718)
                                                               -----------------------------------------
                                  Total other expense               (17,171)            -      (17,171)

                         Loss before minority interest
                           and taxes                             (4,431,307)    (961,480)   (3,479,827)

                         Minority share of loss                       81,225            -        81,225
                         Provision for income taxes                        -            -             -
                                                               -----------------------------------------

                         Net loss                              $ (4,360,082) $  (961,480) $ (3,398,602)
                                                               =========================================

--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

19.  Recent                 In July 2001, SFAS No. 141, "Business  Combinations"
     Accounting             and SFAS No.  142,  "Goodwill  and Other  Intangible
     Pronounce-             Assets" were issued.  SFAS 142  addresses  financial
     ments                  accounting  and reporting for acquired  goodwill and
                            other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001.
                            Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS
                            142 will impact its financial position and results of operations in any future acquisitions.

                            The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS
                            19. The effective date for this Statement is June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position and future operations.

                            The FASB recently issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.


--------------------------------------------------------------------------------

                                                                AXIA GROUP, INC.
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

20.  Subsequent             On February  15,  2002,  the Company  entered into a
     Events /               stock purchase  agreement with Kelly's Coffee Group,
     Related                Inc. (Kelly's), whereby Kelly's acquired essentially
     Party                  all the assets of the Company  and its  subsidiaries
     Transactions           in exchange  for the issuance of  255,100,000  newly
                            issued restricted common shares of stock of Kelly's.
                            A Form 8-K  describing  the event in greater  detail
                            was filed with the  Securities  Exchange  Commission
                            (SEC)  on  February  27,  2002.  The  effect  of the
                            transaction  is that  Kelly's  became an 80%+  owned
                            subsidiary   of  the  Company  and  changed  from  a
                            development stage company to a holding company.

                            On March 15, 2002, Kelly's changed its name to Nexia Holdings, Inc. Going forward Nexia Holdings, Inc. will be included in Axia Group, Inc.'s financial statements as a consolidated entity, but will continue to issue separate reports under the name Nexia Holdings, Inc. as required by SEC regulations.


















--------------------------------------------------------------------------------
                                                                            F-38

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 2, 2001, Axia Group, Inc. ("Axia") retained Tanner+Co. of Salt Lake City ("Tanner"), to be the principal accountant engaged to audit Axia's financial statements. This action was taken to replace the firm of Mantyla & McReynolds who had previously resigned as Axia's principal accountant. Axia's board of directors approved the engagement of Tanner as the principal accountant. Tanner is a Utah based public accounting and auditing firm that specializes in SEC reporting companies.

Prior to engaging Tanner, Axia did not consult Tanner regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Axia's financial statements or any other financial presentation whatsoever.

Axia has previously filed an 8-K, regarding the resignation of Mantyla & McReynolds on September 17, 2001. Reference is made to that filing for all details regarding the resignation of Axia's prior principal accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                Directors, Executive Officers and Control Persons


Name                        Age        Position(s)
----                        ---        -----------

Richard Surber              29        President, Chief Executive Officer and
                                      Director

Gerald Einhorn              61        Vice-President, Secretary and Director

Adrienne Bernstein          55        Director

John E. Fry, Jr.            67        Director

Ed G. Haidenthaller         38        Chief Financial Officer and Chief
                                      Operating Officer

Richard D. Surber was appointed to Axia's Board of Directors in June 1992 and was appointed its Chief Executive Officer in March 1994. He was appointed as Axia's president on May 6, 1996, and served a prior term as Axia's president from March 1994 to August 1995. Mr. Surber was Axia's secretary from June 1992 to March 1994. Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law including securities, taxation, and bankruptcy.

He has been an officer and director of several public companies, including:
Elocity Networks Corp., an Internet company unrelated to Axia (president and director form June 1999 to April 10, 2000); Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), formerly a shell company who then acquired many of Axia's holdings in exchange for stock (president and director from May 1999 to the present); Wichita Development Corporation, owner of an office building in

Wichita, Kansas (president and director December 15, 1999 to November, 12,
2001); and Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of Axia, (president and director from September 1999 to December 19, 2001). GODC's operations (until January 4, 2002), consisted of operating a 134 room motel in Baton Rouge, Louisiana. Mr. Surber is also the president and a director of several reporting and non-reporting shell companies in which Axia has ownership interests. These shell companies intend to become fully reporting public companies.

Gerald Einhorn was appointed in October 1998 as a Director, Vice-President and Secretary of Axia. He has been employed by Axia in its legal department since February 1996 as an attorney working in the areas of real estate, corporate, and securities matters. Prior to that time Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users. He is a member of the New York Bar and practiced law in New York State for a period of 10 years before entering the food distribution business.

Adrienne Bernstein was appointed to the Board of Directors in September 1996. Ms. Bernstein is also an employee of Axia who has been responsible for managing Axia's east coast real estate holdings for the past two years From 1988 to 1994, Ms. Bernstein was the Assistant Director of Human Resources for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a Vice President for Leucadia National Corporation, a publicly traded company specializing in finance, insurance, and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

John E. Fry, Jr. was appointed to the Board of Directors on May 9, 2000. He has served as an independent consultant to Axia for the past four years. He worked for Firestone Tire Company for over 35 years, retiring from a position as a Vice President. He currently works as a business consultant and as a director for various other corporations.

Ed G. Haidenthaller was appointed Chief Financial Officer in August of 2000. He has had over 10 years experience in many fields, including work as a securities trader; a pension manager; an assistant controller of the brokerage division of a major financial institution; and director of finance and business administration responsible for the turnaround of a private company. He serves on the board of directors of two companies in addition to his responsibilities with Axia. He has a Bachelor's degree in Corporate Finance from Weber State University and an MBA from the University of Utah.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5 furnished to Axia, Axia is not aware of any person who at any time during the fiscal year ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of Axia, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation
----------------------

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of Axia, other than Richard Surber, during the years 1999 through 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, Axia's Chief Executive Officer for the past three years.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation                              Long Term Compensation
                                                                                   Awards                       Payouts
                                                                          Restricted    Securities
Name and                                                 Other Annual       Stock       Underlying       LTIP        All Other
Principal            Year       Salary      Bonus        Compensation      Award(s)      Options        payouts    Compensation
Position                         ($)         ($)             ($)             ($)         SARs(#)          ($)           ($)

Richard Surber,      2001       54,654        -               -           20,000 (2)   100,000 (3)         -             -
Chief Executive      2000       57,809      27,000            -               -        100,000 (3)         -             -
Officer              1999       79,855    68,743(1)           -               -                            -             -

(1)Richard Surber received shares of stock in various client companies during 1999. These were shares of client companies for which consulting work was done by subsidiaries of Axia. The shares were paid to Mr. Surber as part of his overall compensation from Axia in 1999. The shares were received by Axia's subsidiaries for services rendered to the client companies.

(2)Richard Surber received 400,000 shares of common stock pursuant to an S-8 registration statement. These shares are considered restricted subject to the volume limitation for officers and directors.

(3)The stock options were awarded pursuant to Axia's stock option plan with 100,000 stock options exercisable at award on September 7, 2000 at $.9688 per share and the other 100,000 options not vested for the exercise until September 30, 2001.

Compensation of Directors
-------------------------

Axia's directors are each compensated through the payment of $300 for each meeting of the board of directors which they attend. In February of 2002, each of the Company's directors received a cash payment of $3,000 for services rendered as directors and to cover past expenses related to their service as directors not previously reimbursed.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 16, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) all directors, and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided. As of April 16, 2002, there were 6,882,535 shares of common stock issued and outstanding.


      Title of Class                  Name & Address of                 Amount and Nature of        Percent of class
                                      Beneficial Owner                  Beneficial Ownership
-------------------------- --------------------------------------- ------------------------------ ---------------------
       Common Stock               Wichita Development Corp.              (1) 751,351 Direct              10.92%
    ($0.001) par value          268 West 400 South, Suite 300          Subsidiary of an AXIA
                                 Salt Lake City, Utah 84101                  Subsidiary

       Common Stock             Adrienne Bernstein, Director               13,704 Direct                  0.20%
    ($0.001 par value)          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

       Common Stock               Gerald Einhorn, Director                    0 Direct                    0.00%
    ($0.001 par value)          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

       Common Stock                John Fry, Jr., Director                 70,340 Direct                  1.02%
    ($0.001) par value               3619 Lakeview Road
                                  Carson City, Nevada 89703

       Common Stock            Richard D. Surber, CEO/Director        (2 & 3) 2,913,846 Direct           42.34%
    ($0.001) par value          268 West 400 South, Suite 300         (1) 3,665,197 Beneficial         (1) 53.25%
                                 Salt Lake City, Utah 84101

       Common Stock             Ed G. Haidenthaller, COO/CFO               24,850 Direct                  0.36%
    ($0.001) par value          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101

       Common Stock          Directors and Executive Officers as          3,022,740 Direct               43.92%
    ($0.001) par value             a Group (5 individuals)            (1) 3,774,091 Beneficial         (1) 54.84%
-------------------------- --------------------------------------- ------------------------------ ---------------------

(1) Wichita Development is a subsidiary of Nexia Holdings, Inc. ("Nexia"), which is a subsidiary of AXIA. On November 12, 2001, Mr. Surber resigned as officer and director of Wichita Development Corporation; however, Mr. Surber, as President of AXIA and Nexia, may be deemed to indirectly control AXIA shares owned by Wichita Development Corporation, due to Nexia's ownership control of Wichita.

(2) On January 23, 2002, AXIA's Board of Directors authorized the issuance of 1,570,513 restricted shares of common stock of AXIA to Mr. Surber as further collateral, resulting from a decline in the value of AXIA stock, for a loan that Mr. Surber guaranteed on behalf of a subsidiary of AXIA. Subsequently, of the total shares shown as directly held by Mr. Surber, 2,403,846 (34.93% of AXIA's total issued and outstanding) are held as collateral for that loan.

(3) On January 23, 2002, AXIA's Board of Directors also authorized the issuance of 200,000 shares of its common stock as a signing bonus for a 3-year employment agreement. The issuance of those shares has been deferred, pending finalization of the employment agreement. The shares are not included in the direct total.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

On December 13, 2000, Axia entered into a Stock Pledge Agreement with Richard D. Surber ("Surber"), whereby Axia obtained Surber's personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of Axia. In exchange, Axia issued 833,333 shares of its common stock to Surber. The Agreement calls for Surber to return his shares to Axia at such time as he is released from personal liability for the loan. Surber has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to Brighton Bank. On January 23, 2002 the Company's Board of Directors authorized an additional 1,570,513 shares of restricted common stock to be issued to Mr. Surber to act as additional collateral for the personal guarantee of this loan. This action was taken as a result of the short fall between the market value of the original shares issued as collateral and the outstanding loan balance resulting from a decline in the value of the Company's common stock. The additional shares are subject to the same terms and conditions as the earlier issuance.

Surber has at various times been appointed to serve as an officer or director for some clients of Axia. These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. As payment for services provided to these corporations, Surber has received securities of those corporations, and these transactions have been disclosed to the board of directors in each case. Surber holds a significant interest in approximately 20 shell companies.

During 2001, Axia compensated Mr. Surber with securities that had been received from clients of Axia. The disinterested members of the board of directors reviewed these payments and approved them. For more information, see Item 10, Executive Compensation.

On January 4, 2001, Axia sold 50,000 shares of restricted common stock to Wichita Development Corporation ("Wichita") at a price of $.758 per share for a total of $37,875 in cash. On March 1, 2001, Axia sold 406,349 shares of restricted common stock to Wichita for $200,000 in cash and 1,760,702 shares of common stock of Wichita. The shares sold by Axia were valued at $.75 per share for a total value of $304,760. The Wichita shares received were valued at $.0595 per share or a value of $104,760. On April 27, 2001, Axia sold 90,090 shares of restricted common stock to Wichita at a price of $.2775 per share for a total of $25,000 in cash. On June 5, 2001, Axia sold 121,212 shares of restricted common stock to Wichita for $50,000 in cash. The shares sold by Axia were valued at $.4125 per share. At the time of these sales of stock to Wichita, Axia Group, Inc., its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of Wichita and Surber was president of both Axia and Wichita.

On April 27, 2001, Salt Lake Development, Inc., a subsidiary of Axia borrowed $49,566 from Wichita pursuant to a promissory note at 10% interest per annum. The note is due and payable on April 30, 2003 (See Exhibit 10(i)(i)). On June 5, 2001, Axia borrowed $50,000 from Wichita pursuant to a promissory note at 10% interest per annum. The note is due and payable on September 5, 2002. The note is secured by one million shares of common stock of Elocity Networks Corporation. (See Exhibit 10(i)(j)). On September 6, 2001, West Jordan Real Estate Holdings, Inc., a subsidiary of Axia borrowed $16,849.43 from Wichita pursuant to a promissory note at 10% interest per annum. The note was due and payable on March 6, 2002 (See Exhibit 10(i)(n)). On March 1, 2002, the West Jordan Real Estate Holdings, Inc. note was extended to March 30, 2003 (See
Exhibit 10(i)(n)). At the time of these borrowings from Wichita, Axia, its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of Wichita and Surber was president of both Axia and Wichita.

On October 17, 2001, Axia entered into a Stock Purchase Agreement with Wichita, pursuant to which Axia sold to Wichita approximately 85.6% of the issued and outstanding shares of Kearns Development Corporation ("Kearns"), a Nevada corporation which owns real estate consisting of a fully rented office building located in Salt Lake County, Utah. Axia delivered 18,100,000 shares of Kearns common stock to Wichita in exchange for 80,000,000 shares of Wichita's common stock. As a result of the transaction, Axia became a holder of in excess of 80% of the stock of Wichita. This transaction caused Wichita to become a subsidiary of Axia, and Kearns to become a majority owned subsidiary of Wichita. At the time of this transaction, Axia, subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of Wichita, and Surber was president of both Axia and Wichita.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No Form 8-K reports were filed during the period covered by this Form 10KSB


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2002.

                                        Axia Group, Inc.



                                        /s/ Richard D. Surber
                                        --------------------------------
                                        Richard D. Surber, President and
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                               Date


 /s/ Richard D. Surber                  President, Chief Executive Officer and              April 15, 2002
-----------------------                 Director
Richard D. Surber

 /s/ Ed Haidenthaller                   Chief Financial Officer and Chief Operating         April 15, 2002
-----------------------                 Officer
Ed Haidenthaller

 /s/ Gerald Einhorn                     Vice-President, Director                            April 15, 2002
-----------------------
Gerald Einhorn


 /s/ Adrienne Bernstein                 Director                                            April 15, 2002
-----------------------
Adrienne Bernstein


 /s/ John Fry, Jr.                      Director                                            April 15, 2002
-----------------------
John Fry, Jr.

                                    EXHIBITS


EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

2,10(i)           *                 Stock Purchase Agreement between Axia and Kelly's Coffee Group, Inc.
                                    (nka Nexia Holdings, Inc.), where by Axia reorganized its operations through acquisition of a controlling interest in Kelly's Coffee Group, Inc., in exchange for a controlling interest in much of Axia (incorporated herein by reference from Axia's Form 8-K filed February 27, 2002).

3(i)              *                 Articles of  Incorporation  of Axia (note that these were amended by the
                                    Articles of Merger constituting Exhibit 2 from Form 10-KSB for period ending December 31, 2000) (incorporated  herein by  reference from
                                    Exhibit No. 3(i) to the Company's  Form 10-KSB for the year ended
                                    December 31, 1993).

3(ii)             *                 Bylaws of Axia, as amended (incorporated  herein by reference  from
                                    Exhibit 3(ii) of the Company's Form 10-KSB for the year ended
                                    December 31, 1995).

3(i),4            *                 Certificate of Determination of the Rights and Preferences of Preferred
                                    Stock by Axia for 5,000,000 shares of preferred stock out of the
                                    20,000,000 authorized (incorporated herein by reference from a Form 8-K filed on August 24, 2001).

4                 *                 2000 Stock Option Plan (incorporated  herein by  reference from Form S-
                                    8 filed September 19, 2000).

5, 23(b)          *                 Opinion and consent of Counsel with respect to the legality of the issuance of securities being issued (incorporated  herein by  reference from Form S-
                                    8 filed September 19, 2000).

16(i)             *                 Engagement letter from Tanner & Co. date October 2, 2001, relating to its retention as Axia's independent auditors (incorporated herein by reference from Form 8-K filed October 9, 2001).

16(ii)            *                 Letter from Mantyla McReynolds resigning as auditor of Axia
                                    (incorporated herein by reference from Form 8-K filed September 17,
                                    2001).

16(iii)           *                 Letter from Mantyla McReynolds stating that it has reviewed the disclosures in the Form 8-K and has no objection to the statement made within it (incorporated herein by reference from Form 8-K filed September
                                    17, 2001).

16(iv)            *                 Engagement letter from Mantyla McReynolds dated August 25, 2000 relating to its retention as the Registrant's independent auditors
                                    (incorporated herein by reference from Form 8-K/A filed September 18,
                                    2000).


16(v)             *                 Letter to Crouch, Bierwolf and Chisholm, containing notice of its termination as auditor for Axia and requesting a letter confirming that there are no material disagreements with Axia (incorporated herein by reference from Form 8-K/A filed September 18, 2000).


16(vi)            *                 Letter from Crouch, Bierwolf and Chisholm stating that it has reviewed the revised disclosures in the Form 8-K/A and has no objection to the statements made within it (incorporated herein by  reference from Form 8-
                                    K/A filed September 18, 2000).
MATERIAL CONTRACTS

10(i)(a)          *                 Real Estate Purchase Agreement dated August 10, 2000 between Oasis
                                    International Hotel & Casino,  Inc., a subsidiary of the  Company and  A-
                                    Z Professional Consultants, Inc. Retirement Trust. for the purchase of two parcels of land in Elko County,  Nevada in exchange for 125,000 shares of the common stock of  Freedom Surf, Inc. as full and fair consideration for the purchase of the said parcels of real property (incorporated herein by reference from Form 10QSB filed November 14, 2000).

10(i)(b)          *                 Stock Purchase Agreement dated June 29, 2000 between Axia and  A-Z
                                    Professional Consultants, Inc. for the buy back of 441,730  shares of the common  stock in exchange for a forgiveness and  satisfaction of loans and obligations owed to Axia  (incorporated herein by reference from
                                    Axia's Form 8-K filed on July 2000).

10(i)(c)          *                 Stock Purchase Agreement dated July 18, 2000 between Axia and World
                                    Alliance Consulting, Inc. for the purchase of 2,850,000  shares of the common stock of Chattown.com Network Inc., in exchange for the transfer of 100 percent of the Company's stock in holdings in certain subsidiaries (incorporated herein by reference  from Axia's Form 8-K filed on July 25, 2000)

10(i)(d)          *                 Stock Purchase Agreement dated March 1, 2001, Axia and Wichita
                                    Development Corporation wherein Axia, in a private placement, sold
                                    406,349 restricted shares of its common stock (incorporated  herein by reference from Axia's Form 8-K filed March 2, 2001).

10(i)(e)          **                Stock Pledge Agreement December 13, 2000 wherein Axia granted
                                    Richard Surber 833,333 shares of its common stock to serve as collateral for his personal guarantee of a loan of $650,000 Kearns Development
                                    Corporation (fka Cyberstudio),a wholly owned subsidiary of Axia.

10(i)(f)          *                 On January 4, 2002, Golden Opportunity Development Corporation
                                    ("GODC"), a majority owned subsidiary of Axia Group, Inc. ("Axia")
                                    sold its sole asset, a hotel in Louisiana, for $2,332,000 cash (incorporated herein by reference from Axia's filed Form 8-K dated January 14, 2002).

10(i)(g)          27                Stock Purchase Agreement dated January 4, 2001, between Axia and
                                    Wichita Development Corporation wherein Axia sold 50,000 shares of its common stock for $37,875.

10(i)(h)          30                Stock Purchase Agreement dated March 1, 2001, between Axia and
                                    Wichita Development Corporation wherein Axia sold 406,349 shares of its common stock for $2,000,000 and 1,760,702 shares of Wichita
                                    Development Corporation common stock.

10(i)(i)          33                Stock Purchase Agreement dated April 27, 2001, between Axia and
                                    Wichita Development Corporation wherein Axia sold $25,000 worth of
                                    25% discounted shares of its common stock for cash (equal to 90,090 shares).

10(i)(j)          36                Stock Purchase Agreement dated June 5, 2001, between Axia and Wichita
                                    Development Corporation wherein Axia sold $50,000 worth of 25%
                                    discounted shares of its common stock for cash (equal to 121,212 shares).

10(i)(k)          39                Stock Purchase Agreement dated October 17, 2001, between Axia and
                                    Wichita Development Corporation wherein Axia sold 18,100,000 common stock shares of Kearns Development Corporation for 80,000,000 shares of Wichita common stock.

10(i)(l)          43                Promissory Note dated April 27, 2001, where Salt Lake Development
                                    Corporation promises to pay Wichita Development Corporation $50,000.

10(i)(m)          45                Promissory Note date June 5, 2001, where Axia promises to pay Wichita
                                    Development Corporation $50,000.

10(i)(n)          47                Promissory Note dated September 6, 2001, where the West Jordan Real
                                    Estate Development promises to pay Wichita Development Corporation
                                    $16,849.43.  Includes the extension of due date from March 6, 2002, to
                                    March 30, 2003.




*  Documents incorporated by reference from previous filings.
** Incorporated by reference from Axia's Form 10-KSB for the period ended
   December 31, 1999

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 12th day of January, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals
                                    --------

         Axia desires to sell and transfer Fifty Thousand (50,000) restricted shares of the common stock of Axia to WDC and WDC desires to purchase and acquire, Fifty Thousand (50,000) restricted shares of the common stock of Axia, par value $0.001 per share (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Thirty Seven Thousand Eight Hundred Seventy Five dollars ($37,875), representing a purchase price of $0.7575 per share.

                                    Agreement
                                    ---------

         In consideration of the mutual promises, covenants, and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by all the parties, the parties hereby agree as follows:

1. Purchase and Sale of Shares. Axia agrees to transfer the Shares to WDC, and WDC agrees to acquire the Shares from Axia. Immediately after Axia receives the purchase price from Wichita, it will direct its transfer agent to issue the Shares to WDC.

2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Thirty Seven Thousand Eight Hundred Seventy Five dollars ($37,875), representing a purchase price of $0.7575 per share.

3.       Representation and Warranties of WDC. WDC represents and warrants that:

         a. WDC is an entity incorporated under the laws of the State of Nevada.

         b. WDC has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of the purchase of the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         c. WDC is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as WDC deems to be appropriate in purchasing the Shares; WDC has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of purchasing the Shares.

         d. WDC understands that Axia is relying upon WDC's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares. Therefore, WDC agrees to indemnify Axia against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement.

4. Representations and Warranties of Axia. Axia represents and warrants that:

         a. Axia is a corporation duly organized and validly existing under the laws of the State of Nevada.

         b. Axia has valid title to the Shares which it is transferring to WDC pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the Shares.

         c. Axia is relying solely upon its independent consultation with its professional, legal, tax, accounting and such other advisors as Axia deems to be appropriate in transferring the Shares; Axia has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of transferring the Shares.

         d. All corporate action on the part of Axia required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of Axia, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.       Survival of Representations, Warranties and Covenants.

         The representations, warranties and covenants made by Axia and WDC in this Agreement shall survive the purchase and sale of the Shares.

6.       Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         e. The validity, interpretation, and performance of this Agreement shall be governed by the laws of the State of Utah, without regard to its law on the conflict of laws. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, State of Utah. The parties exclude any and all statutes, laws and treaties which would allow or require any dispute to be decided in another forum or by other rules of decision than provided in this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.



Axia Group, Inc.                          Wichita Development Corporation


/s/ Gerald Einhorn                        /s/ Richard Surber
------------------------------            -------------------------
Gerald Einhorn, Vice-President            Richard Surber, President

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 1st day of March, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals
                                    --------

         Axia desires to sell and transfer Four Hundred Six Thousand Three Hundred Forty Nine (406,349) restricted shares of the common stock of Axia to WDC and WDC desires to purchase and acquire, Four Hundred Six Thousand Three Hundred Forty Nine (406,349) restricted shares of the common stock of Axia, par value $0.001 per share (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Two Hundred Thousand dollars ($200,000) and the transfer of One Million Seven Hundred Sixty Thousand Seven Hundred Two (1,760,702) restricted shares of the common stock of WDC (the shares of WDC are valued at $0.0595 per share) (the WDC Shares"), representing a purchase price of $0.75 per Axia share of common stock.

                                    Agreement
                                    ---------

         In consideration of the mutual promises, covenants, and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by all the parties, the parties hereby agree as follows:

1. Purchase and Sale of Shares. Axia agrees to transfer the Shares to WDC, and WDC agrees to acquire the Shares from Axia. Immediately after Axia receives the purchase price from Wichita, it will direct its transfer agent to issue the Shares to WDC.

2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Two Hundred Thousand dollars ($200,000) cash and transfer to Axia One Million Seven Hundred Sixty Thousand Seven Hundred Two (1,760,702) restricted shares of WDC common stock, representing a purchase price per Axia share of common stock of $0.75.

3.       Representation and Warranties of WDC. WDC represents and warrants that:

         a. WDC is an entity incorporated under the laws of the State of Nevada.

         b. WDC has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of the purchase of the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         c. WDC is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as WDC deems to be appropriate in purchasing the Shares; WDC has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of purchasing the Shares.

         d. WDC has valid title to the WDC Shares which it is transferring to Axia pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the WDC Shares.

         e. All corporate action on the part of WDC required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the WDC Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of WDC, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally

         f. WDC understands that Axia is relying upon WDC's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares. Therefore, WDC agrees to indemnify Axia against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement.

4. Representations and Warranties of Axia. Axia represents and warrants that:

         a. Axia is a corporation duly organized and validly existing under the laws of the State of Nevada.

         b. Axia has valid title to the Shares which it is transferring to WDC pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the Shares.

         c. Axia is relying solely upon its independent consultation with its professional, legal, tax, accounting and such other advisors as Axia deems to be appropriate in transferring the Shares; Axia has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of transferring the Shares.

         d. All corporate action on the part of Axia required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of Axia, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.       Survival of Representations, Warranties and Covenants.

         The representations, warranties and covenants made by Axia and WDC in this Agreement shall survive the purchase and sale of the Shares.

6.       Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         e. The validity, interpretation, and performance of this Agreement shall be governed by the laws of the State of Utah, without regard to its law on the conflict of laws. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, State of Utah. The parties exclude any and all statutes, laws and treaties which would allow or require any dispute to be decided in another forum or by other rules of decision than provided in this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.



Axia Group, Inc.                            Wichita Development Corporation


 /s/  Gerald Einhorn                        /s/ Richard Surber
-------------------------------             ------------------------
 Gerald Einhorn, Vice-President             Richard Surber, President

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 27th day of April, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals
                                    --------

         Axia desires to sell and transfer restricted shares of the common stock of Axia to WDC at a 25% discount from the stock's final price on the day of closing and WDC desires to purchase and acquire restricted shares of the common stock of Axia, par value $0.001 per share at a 25% from the stock's final price on the day of closing (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Twenty Five Thousand dollars ($25,000).

                                    Agreement
                                    ---------

         In consideration of the mutual promises, covenants, and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by all the parties, the parties hereby agree as follows:

1. Purchase and Sale of Shares. Axia agrees to transfer the Shares to WDC, and WDC agrees to acquire the Shares from Axia. Immediately after Axia receives the purchase price from Wichita, it will direct its transfer agent to issue the Shares to WDC.

2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Twenty Five Thousand dollars ($25,000), representing a purchase price equal to a 25% discount from the stock's final price on the date of closing hereof.

3.       Representation and Warranties of WDC. WDC represents and warrants that:

         a. WDC is an entity incorporated under the laws of the State of Nevada.

         b. WDC has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of the purchase of the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         c. WDC is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as WDC deems to be appropriate in purchasing the Shares; WDC has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of purchasing the Shares.

         d. WDC understands that Axia is relying upon WDC's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares. Therefore, WDC agrees to indemnify Axia against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement.

4. Representations and Warranties of Axia. Axia represents and warrants that:

         a. Axia is a corporation duly organized and validly existing under the laws of the State of Nevada.

         b. Axia has valid title to the Shares which it is transferring to WDC pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the Shares.

         c. Axia is relying solely upon its independent consultation with its professional, legal, tax, accounting and such other advisors as Axia deems to be appropriate in transferring the Shares; Axia has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of transferring the Shares.

         d. All corporate action on the part of Axia required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of Axia, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.       Survival of Representations, Warranties and Covenants.

         The representations, warranties and covenants made by Axia and WDC in this Agreement shall survive the purchase and sale of the Shares.

6.       Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         e. The validity, interpretation, and performance of this Agreement shall be governed by the laws of the State of Utah, without regard to its law on the conflict of laws. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, State of Utah. The parties exclude any and all statutes, laws and treaties which would allow or require any dispute to be decided in another forum or by other rules of decision than provided in this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.


Axia Group, Inc.                              Wichita Development Corporation


 /s/  Gerald Einhorn                          /s/ Richard Surber
-------------------------------               -------------------------
 Gerald Einhorn, Vice-President               Richard Surber, President

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 5th day of June, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals
                                    --------

         Axia desires to sell and transfer restricted shares of the common stock of Axia to WDC at a 25% discount from the stock's final price on the day of closing and WDC desires to purchase and acquire restricted shares of the common stock of Axia, par value $0.001 per share at a 25% discount from the stock's final price on the day of closing (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Fifty Thousand dollars ($50,000).

                                    Agreement
                                    ---------

         In consideration of the mutual promises, covenants, and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by all the parties, the parties hereby agree as follows:

1. Purchase and Sale of Shares. Axia agrees to transfer the Shares to WDC, and WDC agrees to acquire the Shares from Axia. Immediately after Axia receives the purchase price from Wichita, it will direct its transfer agent to issue the Shares to WDC.

2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Fifty Thousand dollars ($50,000), representing a purchase price equal to a 25% discount from the stock's final price on the date of closing hereof.

3.       Representation and Warranties of WDC. WDC represents and warrants that:

         a. WDC is an entity incorporated under the laws of the State of Nevada.

         b. WDC has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of the purchase of the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         c. WDC is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as WDC deems to be appropriate in purchasing the Shares; WDC has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of purchasing the Shares.

         d. WDC understands that Axia is relying upon WDC's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares. Therefore, WDC agrees to indemnify Axia against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement.

4. Representations and Warranties of Axia. Axia represents and warrants that:

         a. Axia is a corporation duly organized and validly existing under the laws of the State of Nevada.

         b. Axia has valid title to the Shares which it is transferring to WDC pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the Shares.

         c. Axia is relying solely upon its independent consultation with its professional, legal, tax, accounting and such other advisors as Axia deems to be appropriate in transferring the Shares; Axia has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of transferring the Shares.

         d. All corporate action on the part of Axia required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of Axia, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.       Survival of Representations, Warranties and Covenants.

         The representations, warranties and covenants made by Axia and WDC in this Agreement shall survive the purchase and sale of the Shares.

6.       Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         e. The validity, interpretation, and performance of this Agreement shall be governed by the laws of the State of Utah, without regard to its law on the conflict of laws. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, State of Utah. The parties exclude any and all statutes, laws and treaties which would allow or require any dispute to be decided in another forum or by other rules of decision than provided in this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.


Axia Group, Inc.                         Wichita Development Corporation


 /s/ Gerald Einhorn                      /s/ Richard Surber
-------------------------------          -------------------------
 Gerald Einhorn, Vice-President          Richard Surber, President

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") agreement dated October 17, 2001, by, between and among WICHITA DEVELOPMENT CORPORATION, a Nevada Corporation ("Wichita"), and AXIA GROUP, INC., a Nevada corporation, ("AXIA").

         WHEREAS, Axia owns in excess of 90% of the issued and outstanding common stock of Kearns Development Corporation ("Kearns"), a Nevada corporation, which owns real property located in Salt Lake County, Utah; and

         WHEREAS, Axia desires to sell and Wichita desires to purchase Eighteen Million One Hundred Thousand (18,100,000) shares of common stock, representing an interest in excess of eighty percent (80%) of the issued and outstanding shares of Kearns in exchange for the transfer of a total of Eighty Million (80,000,000) shares of the common stock of Wichita to Axia;

         NOW, THEREFORE, in consideration of the mutual covenants, agreements, representations and warranties herein contained, the parties hereby agree as follows:

d. Purchase and Sale. Axia hereby agrees to sell, transfer, assign and convey to Wichita and Wichita hereby agrees to purchase and acquire from Axia, Eighteen Million One Hundred Thousand (18,100,000) shares of the common voting stock of Kearns Development Corporation, a Nevada corporation.

e. Purchase Price. The aggregate purchase price to be paid by Wichita for the Eighteen Million One Hundred Thousand shares of stock of Kearns Eighty Million (80,000,000) shares of common stock in Wichita.

f. Warranties and Representations of Axia. In order to induce Wichita to enter into the Agreement and to complete the transaction contemplated hereby, Axia warrants and represents to Wichita that:

         1. Organization and Standing. Axia is a corporation duly organized, validly existing and in good standing under the laws of the State of its incorporation, is qualified to do business as a foreign corporation in every other state or jurisdiction in which it operates to the extent required by the laws of such states and jurisdictions, and has full Power and authority to carry on its business as now conducted and to own and operate its assets, properties and business.

         2. Ownership of the Shares. As of the Date hereof, Axia is the sole owner of the Eighteen Million One Hundred Thousand Shares being purchased by Wichita pursuant to this Agreement, free and clear of all liens, encumbrances and restrictions, other then those imposed due to the fact the shares have not been registered with the Securities and Exchange Commission and carry a Rule 144 legend.

         3. Taxes. Axia has filed all federal, state and local income or other tax returns and reports that it is required to file with all governmental agencies, wherever situate, and has paid or accrued for payment all taxes as shown on such returns, such that a failure to file, pay or accrue will not have a material adverse effect on Axia or the shares of Kearns stock which are the subject of this Agreement .

         4. Pending Actions. There are no material legal actions, lawsuits, proceedings or investigations, either administrative or judicial, pending or to the knowledge of Axia threatened, against or affecting Kearns Development Corporation and/or the Kearns Shares. Axia is not in violation of any material law, ordinance or regulation of any kind whatever, including, but not limited to the Securities Act of 1933, (the "33 Act"), the Securities Exchange Act of 1934, as amended (the "34 Act") the Rules and Regulations of the U.S. Securities and Exchange Commission ("SEC"), or the Securities Laws and Regulations of any state.

         5. Governmental Regulation. The completion of the transactions contemplated by the Agreement will not, in and of themselves, violate any governmental law, rule or regulation which would in any way affect or jeopardize the validity of this Agreement.

         6. Ownership of Assets. Axia has good, marketable title, without any liens or encumbrances of any nature whatever, to the Kearns shares which are the subject of this Agreement

         7. No Misleading Statements or Omissions. Neither the Agreement nor any financial statement, exhibit, schedule or document attached hereto, contains any materially misleading statement, or omits any fact or statement necessary to make the other statements or facts therein set forth not materially misleading.

         8. Validity of the Agreement. All corporate action and other proceedings required to be taken by Axia in order to enter into and to carry out the Agreement have been duly and properly taken. No additional corporate or other action on the part of Axia is required in connection with this Agreement, or the transaction contemplated herein. The Agreement has been duly executed by Axia, and constitutes the valid and binding obligation of Axia, except to the extent limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws relating to or affecting generally the enforcement of creditors rights. The execution and delivery of the Agreement and the carrying out of its purposes will not result in the breach of any of the terms or conditions of, or constitute a default under or violate Axia's Certificate of Incorporation or document of undertaking, oral or written, to which Axia is a party or is bound or may be affected, nor will such execution, delivery and carrying out violate any order, writ, injunction, decree, law, rule or regulation of any court, regulatory agency or other governmental body; and the business now conducted by Axia can continue to be so conducted after completion of the transaction contemplated hereby.

         9. Enforceability of the Agreement. When duly executed and delivered, the Agreement and the Exhibits hereto which are incorporated herein and made a part hereof are legal, valid, and enforceable by Wichita according to their terms, except to the extent limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws relating to or affecting generally the enforcement of creditors rights and that at the time of such execution and delivery, Wichita will have acquired title in and to the Kearns shares free and clear of all claims, liens and encumbrances.

g. Warranties and Representations of Wichita. In order to induce Axia to enter into the Agreement and to complete the transaction contemplated hereby, Wichita warrants and represents to Axia that:

         1. Organization and Standing. Wichita is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada, is qualified to do business as a foreign corporation in every other state in which it operates to the extent required by the laws of such states, and has full power and authority to carry on its business as now conducted and to own and operate its assets, properties and business.

         2. No Misleading Statements or Omissions. Neither the Agreement nor any financial statement, exhibit, schedule or document attached hereto or presented to Axia in connection herewith contains any materially misleading statement, or omits any fact or statement necessary to make the other statements of facts therein set forth not materially misleading.

         3. Validity of the Agreement. All corporate action and proceedings required to be taken by Wichita in order to enter into and to carry out the Agreement have been duly and properly taken. The Agreement has been duly executed by Wichita, and constitutes a valid and binding obligation of Wichita. The execution and delivery of the Agreement and the carrying out of its purposes will not result in the breach of any of the terms or conditions of, or constitute a default under or violate, Wichita's Certificate of Incorporation or By-Laws, or any agreement, lease, mortgage, bond, indenture, license or other document or undertaking, oral or written, to which Wichita is a party or is bound or may be affected, nor will such execution, delivery and carrying out violate any order, writ, injunction, decree, law, rule or regulation of any court regulatory agency or other governmental body.

         4. Enforceability of the Agreement. When duly executed and delivered, the Agreement and the Exhibits hereto which are incorporated herein and made a part hereof are legal, valid, and enforceable by Wichita according to their terms, and that at the time of such execution and delivery, Wichita will have acquired good, marketable title in and to the Kearns shares acquired herein, free and clear of all liens and encumbrances.

h. Term. All representations, warranties, covenants and agreements made herein and in the exhibits attached hereto shall survive the execution and delivery of the Agreement and payment pursuant thereto.

i.       Conditions Precedent to Closing.

         1. The obligations of Wichita under the Agreement shall be and are subject to fulfillment, prior to or at the Closing of each of the following conditions:

              a. That Axia and its management representations and warranties contained herein shall be true and correct at the time of closing date as if such representations and warranties were made at such time;

              b. That Axia and its management shall have performed or complied with all agreements, terms and conditions required by the Agreement to be performed or complied with by them prior to or at the time of Closing;

         2. The obligations of Axia under the Agreement shall be and are subject to fulfillment, prior to, at the Closing or subsequent to the Closing of each of the following conditions:

              a. That Wichita's representations and warranties contained herein shall be true and correct at the time of Closing as if such representations and warranties were made at such time; and

              b. That Wichita shall have performed or complied with all agreements, terms and conditions required by the Agreement to be performed or complied with by it prior to or at the time of Closing.

j. Termination. The Agreement may be terminated at any time before or; at Closing, by:

         1.       The mutual agreement of the parties;


         2.       Any party if:

              a. Any provision of the Agreement applicable to a party shall be materially untrue or fail to be accomplished.

              b. Any legal proceeding shall have been instituted or shall be imminently threatening to delay, restrain or prevent the consummation of the Agreement.

Upon termination of the Agreement for any reason, in accordance with the terms and conditions set forth in this paragraph, each said party shall bear all costs and expenses as each party has incurred and no party shall be liable to the other.

k. Miscellaneous Provisions. This Agreement is the entire agreement between the parties in respect of the subject matter hereof, and there are no other agreements, written or oral, nor may the Agreement be modified except in writing and executed by all of the parties hereto. The failure to insist upon strict compliance with any of the terms, covenants or conditions of the Agreement shall not be deemed a waiver or relinquishment of such right or Power at any other time or times.

l. Closing. The Closing of the transactions contemplated by the Agreement ("Closing") shall take place at 1:00 P.M. on October 18,2001. The Closing shall occur at such place as the parties hereto shall agree upon. At the Closing, all of the documents and items referred to herein shall be exchanged.

m. Governing Law. The Agreement shall be governed by and construed in accordance with the internal laws of the State of Nevada.

n. Counterparts. The Agreement may be executed in duplicate facsimile counterparts, each of which shall be deemed an original and together shall constitute one and the same binding Agreement, with one counterpart being delivered to each party hereto.

         IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the date and year above first written.

                           Wichita Development Corporation

                           By:   /s/ Edward T. Wells
                              ------------------------
                                    Edward T. Wells
                                    Its:   CEO

                           Axia Group, Inc.

                           By:   /s/ Richard D. Surber
                              -------------------------
                                    Richard D. Surber
                                    Its:   President

$50,000                                                    Dated: April 27, 2001

                                 PROMISSORY NOTE

         FOR VALUE RECEIVED, Salt Lake Development, Inc. ("Maker"), promises to pay to Wichita Development Corporation, a Nevada corporation ("Holder"), or order, Fifty Thousand Dollars ($50,000).

         1. Payments. The principal and interest on the obligation represented hereby shall be repaid in installments of $478.52 on the last day of each month, commencing May 31, 2001, with the entire unpaid principal paid in full on or before April 30, 2003.

         2. Interest. The obligation shall bear simple interest which shall be at the rate of 10% per annum, payable on the last day of each month, commencing May 31, 2001, with the entire unpaid interest payable on or before April 30, 2003.

         3. Type and Place of Payments. Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder at 268 West 400 South, suite 300, Salt Lake City, Utah 8410, or order.

         4. Prepayment. Advance payment or payments may be made on the principal, without penalty or forfeiture. There shall be no penalty for any prepayment.

         5. Default. Upon the occurrence or during the continuance of any one or more of the events hereinafter enumerated, Holder or the holder of this Note may forthwith or at any time thereafter during the continuance of any such event, by notice in writing to the Maker, declare the unpaid balance of the principal and interest on the Note to be immediately due and payable, and the principal and interest shall become and shall be immediately due and payable without presentation, demand, protest, notice of protest, or other notice of dishonor, all of which are hereby expressly waived by Maker, such events being as follows:

              (a) Default in the payment of the principal and interest of this Note or any portion thereof when the same shall become due and payable, whether at maturity as herein expressed, by acceleration, or otherwise, unless cured within five (5) days after notice thereof by Holder or the holder of such Note to Maker.

              (b) Maker shall file a voluntary petition in bankruptcy or a voluntary petition seeking reorganization, or shall file an answer admitting the jurisdiction of the court and any material allegations of an involuntary petition filed pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof, or shall be adjudicated bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any receiver or trustee for Maker, or of all or any substantial portion of its property, or Maker shall make an assignment to an agent authorized to liquidate any substantial part of its assets; or

              (c) An order shall be entered pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof approving an involuntary petition seeking reorganization of the Maker, or an order of any court shall be entered appointing any receiver or trustee of or for Maker, or any receiver of trustee of all or any substantial portion of the property of Maker, or a writ or warrant of attachment or any similar process shall be issued by any court against all or any substantial portion of the property of Maker, and such order approving a petition seeking reorganization or appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment, or similar process is not released or bonded within 60 days after its entry or levy.

         6. Attorneys' Fees. If this Note is placed with an attorney for collection, or if suit be instituted for collection, or if any other remedy permitted by law is pursued by Holder, because of any default in the terms and conditions herein, then in such event, the undersigned agrees to pay reasonable attorneys' fees, costs, and other expenses incurred by Holder in so doing.

         7. Construction. This Note shall be governed by and construed in accordance with the laws of the State of Utah.

         8. Security. This Note is secured by a Deed of Trust on the property located at 268 West 400 South, Salt Lake City, Utah 84101, as set forth in the Deed of Trust granted by Maker with Holder as the named beneficiary therein.

                                           Salt Lake Development, Inc.


                                           By   /s/  Richard Surber
                                              ---------------------
                                           Title    President
                                                -------------------

$50,000                                                      Dated: June 5, 2001

                                 PROMISSORY NOTE

         FOR VALUE RECEIVED, Axia Group, Inc. ("Maker"), promises to pay to Wichita Development Corporation, a Nevada corporation ("Holder"), or order, Fifty Thousand Dollars ($50,000).

         1. Payments. The principal and interest on the obligation represented hereby shall be repaid in full on or before September 5, 2001.

         2. Interest. The obligation shall bear simple interest which shall be at the rate of 10% per annum, payable on the last day of each month, commencing June 30, 2001, with the entire unpaid interest payable on or before September 5, 2001.

         3. Type and Place of Payments. Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder at 268 West 400 South, suite 300, Salt Lake City, Utah 84101, or order.

         4. Prepayment. Advance payment or payments may be made on the principal, without penalty or forfeiture. There shall be no penalty for any prepayment.

         5. Default. Upon the occurrence or during the continuance of any one or more of the events hereinafter enumerated, Holder or the holder of this Note may forthwith or at any time thereafter during the continuance of any such event, by notice in writing to the Maker, declare the unpaid balance of the principal and interest on the Note to be immediately due and payable, and the principal and interest shall become and shall be immediately due and payable without presentation, demand, protest, notice of protest, or other notice of dishonor, all of which are hereby expressly waived by Maker, such events being as follows:

         (a) Default in the payment of the principal and interest of this Note or any portion thereof when the same shall become due and payable, whether at maturity as herein expressed, by acceleration, or otherwise, unless cured within five (5) days after notice thereof by Holder or the holder of such Note to Maker.

         (b) Maker shall file a voluntary petition in bankruptcy or a voluntary petition seeking reorganization, or shall file an answer admitting the jurisdiction of the court and any material allegations of an involuntary petition filed pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof, or shall be adjudicated bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any receiver or trustee for Maker, or of all or any substantial portion of its property, or Maker shall make an assignment to an agent authorized to liquidate any substantial part of its assets; or

         (c) An order shall be entered pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof approving an involuntary petition seeking reorganization of the Maker, or an order of any court shall be entered appointing any receiver or trustee of or for Maker, or any receiver of trustee of all or any substantial portion of the property of Maker, or a writ or warrant of attachment or any similar process shall be issued by any court against all or any substantial portion of the property of Maker, and such order approving a petition seeking reorganization or appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment, or similar process is not released or bonded within 60 days after its entry or levy.

         6. Attorneys' Fees. If this Note is placed with an attorney for collection, or if suit be instituted for collection, or if any other remedy permitted by law is pursued by Holder, because of any default in the terms and conditions herein, then in such event, the undersigned agrees to pay reasonable attorneys' fees, costs, and other expenses incurred by Holder in so doing.

         7. Construction. This Note shall be governed by and construed in accordance with the laws of the State of Utah.

         8. Security. This Note is secured by One Million (1,000,000) shares of the common stock of eLocity Networks Corp., fka Chattown.com Network, Inc., presently held in the name of Maker and as may be set forth in a Security Agreement by Maker with Holder as the named beneficiary therein.

                                        Axia Group, Inc.


                                        By   /s/ Gerald Einhorn
                                          ---------------------

                                        Title   Vice President
                                             ------------------

Non-Recourse
$ 16,849.43                                             Dated: September 6, 2001

                                 PROMISSORY NOTE


         FOR VALUE RECEIVED, West Jordan Real Estate Holdings, Inc., a Utah corporation ("Maker"), promises to pay to Wichita Development Corporation a Nevada corporation ("Holder"), or order, Sixteen Thousand Eight Hundred Forty Nine and 43/100 ($16,849.43).

         1. Payments. The principal on the obligation represented hereby shall be repaid in one lump sum, six months from the date hereof.

         2. Interest. The obligation shall bear no interest, if unpaid thirty days after the date hereof, interest shall then be charged at the rate of ten percent (10%) per annum.

         3. Type and Place of Payments. Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder in Salt Lake City, Utah, or order.

         4. Prepayment. Advance payment or payments may be made on the principal, without penalty or forfeiture. There shall be no penalty for any prepayment.

         5. Default. Upon the occurrence or during the continuance of any one or more of the events hereinafter enumerated, Holder or the holder of this Note may forthwith or at any time thereafter during the continuance of any such event, by notice in writing to the Maker, declare the unpaid balance of the principal and interest on the Note to be immediately due and payable, and the principal and interest shall become and shall be immediately due and payable without presentation, demand, protest, notice of protest, or other notice of dishonor, all of which are hereby expressly waived by Maker, such events being as follows:

         (a) Default in the payment of the principal and interest of this Note or any portion thereof when the same shall become due and payable, whether at maturity as herein expressed, by acceleration, or otherwise, unless cured within five (5) days after notice thereof by Holder or the holder of such Note to Maker.

         (b) Maker shall file a voluntary petition in bankruptcy or a voluntary petition seeking reorganization, or shall file an answer admitting the jurisdiction of the court and any material allegations of an involuntary petition filed pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof, or shall be adjudicated bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any receiver or trustee for Maker, or of all or any substantial portion of its property, or Maker shall make an assignment to an agent authorized to liquidate any substantial part of its assets; or

         (c) An order shall be entered pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof approving an involuntary petition seeking reorganization of the Maker, or an order of any court shall be entered appointing any receiver or trustee of or for Maker, or any receiver of trustee of all or any substantial portion of the property of Maker, or a writ or warrant of attachment or any similar process shall be issued by any court against all or any substantial portion of the property of Maker, and such order approving a petition seeking reorganization or appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment, or similar process is not released or bonded within 60 days after its entry or levy.

         6. Attorneys' Fees. If this Note is placed with an attorney for collection, or if suit be instituted for collection, or if any other remedy permitted by law is pursued by Holder, because of any default in the terms and conditions herein, then in such event, the undersigned agrees to pay reasonable attorneys' fees, costs, and other expenses incurred by Holder in so doing.

         7. Construction. This Note shall be governed by and construed in accordance with the laws of the State of Utah.



         Maker: West Jordan Real Estate Holdings, Inc.


         By:     Gerald Einhorn
            ------------------------

         Name:  /s/ Gerald Einhorn
              ----------------------

         Title: Exec. Vice President
               ---------------------


EXTENSION OF DUE DATE
---------------------

For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties above named extend the due date of the above promissory note from March 6, 2002 to March 30, 2003

Dated this 1st day of March 2002

Wichita Development Corporation


By    /s/     Edward T. Wells
  --------------------------------
     Edward T. Wells, President



West Jordan Real Estate Holdings, Inc.



By    /s/    Richard D. Surber
  --------------------------------
      Richard D. Surber, President