Form 10QSB
period 2002-03-31
AXIA GROUP INC/UT
filed 2002-05-29
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 17, 2002, was 7,617,081.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................3


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................7

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..............................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................8

ITEM 5.  OTHER INFORMATION....................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................8

                  SIGNATURES..................................................9

                  INDEX TO EXHIBITS..........................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Axia" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Axia as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.



















                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                  Axia Group, Inc. Interim Financial Statements



INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet March 31, 2002 ...............F-2

Consolidated Unaudited Condensed Statements of Operations for the Three
months ended March 31, 2002 and 2001.........................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Three
Months Ended March 31, 2002 and 2001.........................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements March
31, 2002.....................................................................F-6














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                       AXIA GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                 March 31, 2002



                                                                March 31,
                                                                  2002
                                                             -------------
ASSETS

   Current Assets
      Cash                                                   $     304,921
      Accounts receivable - trade, net of allowance                221,377
      Prepaid expenses                                             130,877
      Notes receivable - current                                    67,499
      Securities available for sale                                 15,031
                                                             -------------
          Total Current Assets                                     739,705

   Fixed Assets
      Property and equipment, net                                4,294,056
      Land                                                       1,090,535
                                                             -------------
          Total Fixed Assets                                     5,384,591

   Other Assets
      Real property held for sale                                  195,511
      Investment securities available for sale                     464,876
      Notes receivable                                             299,082
                                                             -------------
          Total Other Assets                                       959,469

TOTAL ASSETS                                                 $   7,083,765
                                                             =============


                 See accompanying notes to financial statements

                       AXIA GROUP, INC., AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                 March 31, 2002


                                                                                              March 31,
                                                                                                2002
                                                                                           ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                                     $        85,055
      Accrued liabilities                                                                           53,307
      Unearned rent                                                                                 48,937
      Current portion long-term debt                                                             1,188,000
                                                                                           ---------------
          Total Current Liabilities                                                              1,375,299

   Long-Term Liabilities
      Notes and mortgages payable                                                                3,790,418
      IEPA liability                                                                               217,629
      WVDEP liability                                                                               46,498
      Less current portion                                                                     (1,188,000)
                                                                                           ---------------
          Total Long-Term Liabilities                                                            2,866,545

TOTAL LIABILITIES                                                                                4,241,844

MINORITY INTEREST                                                                                1,802,666

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par, no shares issued - Common stock - 200,000,000 shares authorized at $0.001 par; 7,607
               7,606,870 shares issued and outstanding
      Paid in capital                                                                           15,730,138
      Treasury stock - 1,305,166 shares @ $.89 /share                                          (1,172,688)
      Accumulated deficit                                                                     (13,225,478)
      Unrealized gain (loss) on securities available for sale                                    (300,324)
                                                                                           ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                       1,039,255
                                                                                           ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $     7,083,765
                                                                                           ===============

                 See accompanying notes to financial statements

                       AXIA GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001


                                                                   Three Months Ended
                                                                       March 31,
                                                                2002               2001
                                                            -----------        ------------

Revenue
    Sale of property                                        $ 2,332,000        $          -
    Consulting revenue                                           79,725             171,053
    Rental revenue                                              317,858             231,128
                                                            -----------        ------------
Total Revenue                                                 2,729,583             402,181

Costs of Revenue
    Costs associated with the sale of property                2,330,386                   -
    Costs associated with consulting revenue                    209,903             172,067
    Costs associated with rental revenue                        304,079             172,759
    Interest cost associated with rental revenue                116,292             128,310
                                                            -----------        ------------
Total Costs of Revenue                                        2,960,660             473,136

Gross Profit (Loss)                                           (231,077)            (70,955)

Selling, General & Administrative Expense                       229,400             100,890
                                                            -----------        ------------

Operating Profit (Loss)                                       (460,477)           (171,845)

Other Income (Expense)
    Interest/Dividend Income                                        126              49,776
    Interest Expense                                            (2,960)             (6,773)
    Gain (Loss) from investment securities                     (79,444)           (300,944)
    Other income (expense)                                        6,132             (1,728)
                                                            -----------        ------------
Total Other Income (Expense)                                   (76,146)           (259,669)

Income (Loss) Before Minority Interest                        (536,623)           (431,514)

Minority Interest in (Gain) Loss                                 61,942                   -
                                                            -----------        ------------

Net Profit (Loss)                                           $ (474,681)        $  (431,514)
                                                            ===========        ============

Income (Loss) Per Common Share
    Income (loss) before minority interest                  $    (0.08)        $     (0.10)
    Minority interest in loss (gain)                               0.01                   -
                                                            -----------        ------------
    Net income (loss) per weighted average common share
    outstanding, basic & diluted
                                                            $    (0.07)        $     (0.10)
                                                            -----------        ------------


    Weighted Average common shares outstanding, basic &       6,725,000           4,487,029
                                                            ===========        ============
    diluted






                 See accompanying notes to financial statements

                       AXIA GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001



                                                                                  Three Months Ended
                                                                                      March 31
                                                                              2002              2001
                                                                          -------------      -----------

Cash Flows From Operating Activities
    Net Income (Loss)                                                     $   (474,681)      $ (431,514)
    Adjustments to reconcile net income (loss) to net cash provided
    (used):
       (Gain) loss from sale of investments                                           -          300,944
       Minority interest in gain (loss)                                          61,942                -
       Depreciation & amortization                                               58,232           46,276
       Issuance of common stock for services                                     60,000                -
       Decrease (increase) in assets:
          Accounts & notes receivable                                          (19,236)           21,335
          Prepaid expenses                                                       15,093            3,550
          Securities                                                             86,790                -
          Property held for sale                                                547,127                -
       Increase (decrease) in liabilities
          Accounts & notes payable                                               48,840          121,646
          Accrued liabilities                                                  (71,559)         (98,223)
                                                                          -------------      -----------
Net Cash Provided (Used) by Operating Activities                          $     312,548      $  (35,986)

Activites

Cash Flows From Investing Activities
    Purchases of fixed assets                                                 (221,492)          (3,221)
    Cash received in acquisition                                                 18,265                -
    Issuance of notes receivable                                               (55,000)                -
    Purchase of investments                                                           -        (383,579)
    Proceeds from sale of investments                                                 -          191,950
                                                                          -------------      -----------
Net Cash Provided (Used) by Investing Activities                          $   (258,227)      $ (194,850)
                                                                                             -----------

Cash Flows from Financing Activities
    Purchase of treasury stock                                                 (18,716)                -
    Sale of common stock for cash                                                     -          226,614
    Increase (reduction) in long-term debt                                     (25,818)           33,884
                                                                          -------------      -----------
Net Cash Provided (Used) by Financing Activities                          $    (44,534)      $   260,498

Increase (Decrease) in Cash                                                       9,787           29,662

Cash at Beginning of Period                                                     295,134          178,420
                                                                          -------------      -----------

Cash at End of Period                                                     $    304,921       $   208,082
                                                                          =============      ===========




                 See accompanying notes to financial statements

                       AXIA GROUP, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

1.  BASIS OF PRESENTATION

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Axia's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all normal recurring adjustments which Axia believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.   TREASURY STOCK

During the quarter ended March 31, 2002, Axia purchased 49,000 shares of its own stock in the open market for a cost of $18,716. Of the total 1,305,166 shares in treasury stock, all but 5,000 shares are held in the accounts of subsidiary corporations.

3.  NOTES INCLUDED BY REFERENCE

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in Axia's Annual Report on Form 10-KSB for the year ended December 31, 2001 and the notes to the financial statements included with Axia's Form 8K filed with the SEC on February 26, 2002 and amended on May 1, 2002. Therefore, those footnotes are included herein by reference.














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Axia is a holding company that operates in two primary areas of business: acquiring, leasing and selling real estate; and, providing financial consulting services. This business is transacted through a number of subsidiaries which are owned by the Axia's majority owned subsidiary and holding company Nexia Holdings, Inc.

The following discussion examines Axia's financial condition as a result of operations for the first quarter, March 31, 2002, and compares those results with the comparable period from last year.

Real Estate Operations
Axia's objective, with respect to real estate operations, is to acquire, through subsidiaries, properties which management believes to be undervalued and which Axia is able to acquire with limited cash outlays. Axia will consider properties within the continental United States. Axia attempts to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of common stock. Once such properties are acquired, Axia leases them to primarily commercial tenants. Axia also makes limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time.

On January 4, 2002, Golden Opportunity Development Corporation, ("GODC") a former subsidiary of the Company (transferred to Nexia Holdings, Inc. in the February 15, 2002 transaction) that has historically been engaged in the business of operating and acquiring hospitality property, sold its only asset, the General LaFayette Inn. Prior to January 4, 2002, GODC owned the General Lafayette Inn, a 134 unit motel and restaurant, and four adjacent office/retail buildings, located at 427 Lafayette Street, Baton Rouge, Louisiana (the "Motel"). The Motel was sold for cash, in the amount of $2,332,000, to Lafayette Development Holdings, LLC. ("Lafayette"), a Louisiana Limited Liability Company. After payment of taxes, real estate commissions, and the mortgage on the property, GODC realized net cash of $337,000. There is no material relationship between Lafayette and the Company. GODC, or any of their affiliates, or any of their officers or directors, or any associate of such officers or directors.

Since GODC divested itself of its Motel property on January 4, 2002, GODC has been attempting to identify and acquire another hospitality property. Several properties in Florida and California have been reviewed and due diligence is progressing on a few, however, there is currently no agreement to acquire any property. It should be noted that with the divestiture of the General LaFayette Inn, the Company believes that a major source of negative cash flow and losses for the Company has been eliminated. Over the four years the Company owned the property, it accounted for $1,258,803 in losses and approximately $800,000 in negative cash flows.

During January and February of 2002, Wasatch Capital, a subsidiary of Axia, undertook approximately $150,000 in renovations to its Wallace-Bennett building in downtown Salt Lake City. A portion of the space was used by the Greek
Ministry of Culture during the recent Olympic Games to showcase their preparations for the upcoming Olympics in Greece. The other renovated space is now occupied by an art gallery and they have signed a 2 year lease. The renovations made previously unrentable space rentable and The Company believes will improve our rental income and reduce losses from rental operations.

Axia recorded rental revenues of $317,858 for the quarter ended March 31, 2002, as compared to $231,128 for the same quarter in 2001. This increase in rental revenues was due to being able to rent out significant space for the Olympic games held in Salt Lake City in February.

Axia had negative cash flows from real estate operations of $102,513 for the quarter ended March 31, 2002, compared to a negative cash flows of $69,941 for the same quarter, 2001. The decline is due to a significant portion of the amount of rental revenues received during the Olympic games being reinvested in improving and upgrading the properties coupled with the drop in revenues from the sale of the General Lafayette Inn.

Axia will continue efforts to improve profitability and cash flow by working to increase occupancy and rental income from those properties which have a high vacancy rate as well as focusing on properties with the highest per square foot rental rates. Axia also intends to continue to purchase real estate primarily for appreciation purposes. Accordingly, Axia hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

Consulting Operations
Axia, through its subsidiary Hudson Consulting Group, Inc., provides a variety of financial consulting services to a wide range of clients. The primary service performed by Axia involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by Axia's clients, as well as providing general advice related to the structuring of mergers or acquisitions. Axia also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the investment community.

Axia's consulting subsidiary generates revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half or less of the stock's bid price, which accounts for the fact that most of the equity received as payment by Axia is restricted as to resale. Axia accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing Axia to be compensated and to make a return on the payments for its services.

Axia generates cash flow, in part, by liquidating non-cash assets (equity securities) received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by Axia are somewhat tied to the price of its clients' securities and Axia's ability to sell such securities. A decline in the market price of a client's stock can affect the total asset value of Axia's balance sheet and can result in Axia incurring substantial losses on its income statement. Axia generally books securities that it accepts as payment at a 50% to 95% discount of the current market value at the time Axia accepts the securities due to illiquidity of the securities and because of restrictions on resale.

Axia's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over 50 different companies whose operations range from that of high-tech Internet operations to oil and gas companies. Axia believes that the diversity of its current holdings is such that the overall volatility of its portfolio is significantly less than in prior years of operation. Nonetheless, Axia's portfolio is considered extremely volatile.

Revenues from Axia's financial consulting operations decreased for the quarter ended March 31, 2002, as compared to the same quarter in 2001. Axia recorded $79,725 in revenues for the quarter ended March 31, 2002, from its financial consulting operations as compared to $171,053 for the same period of 2001. This decrease was due to a slow down in consulting activities, due in part to adverse conditions in the market- place as well as decreased business due to Salt Lake City's focus on the Olympic Games and outside entities avoiding the area.

During the quarter ended March 31, 2002, Axia sold investment securities owned by Axia and its subsidiaries. The bulk of the securities sold were securities that Axia and its majority owned subsidiaries acquired in past years for services rendered to clients by Axia's consulting subsidiaries. During the quarter ended March 31, 2002, Axia and its subsidiaries sold $118,022 in investment securities. Axia's basis in the securities was approximately $212,300. Axia continued to liquidate securities it felt would not rebound to prevent future losses and to provide needed working capital.

Company Operations as a Whole

Revenues
Gross revenues for the three month periods ended March 31, 2002, were $2,729,583, as compared to $402,181 for the same period in 2001. The increase in revenues is due to the sale of the General LaFayette Inn of $2,332,000, a $98,000 decrease in consulting revenues, and a $86,000 increase in rental revenues.

Profits
Axia recorded an operating loss of $460,477 for the three months ended March 31, 2002, compared to an operating loss of $171,845 for the comparable period in the year 2001. Axia recorded a net loss of $474,681 for the three months ended March 31, 2002, compared to a net loss of $431,514 for the comparable period in 2001. Axia's increase in net loss for the three month period ended March 31, 2002, as compared to the same period in 2001, was due largely to costs associated with the issuance of stock for services rendered.

Axia is uncertain as to whether it will operate at a profit through fiscal 2002. Since Axia's activities are closely tied to the securities markets, future profitability or its revenue growth tends to follow changes in the market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses
General and administrative expenses for the three months ended March 31, 2002 were $229,400, as compared to $100,890 for the same period in 2001. The reason for the increase is due to costs associated with stock issuances mentioned above.

Depreciation and amortization expenses for the three months ended March 31, 2002 and March 31, 2001 were $58,232 and $46,276, respectively.

Capital Resources and Liquidity
At the quarter ended March 31, 2002, Axia had current assets of $739,705 and $7,083,765 in total assets compared to $1,696,383 of current assets and $9,795,034 in total assets at the year ended December 31, 2001. Axia had a net working capital deficit of $635,594 at the quarter ended March 31, 2002 compared to net working capital of $106,602 at the year ended March 31, 2001. The decrease in current and total assets is attributable to unrealized losses and markdowns on securities available for sale for the quarter. Net stockholders' equity in Axia was $1,039,255 as of March 31, 2002, compared to $5,841,140 as of

March 31, 2001. This large decrease is attributable to changes in the values of securities, as well as increases in minority interest in the subsidiaries caused by the recent acquisition of Nexia Holdings, Inc.

Net Cash flow provided by operating activities was $312,548 for the quarter ended March 31, 2002, compared to cash flow used in operating activities of $35,986 for the quarter ended March 31, 2001. Cash flows used in operating activities for the three months ended March 31, 2002 are primarily attributable to changes in the securities portfolio and property held for sale.

Cash flow used in investing activities was $258,227 for the three months ended March 31, 2002, compared to cash flow used in investing activities of $194,850 for the same period in 2001. The decrease is due to the purchase of capital improvements.

Cash flow used in financing activities was $44,534 for the three months ended March 31, 2002, compared to cash flows provided by financing activities of $260,498 for the three months ended March 31, 2001. The decrease was largely due to the retirement of debt and the purchase of treasury stock.

Due to Axia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, Axia may experience occasional cash flow shortages.

Impact of Inflation
Axia believes that inflation has had a negligible effect on operations over the past three years. Axia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

General Real Estate Investment Risks
Axia's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Axia's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws and other factors which are beyond the control of Axia.

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

Forward Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Axia to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Axia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Axia or any other person that the objectives and plans of Axia will be achieved

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the first quarter of 2002, with the exception of information provided below, no material developments occurred regarding Axia's legal proceedings. For more information please see Axia's Form 10-KSB for the year ended December 31, 2001

Hudson Consulting Group, Inc. v. Technical Ventures, Inc.. Suit was filed by Hudson Consulting Group, Inc. (a subsidiary of Axia), on October 10, 2001, against Technical Ventures, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc., common stock has not been delivered to Hudson as required by the agreement. The trial court has entered a default after authorized service on Technical Ventures, Inc., by certified mail. Hudson's request to enter a default judgment was heard by the Court on March 17, 2002, and judgement in the sum of $172,500 was granted.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

     On January 23, 2002, the board of directors authorized the issuance of 1,570,513 shares of restricted common stock in the name of the Company's president Richard Surber as additional collateral for the loans to subsidiaries for which he has provided his personal guaranty to secure the loan. Mr. Surber was further granted the voting rights to those shares during the term that he holds the shares as collateral to his personal guaranty. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

On February 28, 2002, the board authorized the issuance of 30,000 shares of restricted common stock to Anastasios Giannakourou for the purchase of various light fixtures and flooring installed in a building owned by Wasatch Capital, Inc. a subsidiary of the Company. The shares transferred by the Company were valued at $0.50 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual for services; (2) there was only one offeree who was issued stock for purchase of lighting fixtures and flooring; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. Axia filed two reports on Form 8-K during the quarter for which this report is filed. They are as follows:

         (1) On January 4th, 2002, Golden Opportunity Development Corporation, a majority owned subsidiary of Axia, sold it's sole asset, a 134 unit motel in Baton Rouge, Louisiana (filed January 14th, 2002).

         (2) On February 15th, 2002, Axia entered into a stock purchase agreement with Kelly's Coffee Group, Inc. (now known as Nexia Holdings, Inc.), whereby Axia's operations were reorganized in an acquisition of over eighty percent of Kelly's Coffee Group, Inc.'s stock (filed February 27th, 2002 and amended on May 1,
                  2002).













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 29th day of May, 2002.




AXIA GROUP, INC.

  /s/ Richard D. Surber
-----------------------------------------------
Richard D. Surber                                            May 29, 2002
President, Chief Executive Officer and Director




  /s/  Ed Haidenthaller                                      May 29, 2002
------------------------------------------------
Ed Haidenthaller
Chief Financial Officer/Chief Operations Officer

                                INDEX TO EXHIBITS

EXHIBIT           PAGE              DESCRIPTION
NO.               NO.
---               ---

3(i)              *        Articles of Incorporation of Axia (note that these
                           were amended by the Articles of Merger constituting
                           Exhibit 2 to this Form 10-KSB) (incorporated herein by reference from Exhibit No. 3(i) to Axia's Form
                           10-KSB for the year ended December 31, 1993).

3(ii)             *        Bylaws of Axia, as amended (incorporated herein by
                           reference from Exhibit 3(ii) of Axia's Form 10 KSB for the year ended December 31, 1995).

3(iii),4          *        Certificate of Determination of the Rights and
                           Preferences of Preferred Stock by Axia for 5,000,000
                           shares of preferred stock out of the 20,000,000 authorized (incorporated herein by reference from a Form 8-K filed on August 24, 2001).

10(i)(o)          *        Stock Purchase Agreement dated February 15, 2002 with
                           Nexia Group, Inc. for acquisition of 82% of the common stock of Nexia in exchange for various assets and holdings in subsidiary corporations.
                           (Incorporated by reference from Exhibit 1 of Form 8K filed with the SEC on February 27, 2002 and amended on May 1, 2002)


         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Axia.