Form 10QSB/A
period 2002-03-31
AXIA GROUP INC/UT
filed 2002-05-30
CIK 788738

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................3


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................7

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES...............................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

ITEM 5.  OTHER INFORMATION.....................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

                  SIGNATURES...................................................9

                  INDEX TO EXHIBITS...........................................10











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

Notes to Consolidated Unaudited Condensed Financial Statements March
31, 2002.....................................................................F-6














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                        AXIA GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                 March 31, 2002



                                                                   March 31,
                                                                     2002
                                                                 ------------
ASSETS

   Current Assets
      Cash                                                       $    304,921
      Accounts receivable - trade, net of allowance                   221,377
      Prepaid expenses                                                130,877
      Notes receivable - current                                       67,499
      Securities available for sale                                    15,031
                                                                 ------------
          Total Current Assets                                        739,705

   Fixed Assets
      Property and equipment, net                                   4,294,056
      Land                                                          1,090,535
                                                                 ------------
          Total Fixed Assets                                        5,384,591

   Other Assets
      Real property held for sale                                     195,511
      Investment securities available for sale                        464,876
      Notes receivable                                                299,082
                                                                 ------------
          Total Other Assets                                          959,469

TOTAL ASSETS                                                     $  7,083,765
                                                                 ============


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
                                                                                           ===============

                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 2002                2001
                                                                             -------------        -----------

Revenue
    Sale of property                                                         $   2,332,000        $         -
    Consulting revenue                                                              79,725            171,053
    Rental revenue                                                                 317,858            231,128
                                                                             -------------        -----------
Total Revenue                                                                    2,729,583            402,181

Costs of Revenue
    Costs associated with the sale of property                                   2,330,386                  -
    Costs associated with consulting revenue                                       209,903            172,067
    Costs associated with rental revenue                                           304,079            172,759
    Interest cost associated with rental revenue                                   116,292            128,310
                                                                             -------------        -----------
Total Costs of Revenue                                                           2,960,660            473,136

Gross Profit (Loss)                                                              (231,077)           (70,955)

Selling, General & Administrative Expense                                          229,400            100,890
                                                                             -------------        -----------

Operating Profit (Loss)                                                          (460,477)          (171,845)

Other Income (Expense)
    Interest/Dividend Income                                                           126             49,776
    Interest Expense                                                               (2,960)            (6,773)
    Gain (Loss) from investment securities                                        (79,444)          (300,944)
    Other income (expense)                                                           6,132            (1,728)
                                                                             -------------        -----------
Total Other Income (Expense)                                                      (76,146)          (259,669)

Income (Loss) Before Minority Interest                                           (536,623)          (431,514)

Minority Interest in (Gain) Loss                                                    61,942                  -
                                                                             -------------        -----------

Net Profit (Loss)                                                            $   (474,681)        $ (431,514)
                                                                             =============        ===========

Income (Loss) Per Common Share
    Income (loss) before minority interest                                   $      (0.08)        $    (0.10)
    Minority interest in loss (gain)                                                  0.01                  -
                                                                             -------------        -----------
    Net income (loss) per weighted average common share
    outstanding, basic & diluted
                                                                             $      (0.07)        $    (0.10)
                                                                             -------------        -----------

    Weighted Average common shares outstanding, basic &                          6,725,000          4,487,029
                                                                             =============        ===========
    diluted






                 See accompanying notes to financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001



                                                                                Three Months Ended
                                                                                    March 31
                                                                              2002            2001
                                                                          -----------      -----------

Cash Flows From Operating Activities
    Net Income (Loss)                                                     $ (474,681)      $ (431,514)
    Adjustments to reconcile net income (loss) to net cash provided
    (used):
       (Gain) loss from sale of investments                                    79,444          300,944
       Minority interest in gain (loss)                                        61,942                -
       Depreciation & amortization                                             58,232           46,276
       Issuance of common stock for services                                   60,000                -
       Decrease (increase) in assets:
          Accounts & notes receivable                                        (19,236)           21,335
          Prepaid expenses                                                     15,093            3,550
          Securities                                                        (110,676)                -
          Property held for sale                                              547,127                -
       Increase (decrease) in liabilities
          Accounts & notes payable                                             48,840          121,646
          Accrued liabilities                                                (71,559)         (98,223)
                                                                          -----------      -----------
Net Cash Provided (Used) by Operating Activities                          $   194,526      $  (35,986)

Activites

Cash Flows From Investing Activities
    Purchases of fixed assets                                               (221,492)          (3,221)
    Cash received in acquisition                                               18,265                -
    Issuance of notes receivable                                             (55,000)                -
    Purchase of investments                                                         -        (383,579)
    Proceeds from sale of investments                                         118,022          191,950
                                                                          -----------      -----------
Net Cash Provided (Used) by Investing Activities                          $ (140,205)      $ (194,850)

Cash Flows from Financing Activities
    Purchase of treasury stock                                               (18,716)                -
    Sale of common stock for cash                                                   -          226,614
    Increase (reduction) in long-term debt                                   (25,818)           33,884
                                                                          -----------      -----------
Net Cash Provided (Used) by Financing Activities                          $  (44,534)      $   260,498

Increase (Decrease) in Cash                                                     9,787           29,662

Cash at Beginning of Period                                                   295,134          178,420
                                                                          -----------      -----------

Cash at End of Period                                                     $   304,921      $   208,082
                                                                          ===========      ===========




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

2.   TREASURY STOCK

During the quarter ended March 31, 2002, Axia purchased 49,000 shares of its own stock in the open market for a cost of $18,716. Of the total 1,305,166 shares in treasury stock, all but 5,000 shares are held in the accounts of subsidiary corporations. Since the Company's stock buyback program began in October of 2001, Axia has purchased a total of 166,185 shares in the open market.

3.  MINORITY INTEREST/REORGANIZATION CHANGES

As a result of the Axia/Nexia transaction the minority interest in the transferred assets increased from $628,210 to $1,802,666. As a further result of the above transaction, investment securities held by Axia's subsidiaries in Nexia stock are now eliminated. The amount of this change is a decrease of approximately $700,731.

4.  NOTES INCLUDED BY REFERENCE

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

Axia had a gross loss from real estate operations of $102,513 for the quarter ended March 31, 2002, compared to a loss of $69,941 for the same quarter, 2001. The decline is due to a significant portion of the amount of rental revenues received during the Olympic games being reinvested in improving and upgrading the properties coupled with the drop in revenues from the sale of the General Lafayette Inn.

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

During the quarter ended March 31, 2002, Axia sold investment securities owned by Axia and its subsidiaries. The bulk of the securities sold were securities that Axia and its majority owned subsidiaries acquired in past years for services rendered to clients by Axia's consulting subsidiaries. During the quarter ended March 31, 2002, Axia and its subsidiaries sold $118,022 in investment securities. Axia's basis in the securities was approximately $197,466. Axia continued to liquidate securities it felt would not rebound to prevent future losses and to provide needed working capital.

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

Net Cash flow provided by operating activities was $194,526 for the quarter ended March 31, 2002, compared to cash flow used in operating activities of $35,986 for the quarter ended March 31, 2001. Cash flows used in operating activities for the three months ended March 31, 2002 are primarily attributable to changes in the securities portfolio and property held for sale.

Cash flow used in investing activities was $140,205 for the three months ended March 31, 2002, compared to cash flow used in investing activities of $194,850 for the same period in 2001. The change is due to the purchase of capital improvements coupled with a lack of the purchase of investments as in the previous year.

Cash flow used in financing activities was $44,534 for the three months ended March 31, 2002, compared to cash flows provided by financing activities of $260,498 for the three months ended March 31, 2001. The decrease was largely due to a lack of the sale of common stock for cash.

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













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 30th day of May, 2002.




AXIA GROUP, INC.

  /s/  Richard D. Surber
-----------------------------------------------
Richard D. Surber                                            May 30, 2002
President, Chief Executive Officer and Director




  /s/  Ed Haidenthaller                                      May 30, 2002
------------------------------------------------
Ed Haidenthaller
Chief Financial Officer/Chief Operations Officer

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