Form 10QSB
period 2002-06-30
AXIA GROUP INC/UT
filed 2002-08-28
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 27, 2002 was 9,756,488.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................9

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES.............................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

ITEM 5.  OTHER INFORMATION...................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................10

SIGNATURES...................................................................11

INDEX TO EXHIBITS............................................................12











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Axia" or the "Company" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Axia as of June 30, 2002, and statements of operations, and statements of cash flows for the interim periods of three and six months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet June 30, 2002 ................F-2

Consolidated Unaudited Condensed Statements of Operations for the Three and
Six Months Ended June 30, 2002 and 2001......................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Six
Months Ended June 30, 2002 and 2001..........................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements June 30, 2002.F-6









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                        AXIA GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                  June 30, 2002


                                                               June 30, 2002
                                                               ------------
ASSETS

   Current Assets
      Cash                                                     $    468,263
      Accounts receivable - trade, net of allowance                 175,695
      Accounts receivable - related parties                           2,930
      Notes receivable - current                                     67,500
      Prepaid expenses                                               90,619
      Securities available for sale                                  75,283
          Total Current Assets                                      880,290

   Fixed Assets
      Property and equipment                                      5,021,610
            Less: Accumulated depreciation                        (699,153)
      Land                                                        1,090,535
                                                               ------------
          Total Fixed Assets                                      5,412,992

   Other Assets
      Real property held for sale                                   195,511
      Investment securities at lower of cost or market              754,892
      Notes receivable                                              299,082
          Total Other Assets                                      1,249,485

TOTAL ASSETS                                                   $  7,542,767
                                                               ============


            See accompanying notes to unaudited financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 2002


                                                                         June 30, 2002
                                                                         --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities
      Accounts payable                                                   $       93,377
      Accrued liabilities                                                        67,837
      Unearned rent                                                              33,853
      Current portion long-term debt                                            537,989
          Total Current Liabilities                                             733,056
                                                                         --------------

   Long-Term Liabilities
      Notes and mortgages payable                                             4,204,728
      Notes payable - related parties                                            16,515
      IEPA liability                                                            212,629
      WVDEP liability                                                            20,000
      Less current portion                                                    (537,989)
          Total Long-Term Liabilities                                         3,915,883

TOTAL LIABILITIES                                                             4,648,939

MINORITY INTEREST                                                               714,717

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $5.00 par,
           1,000 shares issued                                                    5,000
      Common stock - 200,000,000 shares authorized at $0.001 par;
           9,756,488 shares issued                                                9,756
      Additional paid in capital                                             17,027,638
      Treasury stock - 2,675,336 shares @ $.46/share                        (1,250,643)
      Accumulated deficit                                                  (13,651,943)
      Unrealized gain on securities available for sale                           39,303
TOTAL STOCKHOLDERS' EQUITY                                                    2,179,111
                                                                         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    7,542,767
                                                                         ==============

            See accompanying notes to unaudited financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF
               OPERATIONS For the Three and Six Months Ended June
                                30, 2002 and 2001


                                                              Three Months Ended                      Six Months Ended
                                                                    June 30                                June 30
                                                            2002               2001               2002                2001
                                                       --------------      -------------      -------------       -------------

Revenue
     Sale of property                                  $            -      $           -      $   2,332,000       $           -
     Consulting revenue                                        31,540            330,981            111,265             502,034
     Rental revenue                                           197,445            186,201            515,303             417,329
                                                       --------------      -------------      -------------       -------------
Total Revenue                                                 228,985            517,182          2,958,568             919,963

Costs of Revenue
     Costs associated with sale of property                         -                  -          2,330,386                   -
     Costs associated with consulting revenue                  16,527            203,219            226,430             375,886
     Costs associated with rental revenue                     131,720            312,319            435,799             485,078
     Interest associated with rental revenue                   82,147                  -            198,439               6,773
                                                       --------------      -------------      -------------       -------------
Total Costs of Revenue                                        230,394            515,538          3,191,054             867,737

Gross Profit                                                  (1,409)              1,644          (232,486)              52,226

Selling, General & Administrative Expense                     309,594            180,890            538,994             281,780
                                                       --------------      -------------      -------------       -------------

Operating Profit (Loss)                                     (311,003)          (179,246)          (771,480)           (229,554)

Other Income (Expense)
     Interest Income                                                -                 45                126              49,821
     Interest Expense                                           2,960          (131,467)                  -           (259,777)
     Gain (loss) from sale of securities                     (93,043)            (5,786)          (172,487)           (306,730)
     Other income (expense)                                    25,803            (6,020)             31,935             (7,748)
                                                       --------------      -------------      -------------       -------------
Total Other Income (Expense)                                 (64,280)          (143,228)          (140,426)           (524,434)

Income (Loss) Before Minority Interest                      (375,283)          (322,474)          (911,906)           (753,988)

Minority Interest in Loss                                      25,795                  -            107,878                   -
                                                       --------------      -------------      -------------       -------------

Net Profit (Loss)                                      $    (349,488)      $   (322,474)      $   (804,028)       $   (753,988)

Income (Loss) Per Common Share

     Loss before minority interest                     $       (0.05)      $      (0.07)      $      (0.12)       $      (0.16)
     Minority interest in gain                                   0.00                  -               0.01                   -

                                                       --------------      -------------      -------------       -------------
     Net loss per weighted average common
          share outstanding                                    (0.05)             (0.07)             (0.11)              (0.16)

     Weighted Average common shares
          outstanding
                                                            7,904,000          4,819,378          7,358,000           4,628,549
                                                       ==============      =============      =============       =============




            See accompanying notes to unaudited financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001


                                                                                 Six Months Ended
                                                                                     June 30
                                                                              2002             2001
                                                                          ------------      -----------

Cash Flows From Operating Activities
    Net Income (Loss)                                                     $  (804,028)      $ (753,988)
    Adjustments to reconcile net income (loss) to net cash provided
    (used):
       (Gain) Loss from sale of investments                                    172,487          306,730
       Minority interest in gain (loss)                                      (107,878)                -
       Closing costs on sale of property                                       100,701                -
       Closing costs added to loan                                               3,981                -
       Marketable securities as payment for receiveables                     (170,109)                -
       Depreciation & amortization                                              89,045           93,768
       Issued stock for services                                               282,500          218,400
       Decrease (increase) in assets:
          Accounts & notes receivable                                         (31,484)        (139,385)
          Prepaid expenses                                                    (29,649)            3,550
       Increase (decrease) in liabilities
          Accounts  payable                                                     57,162           24,369
          Accrued liabilities                                                (127,113)         (98,775)
                                                                          ------------      -----------
Net Cash Provided (Used) by Operating Activities                          $  (564,385)      $ (345,331)

Activites

Cash Flows From Investing Activities
    Purchase of fixed assets                                                 (210,819)           65,779
    Cash received in acquisition                                                18,545                -
    Purchase of investments                                                    (2,875)        (592,114)
    Proceeds from sale of property                                             391,539                -
    Proceeds from sale of investments                                          167,015          279,705
                                                                          ------------      -----------
Net Cash Provided (Used) by Investing Activities                          $    363,405      $ (246,630)

Cash Flows from Financing Activities
    Sale of common stock for cash                                               30,000          331,614
    Purchase of treasury stock                                                (30,418)                -
    Payments on long term debt                                                (90,448)                -
    Increase in long-term debt                                                 464,975          266,318
                                                                          ------------      -----------
Net Cash Provided (Used) by Financing Activities                          $    374,109      $   597,932

Increase (Decrease) in Cash                                                    173,129            5,971

Cash at Beginning of Period                                                    295,134          178,420
                                                                          ------------      -----------

Cash at End of Period                                                     $    468,263      $   184,391
                                                                          ============      ===========


            See accompanying notes to unaudited financial statements

                        AXIA GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

1.  BASIS OF PRESENTATION

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the US and should, therefore, be read in conjunction with Axia's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all normal recurring adjustments which Axia believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.   TREASURY STOCK

During the six months ended June, 2002, the Company purchased 98,100 shares of its own stock in the open market for a cost of $30,418. Of the total 2,675,336 shares in treasury stock, all are held in the accounts of subsidiary corporations. Since Axia's stock buyback program began in October of 2001, Axia has purchased a total of 249,885 shares in the open market.

Also during the quarter ended June 30, 2002, the Company issued 1,365,070 shares of restricted stock in exchange for resolution of debts to Wichita Development Corporation. Since Wichita is a consolidated subsidiary, these shares are reflected in the above treasury stock numbers.

3.   REFINANCING OF DEBT

During the quarter ended June 30, 2002, West Jordan Real Estate Holdings (WJREH), an 88.3% owned subsidiary, refinanced its Glendale shopping plaza with Imperial Capital Bank. The new loan, in the amount of $1,072,500, paid off an existing mortgage with US Bank in the approximate amount of $631,000, set aside $110,000 for capital improvements, repaid the Company $213,000 spent on capital projects, losses, and other expenditures, and reserved $62,000+ in an earn out provision. The new note is based on a 20 year amortization, with a 10 year balloon payment, and carries a LIBOR + 4.5% (currently at 6.4%) APR.

In addition to the above refinancing, Kearns Development Corporation (Kearns), an 86.9% owned subsidiary, was able to extend its primary mortgage with Brighton Bank on July 11, 2002 for a period of 2 years. The terms of the extended note are essentially the same as the primary mortgage with the addition of a $50,000 collateral agreement of which the Company can use $30,000 to fund any potential cash shortages. The note is now due on July 12, 2004, has a 9.0% interest rate with monthly principal and interest payments of $5,631.80. As the refinance occurred prior to the filing of this Form 10QSB, this note has been reflected as a long term liability.

4.  ACQUISITION

Pursuant to a stock purchase and asset/subsidiary purchase agreement dated February 15, 2002, the Company received 255,100,000 newly issued restricted common shares of Nexia Holdings, Inc.(Nexia) in exchange for certain assets and liabilities of Axia. The net effect of this transaction is that Nexia became an 83.5% owned subsidiary of Axia, in exchange, Nexia received a majority of the assets, liabilities and interest in Axia's subsidiaries, which included shareholder interest in several "shell" companies in which Axia had a controlling stake.

                        AXIA GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

The operations from Nexia and its subsidiaries for the period from February 15, 2002, to June 30, 2002, are included in the statement of operations of the combined entities. For more information regarding this transaction as well as pro-forma financial statements for the year ended December 31, 2001, please see the Company"s form 8K/A filed with the SEC on February 27, 2002, and amended with the above-mentioned financial statements on May 1, 2002.

5.  NON-CASH TRANSACTIONS

During the six months ended June 30, 2002, the Company recorded the following non-cash investing and financing activities:

In connection with the above-referenced transaction, the Company recorded marketable securities of $215,336, accounts payable of $(7,129), an increase in minority interest due to the change in ownership of subsidiaries of $(445,226), and net cash received of $18,545. As a result of the transaction, Nexia became an approximate 83.5% owned subsidiary and all previously owned subsidiaries became subsidiaries of Nexia.

The Company acquired $15,000 of property and equipment through the issuance of 30,000 shares of common stock.

6.  ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in Axia's Annual Report on Form 10-KSB for the year ended December 31, 2001. Therefore, those footnotes are included herein by reference.




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

The following discussion examines Axia's financial condition as a result of operations for the second quarter and year-to-date, 2002, and compares those results with comparable periods from last year.

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

On January 4, 2002, Golden Opportunity Development Corporation, ("GODC") a former subsidiary of Axia (transferred to Nexia in the February 15, 2002 transaction) that has historically been engaged in the business of operating and acquiring hospitality property, sold its only asset, the General LaFayette Inn. Prior to January 4, 2002, GODC owned the General Lafayette Inn, a 134 unit motel and restaurant, and four adjacent office/retail buildings, located at 427 Lafayette Street, Baton Rouge, Louisiana (the "Motel"). The Motel was sold for cash, in the amount of $2,332,000, to Lafayette Development Holdings, LLC. ("Lafayette"), a Louisiana Limited Liability Company. After payment of taxes, real estate commissions, and the mortgage on the property, GODC realized net cash of $337,000. There is no material relationship between Lafayette and Axia. GODC, or any of their affiliates, or any of their officers or directors, or any associate of such officers or directors.

It should be noted that with the divestiture of the General LaFayette Inn, Axia believes that a major source of negative cash flow and losses for Axia has been eliminated. Over the four years Axia owned the property, it accounted for $1,258,803 in losses and approximately $800,000 in negative cash flows.

During the quarter ended June 30, 2002, West Jordan Real Estate Holdings (WJREH), an 88.3% owned subsidiary, refinanced its Glendale shopping plaza with Imperial Capital Bank. The new loan, in the amount of $1,072,500, paid off an existing mortgage with US Bank in the approximate amount of $631,000, set aside $110,000 for capital improvements, repaid the Company $213,000 spent on capital projects, losses, and other expenditures, and reserved $62,000+ in an earn out provision. The new note is based on a 20 year amortization, with a 10 year balloon payment, and carries a LIBOR + 4.5% (currently at 6.4%) APR.

In addition to the above refinancing, Kearns Development Corporation (Kearns), an 86.9% owned subsidiary, was able to extend its primary mortgage with Brighton Bank on July 11, 2002 for a period of 2 years. The terms of the extended note are essentially the same as the primary mortgage with the addition of a $50,000 collateral agreement of which the Company can use $30,000 to fund any potential cash shortages. The note is now due on July 12, 2004, has a 9.0% interest rate with monthly principal and interest payments of $5,631.80. Since the refinance occurred prior to the filing of this Form 10QSB, this note was has been reflected as a long term liability.

Currently, Axia has negative cash flows from real estate operations of $16,422 for the 3 months ended June 30, 2002, compared to a negative cash flow from real estate operations of $126,118 for the same period in 2001. This increase in rental revenues was due to being able to rent out significant space for the Olympic games held in Salt Lake City in February.

Axia recorded rental revenues of $197,445 for the quarter ended June 30, 2002, as compared to $186,201 for the same quarter, 2001. This increase in rental revenues was due to a slight increase in occupancy rates.

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

Consulting Operations

Axia, through its subsidiary Hudson Consulting Group, Inc. (Hudson), provides a variety of financial consulting services to a wide range of clients. The primary service performed by Axia involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by Axia's clients, as well as providing general advice related to the structuring of mergers or acquisitions. Axia also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the investment community.

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

Axia's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over 50 different companies whose operations range from that of high-tech Internet operations to oil and gas companies. Axia believes that the diversity of its current holdings, all investments in companies are less than 10% of their issued and outstanding shares, is such that the overall volatility of its portfolio is significantly less than in prior years of operation. Nonetheless, Axia's portfolio is considered extremely volatile.

Revenues from Axia's financial consulting operations decreased for the quarter ended June 30, 2002, as compared to the same quarter in 2001. Axia recorded $31,540 in revenues for the quarter ended June 30, 2002, from its financial consulting operations as compared to $330,981 for the same period of 2001. This decrease was due to a slow down in consulting activities, due in part to adverse conditions in the market- place.

During the six months ended June 30, 2002, Axia sold investment securities owned by Axia and its subsidiaries. The bulk of the securities sold were securities that Axia and its majority owned subsidiaries acquired in past years for services rendered to clients by Axia's consulting subsidiaries. During the six months ended June 30, 2002, Axia and its subsidiaries sold $167,015 in investment securities. Axia's basis in the securities was approximately $260,057. Axia continued to liquidate securities it felt would not rebound to prevent future losses and to provide needed working capital.

Company Operations as a Whole

Revenues

Gross revenues for the three month periods ended June 30, 2002 were $228,985, as compared to $517,182 for the same period in 2001. The decrease in revenues is due to an approximate $300,000 decrease in consulting revenues. The decrease is due in general to a major slow down in consulting due to adverse market conditions.

Gross revenues for the six month periods ended June 30, 2002 were $2,958,568, as compared to $919,963 for the same period in 2001. The increase in revenues is due to a $2,332,000 increase in sale of property, an approximate $400,000 decrease in consulting revenues, and an approximate $100,000 increase in rental revenues.

Profits

Axia recorded an operating loss of $311,003 for the three months ended June 30, 2002, compared to an operating loss of $179,246 for the comparable period in the year 2001. Axia recorded a net loss of $349,488 for the three months ended June 30, 2002, compared to a net loss of $322,474 for the comparable period in 2001. Axia's increase in net loss for the three month period ended June 30, 2002, as compared to the same period in 2001, was due to an increase in general and administrative costs.

Axia's operating loss increased to $771,480 for the six months ended June 30, 2002, from an operating loss of $299,554 for the comparable period in the year 2001. Axia recorded a net loss of $804,028 for the six months ended June 30, 2002, compared to a net loss of $753,988 for the comparable period in 2001. Axia's increase in operating losses for the six month period ended June 30, 2002, as compared to the same period in 2001, was due to reduced consulting revenue as a result of adverse market conditions and an increase in general and administrative expenses.

Axia is uncertain as to whether it will operate at a profit through fiscal 2002. Since Axia's activities are closely tied to the securities markets, future profitability or its revenue growth tends to follow changes in the market place. There can be no guarantee that profitability or revenue growth can be sustained in the future.

Expenses

General and administrative expenses for the three months ended June 30, 2002, were $309,594 compared to $180,890 for the same period in 2001. General and administrative expenses for the six months ended June 30, 2002, were $538,994 compared to $281,780 for the same period in 2001. The reason for the increase is higher expenses from consulting fees and costs related to negotiating and completing structural changes in the corporation.

Depreciation and amortization expenses for the six months ended June 30, 2002, and June 30, 2001, were $89,045 and $93,768, respectively. The decrease was due to a disposition of assets at the beginning of 2002 as well as some assets being fully depreciated and not yet replaced.

Capital Resources and Liquidity

On June 30, 2002, Axia had current assets of $880,290 and $7,542,767 in total assets compared to $1,671,366 of current assets and $9,770,017 in total assets at the year ended December 31, 2001. Axia had net working capital of $147,234 on June 30, 2002, compared to net working capital of $81,585 on December 31, 2001. The decrease in total assets is attributable to the sale of the General LaFayette Motel. The major contributing factor to the change in working capital is the refinance of debt to longer term as well as the receipt of cash from the refinancing of properties.

Axia believes that it will be able to refinance approximately $368,000 in current liabilities by the last quarter of the fiscal year 2002. This should improve the working capital position by year-end. However, there can be no guarantee that this will be completed.

Total stockholders' equity in Axia was $2,179,111 as of June 30, 2002, compared to $3,022,954 as of December 31, 2001. This decrease is attributable to changes in the values of securities, as well as increases in minority interest in the subsidiaries caused by the recent acquisition of Nexia and the concurrent transfer of assets, liabilities, and subsidiaries to Nexia.

Net Cash flow used in operating activities was $564,385 for the six months ended June 30, 2002, compared to cash flow used in operating activities of $345,331 for the six months ended June 30, 2001. Changes in cash flows from operating activities for the six months ended June 30, 2002, are primarily attributable to change in securities values and reduction in real property held for sale.

Cash flow provided by investing activities was $363,405 for the six months ended June 30, 2002, compared to cash flow used in investing activities of $246,630 for the same period in 2001. The increase is largely due to a reduction in the purchase of investment securities coupled with a reduction in the proceeds from the sale of investment securities, and an increase in proceeds from the sale of properties.

Cash flow provided by financing activities was $374,109 for the six months ended June 30, 2002, compared to cash flows provided by financing activities of $597,932 for the six months ended June 30, 2001. The decrease was largely due to a lack of financing through sale of common stock as well as the purchase of treasury stock, payments on long term debt, and an increase in long term financing.

Due to Axia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages, and acceptance of non-cash assets for consulting services, Axia may experience occasional cash flow shortages. Currently, the Company is experiencing one of these cash flow issues and is investigating means to remedy the situation.

Impact of Inflation

Axia believes that inflation has had a negligible effect on operations over the past three years. Axia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

General Real Estate Investment Risks
Axia's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Axia's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws and other factors which are beyond the control of Axia. To cover these shortages we may need to sell securities from time to time at a loss.

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

ITEM 1.           LEGAL PROCEEDINGS

During the second quarter of 2002, with the exception of information provided below no material developments occurred regarding Axia's legal proceedings. For more information please see Axia's Form 10-KSB for the year ended December 31, 2001

Hudson Consulting Group, Inc. v. Technical Ventures, Inc.. Suit was filed by Hudson Consulting Group, Inc. (a subsidiary of Axia), on October 10, 2001, against Technical Ventures, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc., common stock has not been delivered to Hudson as required by the agreement. The trial court has entered a default after authorized service on Technical Ventures, Inc., by certified mail. Hudson's request to enter a default judgment was heard by the Court on March 17, 2002, and judgement in the sum of $172,500 was granted. The defendant has made an appearance and filed a motion to set aside the court's default judgement. A hearing before the Court has not yet been scheduled.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On June 12, 2002, the board of directors authorized the issuance of 430,000 shares of restricted common stock to John Fry Jr. in return for his extinguishing debt of $30,000. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual for services; (2) there was only one offeree who was issued stock for extinguishing debt; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On June 12, 2002, the board also authorized the issuance of 300,000 shares (100,000 each) of restricted common stock to Adreinne Bernstein, Gerald Einhorn, and Ed Haidenthaller for services rendered as directors and officers of the corporation. The shares, valued at approximately $60,000, were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors:

(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to individuals for services; (2) there were only three offerees who were issued stock for rendering services; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On June 22, 2002, the board authorized the issuance of 1,365,070 shares of restricted common stock to Wichita Development in exchange for forgiveness of debts owed by the Company and one of its subsidiaries to Wichita in the amount of $68,852. As Wichita Development is a subsidiary of the Company, this transaction may be considered a related party transaction. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for debt resolution; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed one report on Form 8-K during the quarter for which this report is filed.

                  On May 1, 2002, the Company filed a form 8K/A which included pro-forma financial statements as required by regulations in conjunction with the asset transfer and stock purchase of Nexia Holdings, Inc.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 27th day of August, 2002.


AXIA GROUP, INC.

  /s/ Richard D. Surber
-----------------------
Richard D. Surber                                           August 27, 2002
President, Chief Executive Officer and Director




 /s/ Ed Haidenthaller                                       August 27, 2002
---------------------
Ed Haidenthaller
Chief Financial Officer


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Axia Group, Inc. (the" Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Surber, Chief Executive Officer of the Company, and I, Ed Haidenthaller, Chief Financial Officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/  Richard Surber
         ---------------------
         Richard Surber
         Chief Executive Officer
         August 27, 2002

          /s/ Ed Haidenthaller
         ---------------------
         Ed Haidenthaller
         Chief Financial Officer
         August 27, 2002

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

3(iii)             *       Certificate of Determination of the Rights and
                           Preferences of Preferred Stock by Axia for 5,000,000
                           shares of preferred stock out of the 20,000,000 authorized (incorporated herein by reference from a Form 8-K filed on August 24, 2001).

10(i)(o)           *       Stock Purchase Agreement dated February 15, 2002 with
                           Nexia Group, Inc. for acquisition of 82% of the common stock of Nexia in exchange for various assets and holdings in subsidiary corporations.
                           (Incorporated by reference from Exhibit 1 of Form
                           8K/A filed with the SEC on February 27, 2002 and amended on May 1, 2002)


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.