Form 10QSB
period 2002-09-30
AXIA GROUP INC/UT
filed 2002-12-19
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 19, 2002 was 10,771,488.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...................................................9

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES............................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

ITEM 5.  OTHER INFORMATION..................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURES..................................................................11

INDEX TO EXHIBITS...........................................................13











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Axia" or the "Company" refers to Axia Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Axia as of September 30, 2002, and statements of operations, and statements of cash flows for the interim periods of three and nine months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Unaudited Consolidated Condensed Balance Sheet as of September 30, 2002 ....F-2

Unaudited Consolidated Condensed Statement of Operations for the Three and
Nine Months Ended September 30, 2002 and 2001...............................F-4

Unaudited Consolidated Condensed Statement of Cash Flows for the Nine
Months Ended September 30, 2002 and 2001....................................F-5

Notes to Unaudited Consolidated Condensed Financial Statements..............F-6









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]



                        AXIA GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                               September 30, 2002


                                                                                           September 30,
                                                                                               2002
                                                                                     -------------------------
ASSETS

   Current Assets
      Cash                                                                           $                  98,529
      Restricted cash                                                                                  227,242
      Accounts receivable - trade, net of allowance                                                    162,652
      Accounts receivable - related parties                                                             64,003
      Notes receivable - current                                                                        67,500
      Prepaid expenses                                                                                  54,385
      Securities available for sale                                                                     89,628
          Total Current Assets                                                                         763,939

   Fixed Assets
      Property and equipment                                                                         5,022,121
            Less: Accumulated depreciation                                                            (722,153)
      Land                                                                                           1,090,535
                                                                                     -------------------------
          Total Fixed Assets                                                                         5,390,503

   Other Assets
      Real property held for sale                                                                      195,511
      Investment securities                                                                            221,801
      Notes receivable                                                                                 299,082
          Total Other Assets                                                                           716,394

TOTAL ASSETS                                                                         $               6,870,836
                                                                                     =========================

 See accompanying notes to unaudited consolidated condensed financial statements





                        AXIA GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET (Continued)
                               September 30, 2002


                                                                                         September 30,2002
                                                                                     -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities
      Accounts payable                                                               $                 160,777
      Accrued liabilities                                                                               62,255
      Unearned rent                                                                                     68,183
      WVDEP liability                                                                                   20,000
      Current portion long-term debt                                                                 1,721,116
                                                                                     -------------------------
          Total Current Liabilities                                                                  2,032,331
                                                                                     -------------------------

   Long-Term Liabilities
      Notes and mortgages payable                                                                    4,213,379
      IEPA liability                                                                                   207,629
      Less current portion                                                                          (1,721,116)
                                                                                     -------------------------
          Total Long-Term Liabilities                                                                2,699,892

TOTAL LIABILITIES                                                                                    4,732,223

MINORITY INTEREST                                                                                      682,091

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $5.00 par, 1,000 shares issued                   5,000
      Common stock - 200,000,000 shares authorized at $0.001 par;                                       10,772
          10,971,488 shares issued
      Additional paid in capital                                                                    17,036,719
      Treasury stock - 2,766,336 shares                                                             (1,255,216)
      Accumulated deficit                                                                          (14,010,781)
      Subscription receivable                                                                          (45,000)
      Unrealized loss on securities available for sale                                                (284,972)
                                                                                     -------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           1,456,522
                                                                                     -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $               6,870,836
                                                                                     =========================

                  See accompanying notes to unaudited consolidated condensed financial statements







                        AXIA GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          For the Three and Nine Months Ended September 30, 2002 and 2001


                                                             Three Months Ended                        Nine Months Ended
                                                                September 30                             September 30
                                                          2002                2001                2002                  2001
                                                      -------------      --------------      ---------------       ---------------
Revenue
     Sale of property                             $               -   $               -    $       2,332,000    $                -
     Consulting revenue                                      65,446             396,916              176,711               898,950
     Rental revenue                                         243,202             236,656              758,505               653,985
                                                      -------------      --------------      ---------------       ---------------
Total Revenue                                               308,648             633,572            3,267,216             1,552,935

Costs of Revenue
     Costs associated with sale of property                       -                   -            2,330,500                     -
     Costs associated with consulting
     revenue                                                363,205             126,030              589,635               501,916
     Costs associated with rental revenue                   168,485             181,882              604,284               666,960
     Interest associated with rental revenue                109,355              66,900              307,794               326,677
                                                      -------------      --------------      ---------------       ---------------
Total Costs of Revenue                                      641,045             307,912            3,832,213             1,175,649

Gross Profit                                              (332,397)             325,660            (564,997)               377,286

Selling, General & Administrative Expense                   113,980             148,208              652,974               429,988
                                                      -------------      --------------      ---------------       ---------------

Operating Profit (Loss)                                   (446,377)             177,452          (1,217,971)              (52,702)

Other Income (Expense)
     Interest Income                                          5,541                 773                5,667                50,594
     Gain (loss) on disposal of subs                              -            (38,718)                    -              (38,718)
     Gain (loss) from sale of securities                      4,886           (375,218)            (167,601)             (681,948)
     Impairment loss on long lived assets                         -           (117,946)                    -             (117,946)
     Other income (expense)                                  52,602           (254,591)               84,537             (262,339)
                                                      -------------      --------------      ---------------       ---------------
Total Other Income (Expense)                                 63,029           (852,600)             (77,397)           (1,377,034)

Income (Loss) Before Minority Interest                    (383,348)           (675,108)          (1,295,368)           (1,429,736)

Minority Interest in Loss                                    24,623                   -              132,501                     -
                                                      -------------      --------------      ---------------       ---------------

Net Profit (Loss) before income taxes                     (358,725)           (675,108)          (1,162,867)           (1,429,736)

Income tax benefit                                                  -                   -                     -                  -

Net Profit (Loss)                                         (358,725)           (675,108)          (1,162,867)           (1,429,736)

Income (Loss) Per Common Share
     Loss before minority interest                $          (0.04)    $         (0.13)    $          (0.16)    $           (0.30)
     Minority interest in loss                                 0.00                   -                 0.02                     -
                                                      -------------      --------------      ---------------       ---------------
     Net loss per weighted average common
          share outstanding                                  (0.04)              (0.13)                (0.14)               (0.30)
                                                  $                   $                    $                   $

     Weighted Average common shares
          outstanding                                     9,893,000           5,392,000            8,233,000             4,939,000

                                                      =============      ==============      ===============       ===============




 See accompanying notes to unaudited consolidated condensed financial statements





                        AXIA GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001

                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                 2002                    2001
                                                                          -------------------      ----------------
Cash Flows From Operating Activities
    Net Income (Loss)                                                    $        (1,162,866)     $     (1,429,736)
    Adjustments to reconcile net income (loss) to net cash provided
    (used):
       (Gain) Loss from sale of investments                                           167,601               681,948
       Minority interest in gain (loss)                                             (132,501)                     -
       Closing costs on sale of property                                              100,701                     -
       Closing costs added to loan                                                      3,981                     -
       Marketable securities as payment for receivables                             (123,079)                     -
       Depreciation & amortization                                                    137,210               161,004
       Loss on sale of property and equipment                                           3,330                     -
       Loss on sale of subsidiary                                                           -                38,718
        Impairment loss on long lived assets                                                -               117,946
       Issued stock and stock options for services                                    365,669               221,400
       Decrease (increase) in assets:
          Restricted cash                                                           (227,242)                     -
          Accounts & notes receivable                                                (79,514)             (111,530)
          Prepaid expenses                                                              6,585               (1,450)
       Increase (decrease) in liabilities
          Accounts  payable                                                           124,562                37,285
          Accrued liabilities                                                       (166,548)              (98,375)
          Unearned rent                                                                68,183                     -
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Operating Activities                                    (913,928)             (382,790)

Activites

Cash Flows From Investing Activities
    Purchase of fixed assets                                                        (263,514)              (65,779)
    Cash received in acquisition                                                       18,545                     -
    Purchase of investments                                                           (8,804)             (293,297)
    Proceeds from sale of subsidiaries                                                      -                   200
    Proceeds from sale of property                                                    415,228                     -
    Proceeds from sale of investments                                                 196,846               326,886
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Investing Activities                                      358,301              (31,990)

Cash Flows from Financing Activities
    Sale of common stock for cash                                                      32,350               301,614
    Purchase of treasury stock                                                       (34,991)                     -
    Proceeds from long-term debt                                                      467,574                     -
    Payments on long-term debt                                                      (105,911)                     -
    Increase in long-term debt                                                              -                84,288
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Financing Activities                                      359,022               385,902

Increase (Decrease) in Cash                                                         (196,605)              (28,878)

Cash at Beginning of Period                                                           295,134               178,420
                                                                          -------------------      ----------------

Cash at End of Period                                                  $               98,489   $           149,542
                                                                          ===================      ================

                  See accompanying notes to unaudited consolidated condensed financial statements


                        AXIA GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

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

2.   TREASURY STOCK

During the nine months ended September, 2002, the Company purchased 140,500 shares of its own stock in the open market for a cost of $34,991. Of the total 2,766,736 shares in treasury stock, all are held in the accounts of subsidiary corporations. Since Axia's stock buyback program began in October of 2001, Axia has purchased a total of 249,885 shares in the open market.

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

In addition to the above refinancing, Kearns Development Corporation (Kearns), an 86.9% owned subsidiary, was able to extend its primary mortgage with Brighton Bank on July 11, 2002 for a period of 2 years. The terms of the extended note are essentially the same as the primary mortgage with the addition of a $50,000 collateral agreement of which the Company can use $30,000 to fund any potential cash shortages. The note is now due on July 12, 2004, has a 9.0% interest rate with monthly principal and interest payments of $5,632. Although the note is not due until July 12, 2004, it may be called at any time by the lender and for this reason has been classified as a current liability. The company has received preliminary approval from a different lender to refinance the note at a 7.16% interest rate amortized over 20 years with a 10-year call provision.

4.  ACQUISITION

Pursuant to a stock purchase and asset/subsidiary purchase agreement dated February 15, 2002, the Company received 255,100,000 newly issued restricted common shares of Nexia Holdings, Inc.(Nexia) in exchange for certain assets and liabilities of Axia. The net effect of this transaction is that Nexia became an 82.2% owned subsidiary of Axia, in exchange, Nexia received a majority of the assets, liabilities and interest in Axia's subsidiaries, which included shareholder interest in several "shell" companies in which Axia had a controlling stake.

                        AXIA GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

The operations from Nexia and its subsidiaries for the period from February 15, 2002, to September 30, 2002, are included in the statement of operations of the combined entities. For more information regarding this transaction as well as pro-forma financial statements for the year ended December 31, 2001, please see the Company"s form 8-K/A filed with the SEC on February 27, 2002, and amended with the above- mentioned financial statements on May 1, 2002.

5.  NON-CASH TRANSACTIONS

During the nine months ended September 30, 2002, the Company recorded the following non-cash investing and financing activities:

In connection with the above-referenced Nexia transaction, the Company recorded marketable securities of $215,336, accounts payable of $7,129, an increase in minority interest due to the change in ownership of subsidiaries of $529,082, net cash received of $18,545, and a deemed distribution of $302,330. As a result of the transaction, Nexia became an approximate 82.2% owned subsidiary and all previously owned subsidiaries became subsidiaries of Nexia.

The Company acquired $15,000 of property and equipment through the issuance of 30,000 shares of common stock.

6. LIQUIDITY

Due to Axia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, Axia may experience occasional cash flow shortages. To cover these shortages we may need to sell securities from time to time at a loss. In addition, the Company is currently experiencing significant challenges with regard to cash flow. We are looking at several options to improve this situation, but there can be no assurance that the Company will be successful in meeting its cash needs.

The financial statements do not reflect any adjustment should the Company not maintain sufficient cash to fund its currently anticipated working capital, capital spending, and debt service requirements during the next twelve months.

7.  ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

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

The following discussion examines Axia's financial condition as a result of operations for the third quarter and year-to-date, ending September 30, 2002, and compares those results with comparable periods from last year.

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

On January 4, 2002, Golden Opportunity Development Corporation, ("GODC") a former subsidiary of Axia (transferred to Nexia in the February 15, 2002 transaction) that has historically been engaged in the business of operating and acquiring hospitality property, sold its only asset, the General LaFayette Inn. Prior to January 4, 2002, GODC owned the General Lafayette Inn, a 134 unit motel and restaurant, and four adjacent office/retail buildings, located at 427 Lafayette Street, Baton Rouge, Louisiana (the "Motel").
 The Motel was sold for cash, in the amount of $2,332,000, to Lafayette Development Holdings, LLC. ("Lafayette"), a Louisiana Limited Liability Company. After payment of taxes, real estate commissions, and the mortgage on the property, GODC realized net cash of approximately $337,000. There is no material relationship between Lafayette and Axia. GODC, or any of their affiliates, or any of their officers or directors, or any associate of such officers or directors.

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

In addition to the above refinancing, Kearns Development Corporation (Kearns), an 86.9% owned subsidiary, was able to extend its primary mortgage with Brighton Bank on July 11, 2002 for a period of 2 years. The terms of the extended note are essentially the same as the primary mortgage with the addition of a $50,000 collateral agreement of which the Company can use $30,000 to fund any potential cash shortages. The note has a 9.0% interest rate with monthly principal and interest payments of $5,631.80. Although the note is due on July 12, 2004, it may be called at any time by the lender and for this reason has been classified as a current liability.

Currently, Axia has negative cash flows from real estate operations of $34,637 for the 3 months ended September 30, 2002, compared to a negative cash flow from real estate operations of $12,126 for the same period in 2001.

Axia recorded rental revenues of $243,202 for the quarter ended September 30, 2002, as compared to $236,656 for the same quarter, 2001. This increase in rental revenues was due to a slight increase in occupancy rates.

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

During the current fiscal year, the majority of Axia's rental properties have operated at a loss. In addition, we have not been able to sell any properties during the current year for a gain. There can be no assurance that we will be successful in reducing vacancy or selling properties for a gain.

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


Axia's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in numerous different companies whose operations range from that of high-tech Internet operations to oil and gas companies. Axia believes that the diversity of its current holdings, all investments in companies are less than 10% of their issued and outstanding shares, is such that the overall volatility of its portfolio is significantly less than in prior years of operation. Nonetheless, Axia's portfolio is considered extremely volatile.

Revenues from Axia's financial consulting operations decreased for the quarter ended September 30, 2002, as compared to the same quarter in 2001. Axia recorded $65,446 in revenues for the quarter ended September 30, 2002, from its financial consulting operations as compared to $396,916 for the same period of 2001. This decrease was due to a slow down in consulting activities, due primarily to adverse conditions in the market-place.

During the nine months ended September 30, 2002, Axia sold investment securities owned by Axia and its subsidiaries. The bulk of the securities sold were securities that Axia and its majority owned subsidiaries acquired in past years for services rendered to clients by Axia's consulting subsidiaries. During the nine months ended September 30, 2002, Axia and its subsidiaries realized approximately $197,000 from the sale of investment securities. Axia's basis in the securities was approximately $364,000, resulting in a loss from the sales of approximately $168,000. Axia continued to liquidate securities it felt would not rebound to prevent future losses and to provide needed working capital.

Company Operations as a Whole

Revenues

Gross revenues for the three month period ended September 30, 2002 were $308,648, as compared to $633,572 for the same period in 2001. The decrease in revenues is due to an approximate $300,000 decrease in consulting revenues. The decrease is due in general to a major slow down in financial consulting due to adverse market conditions.

Gross revenues for the nine month period ended September 30, 2002 were $3,267,216, as compared to $1,552,935 for the same period in 2001. The increase in revenues is due to a $2,332,000 increase in sale of property, an approximate $700,000 decrease in consulting revenues, and an approximate $100,000 increase in rental revenues.

Rental revenues increased slightly in 2002, due mainly to the Company's acquisition of the Wichita property in late 2001.

Profits

Axia recorded an operating loss of $446,377 for the three months ended September 30, 2002, compared to an operating profit of $177,452 for the comparable period in the year 2001. Axia recorded a net loss of $385,725 for the three months ended September 30, 2002, compared to a net loss of $675,108 for the comparable period in 2001. Axia's decrease in net loss for the three month period ended September 30, 2002, as compared to the same period in 2001, was due primarily to significant losses from the sale of securities and impairment of property and equipment in 2001, offset by the decrease in consulting revenue in 2002.

Axia's operating loss increased to $1,217,970 for the nine months ended September 30, 2002, from an operating loss of $52,702 for the comparable period in the year 2001. Axia recorded a net loss of $1,162,866 for the nine months ended September 30, 2002, compared to a net loss of $1,429,736 for the comparable period in 2001. Axia's decrease in operating losses for the nine month period ended September 30, 2002, as compared to the same period in 2001, was due to reduced consulting revenue as a result of adverse market conditions and an increase in general and administrative expenses.

Axia does not expect to operate at a profit through fiscal 2002. Since Axia's consulting activities are closely tied to the securities markets, future profitability or its revenue growth tends to follow changes in the market place. There can be no guarantee that profitability or revenue growth can be achieved in the future.

Expenses

General and administrative expenses for the three months ended September 30, 2002, were $113,980 compared to $148,208 for the same period in 2001. General and administrative expenses for the nine months ended September 30, 2002, were $652,973 compared to $429,988 for the same period in 2001. The reason for the increase is higher costs related to negotiating and completing structural changes in the corporation.

Depreciation and amortization expenses for the nine months ended September 30, 2002, and September 30, 2001, were $137,210 and $161,004, respectively. The decrease was due to a disposition of assets at the beginning of 2002 as well as some assets being fully depreciated and not yet replaced.

Capital Resources and Liquidity

On September 30, 2002, Axia had current assets of $763,939 and $6,870,836 in total assets compared to $1,671,366 of current assets and $9,770,017 in total assets at the year ended December 31, 2001. Axia had a net working capital deficit of $1,268,392 on September 30, 2002, compared to net working capital of $81,585 on December 31, 2001. The decrease in total assets is attributable to the sale of the General LaFayette Motel. The major contributing factor to the decrease in net working capital is that two of the Company's mortgages will be due in the next year and the mortgage on the Kearns building being callable.

Axia is currently attempting to refinance approximately $368,000 in current liabilities by the last quarter of the fiscal year 2002 and we are also currently working on a refinance of the Kearns property. This should improve the working capital position by year-end. However, there can be no guarantee that this will be completed.

Total stockholders' equity in Axia was $1,456,522 as of September 30, 2002, compared to $3,022,954 as of December 31, 2001. This decrease is attributable to changes in the values of securities, as well as increases in minority interest in the subsidiaries caused by the first quarter acquisition of Nexia and the concurrent transfer of assets, liabilities, and subsidiaries to Nexia.

Net Cash flow used in operating activities was $913,928 for the nine months ended September 30, 2002, compared to cash flow used in operating activities of $382,790 for the nine months ended September 30, 2001. Changes in cash flows from operating activities for the nine months ended September 30, 2002, are primarily attributable to change in securities values and stock issued for services.

Cash flow provided by investing activities was $358,301 for the nine months ended September 30, 2002, compared to cash flow used in investing activities of $31,990 for the same period in 2001. The increase is largely due to a reduction in the purchase of investment securities coupled with a reduction in the proceeds from the sale of investment securities, and an increase in proceeds from the sale of properties.

Cash flow provided by financing activities was $359,022 for the nine months ended September 30, 2002, compared to cash flows provided by financing activities of $385,902 for the nine months ended September 30, 2001. The decrease was largely due to a lack of financing through sale of common stock as well as the purchase of treasury stock, payments on long term debt, and an increase in long term financing.

Due to Axia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages, and acceptance of non-cash assets for consulting services, Axia may experience occasional cash flow shortages. Currently, the Company is experiencing one of these cash flow issues and is considering options to remedy the situation.

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


Forward Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Axia to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Axia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Axia or any other person that the objectives and plans of Axia will be achieved

Controls and Procedures

1.       Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's Sole Executive Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Sole Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

2.       Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the Sole Executive Officer's evaluation.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the third quarter of 2002, with the exception of information provided below no material developments occurred regarding Axia's legal proceedings. For more information please see Axia's Form 10-KSB for the year ended December 31, 2001 and prior 10-QSB filings for this year.

Hudson Consulting Group, Inc. v. Technical Ventures, Inc..
---------------------------------------------------------

Suit was filed by Hudson Consulting Group, Inc. (a subsidiary of Axia), on October 10, 2001, against Technical Ventures, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc., common stock has not been delivered to Hudson as required by the agreement. The trial court has granted Technical Ventures, Inc. motion to set aside the default earlier granted to Hudson and Technical Ventures, Inc. has filed a counter- claim against Hudson seeking recovery of the shares previously delivered to Hudson. The matter has not been set for trial and the parties are engaged in pre-trial activities.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

         No sales of unregistered securities were conducted during the quarter.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         -------------------
The Company did not file a report on Form 8-K during the quarter for which this report is filed.





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 19th day of December, 2002.


AXIA GROUP, INC.


/s/ Richard S. Surber
Richard D. Surber                                          December 19, 2002
President, Chief Executive Officer and Director

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Axia Group, Inc. (the" Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Surber, Chief Executive Officer of the Company, and I, Richard Surber, Sole Executive Officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Axia Group, Inc. and:

               (a) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         2. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

         3. I have disclosed, based on my most recent evaluation, to the Company's auditors and the board of directors

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         4. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Richard Surber
         ---------------------------------
         Richard Surber
         Sole Executive Officer
         December 19, 2002

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

10(i)(o)           *       Stock Purchase Agreement dated February 15, 2002
                           with Nexia Holdings, Inc. for acquisition of 82% of the common stock of Nexia in exchange for various assets and holdings in subsidiary corporations.
                           (Incorporated by reference from Exhibit 1 of Form
                           8-K/A filed with the SEC on February 27, 2002 and amended on May 1, 2002)

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.