Form 10KSB
period 2002-12-31
AXIA GROUP INC/UT
filed 2003-07-24
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

The issuer's total revenues for the year ended December 31, 2002, were $0.

The aggregate market value of the registrant's Common Stock, $0.001 par value, held by non-affiliates was approximately $152,839 based on the average closing bid and asked prices for the Common Stock on July 8, 2003 of $0.625.

At July 18, 2003, the number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 1,382,541.


                                                 Table of Contents

                                                      Part I

Item 1.  Description of Business..................................................................................1

Item 2.  Description of Property..................................................................................4

Item 3.  Legal Proceedings........................................................................................7

Item 4.  Submission of Matters to a Vote of Security-Holders......................................................7
                                                      Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.................................................7

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
            Operation.............................................................................................8

Item 7.  Financial Statements....................................................................................10

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure...........................................................................................11
                                                     Part III

Item 9.  Directors and Executive Officers........................................................................11

Item 10.  Executive Compensation.................................................................................12

Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................................12

Item 12.  Certain Relationships and Related Transactions.........................................................13

Item 13.  Exhibits, List, and Reports on Form 8-K................................................................15

Signatures.......................................................................................................16








                        ITEM 1. DESCRIPTION OF BUSINESS

Business Development

As used herein, the term "Axia" or the "Company" refers to Axia Group, Inc., a Nevada corporation, and predecessors, unless the context indicates otherwise.
Axia was originally incorporated on July 10, 1984, and changed its state of incorporation to Nevada on March 9, 1993. On December 6, 2000 Axia changed its name from CyberAmerica Corporation to Axia Group, Inc.

Axia was originally involved in the manufacturing business. Since 1992, Axia has been a holding company whose subsidiaries' operations consist primarily of financial consulting services, the acquisition, management, sale and lease of real estate holdings and public vehicles. In February of 2002 Axia sold essentially all of its assets and liabilities to Nexia Holdings, Inc. (Nexia), a related party, for 255,100,000 shares, or approximately 82%, of Nexia's outstanding common stock.

On December 10, 2002, Axia carried out the distribution of 255,100,000 restricted shares of Nexia common stock to the shareholders of Axia on a pro rata basis. This number of shares represents approximately 82% of the issued and outstanding shares of Nexia's common stock after the close of the distribution.
The Axia financial statements and tax returns will no longer include Nexia's information on a consolidated basis as a result of the distribution and spin off of Axia's ownership of Nexia.

The distribution was carried out on the basis of each shareholder of the Company's common stock receiving 26 shares of the Nexia restricted common stock for each one (1) share of Axia common stock held on the record date for the distribution of December 10, 2002. The Company carried out the distribution to divest Axia of its ownership interest in the Nexia holdings and allow the Company to pursue other potential areas of operation or acquisition.

Business of Issuer

General

Axia was a holding company that operated in two primary areas of business:
acquiring, leasing and selling real estate; and, providing financial consulting services. These businesses were disposed of in December of 2002 through a spin off. Axia has no current operations.

Financial Consulting

As of December 10, 2002 Axia divested itself of all interest in Hudson
Consulting Group, Inc. and no longer has any active involvement in financial consulting.

The Company is currently a"shell" corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Real Estate Investment

As a result of the distribution of the Nexia stock on December 10, 2002 Axia has spun off to its shareholders all interests that it held in real property through its ownership of property holding subsidiaries and now holds only a minimal interest in real property.

Selection of Business.
The Company is now considering business opportunities either through merger or acquisition that might create value for our shareholders. We have no day-to-day operations at the present time. Our officers and directors devote limited time and attention to the affairs of the Company. Management has adopted a policy of seeking opportunities that they consider to be of quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages when vying with other acquiring interests or entities.
The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another. The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.
Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and biotechnology industry segments.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

Acquisition of Business.

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code").
In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Axia has no current plans to make any changes in the number of employees and does not anticipate doing so until it acquires a business or an interest in an operating company.

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

ITEM 2.                                       DESCRIPTION OF PROPERTY

Location and Description

As of the date of this filing Axia holds minimal interest in real property.

ITEM 3. LEGAL PROCEEDINGS

The following cases may have a material impact on Axia. Axia is involved in other legal matters that are not deemed material at this time.

CyberAmerica Corporation vs. MJMC, Inc., Lanco International, Inc. and Mi-Jack
Products, Inc. - Suit was filed on January 10, 1997 in the Circuit Court of Cook
County, Law Division as file no. 97L 000369 seeking recovery of damages suffered by Canton Tire Recycling Corporation based upon the company's belief that tire shredding equipment did not perform according to warranties and representations made by defendants. The company has filed a Third Amended Complaint in the case.
The Defendant has filed a counterclaim for damages, seeking recovery of lease payments for the tire shredding equipment. The Company has stated that the total damages for which it seeks recovery is in an amount of not less than $1 million.
Terms of a settlement in which each party would abandon its respective claims have been agreed upon and the Trial Court has entered an order of dismissal without prejudice based upon the parties' statements to the court.

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







motion requesting that the Board reconsider its denial of punitive damages was rejected by the Board. On or about December 23, 1998 the state filed a civil action in the Fulton County Circuit Court, Case No. 98-CH- 57 seeking payment of the $326,154 award made by the Pollution Control Board and the imposition of fines or sanctions for the failure to pay this award. On August 31, 1999 an agreed Summary Judgment Order was entered in this matter, the order provides that the Company shall pay the sum of $326,154 for tire removal costs from the prior Board order, with interest, through quarterly payments of $20,000 and denied all fines and penalties. The State subsequently filed a Motion for Voluntary Dismissal, to dismiss all causes of action except as set forth in the August 31, 1999 order. The Court signed an order granting this dismissal on February 7, 2000. Axia is delinquent in making full quarterly payments as provided for by the terms of the settlement. A demand letter to bring the payments current has been received from the State of Illinois, no formal action has been taken by the State of Illinois with regard to the late payments as of the date of this filing. The unpaid balance at December 31, 2002 amounted to $223,961.

State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton
Industrial Corporation and CyberAmerica Corporation - Suit was filed on August
14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia enter into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($8,000 has been paid, $20,000 was paid prior to May 31, 2000, similar payments are due each May 31 through 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. This information included test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines.
The nature and cost of further testing or clean-up as a result of that report cannot be determined at this time No further request for additional work or testing has been received from the State of West Virginia. The Company has not yet made the May 31, 2003 payment required under this court order, a request for an extension of time to make the payment has been submitted to the State of West
Virginia.

Utah State Tax Commission vs. Canton Industrial Corp. of SLC DBA: Axia Group Inc. -
---------------------------------------------------------------------------------

Suit  filed by the Utah State Tax  Commission  in the Third  Judicial  District
Court of Salt Lake County, State of Utah, Civil No. 016925319TL, seeking payment of a total of $33,114.00 in taxes, costs, and interest due to the State of Utah.
The tax number and the sole party to the obligation is Axia which bears the liability. Axia has no property nor any source of income from which to pay the outstanding taxes due to the State of Utah. Upon the acquisition of funds or other assets sufficient to retire the obligation management intends to resolve the claim with the state

Axia Group, Inc. vs. West America Securities Corporation and Robert Kay.
-----------------------------------------------------------------------

 Suit filed by Axia in the Third  Judicial  District  Court of Salt Lake County,
State of Utah, Civil No. 020911034 on October 15, 2002. The suit seek recovery of $50,000 advanced to the defendants pursuant to an investment banking agreement. The parties are involved in settlement discussions and are close to resolving the claims of the parties. However, the company has fully allowed for this amount due to questionable collectibility.

Possible Actions by Governmental Authorities







Canton Illinois Property. In January 2000 the United States Environmental
Protection Agency forwarded to the Company and to Thistle Holdings Inc. letters informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980
(CERCLA). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. The
Company declined to involve itself in the clean-up process, no response nor additional demands have been made by the EPA as of this date, except as set forth below.

Canton Illinois Property. In a letter dated February 15, 2002, the United States
Environmental Protection Agency gave the company a "General Notice of Potential
Liability for Soil Removal." The letter invites the Company to participate in the cost of providing site security, preparing and implementing a site health and safety plan, a site sampling plan, identifying the extent of contamination in the buildings and soils, prepare and implement a site re-mediation plan and required follow-up to those procedures. The notice indicates that the Company may be considered a responsible party as a former owner of the property located in Canton, Illinois under the provisions of the Comprehensive Environmental
Response, Compensation and Liability Act of 1980 (CERCLA). The Company has responded that it does not believe that it has any liability for the proposed actions as it no longer owns the property and was not the owner at the time any such contaminants were introduced onto the property.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for vote during the period covered by this report.

                                     Part II

             ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE
                                     MATTERS

The table below sets forth the high and low closing prices for Axia's Common
Stock for each quarter of 2001, 2002 and through the second quarter of 2003. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:



               Quarter ending                High                Low
               --------------                ----                ---
2003           March 31                      $0.06               $0.02
----
               June 30                       $1.10               $0.03

2002           March 31                      $0.60               $0.21
----

               June 30                       $0.40               $0.10

               September 30                  $0.19               $0.06

               December 31                   $0.09               $0.03










2001           March 31                      $1.38               $0.41
----

               June 30                       $0.78               $0.37

               September 30                  $0.57               $0.26

               December 31                   $0.43               $0.21



Shareholders

As of July 23, 2003, there were approximately 1,121 shareholders of record holding a total of 1,382,451 shares of Common Stock.


Dividends

Axia has never declared a cash dividend.

On December 10, 2002, Axia carried out the distribution of 255,100,000 restricted shares of Nexia common stock to the shareholders of Axia on a pro rata basis. These shares had been acquired by Axia in a Stock Purchase Agreement with Nexia whereby Axia effectively reorganized its operations by acquiring a controlling interest in Nexia. This number of shares represents approximately
82% of the issued and outstanding shares of Nexia's common stock after the close of the distribution. The Axia financial statements and tax returns will no longer include Nexia's information on a consolidated basis as a result of the distribution and spin off of Axia's ownership of Nexia.

On February 4, 2003 Axia carried out a distribution of Bottomline Home Loan,
Inc. shares of common stock to Axia's shareholders in accordance with a SB-2
Registration Statement. An approximate total of 1,000,000 shares of the common stock of Bottomline Home Loan, Inc. were distributed to Axia shareholders on a basis of 1 share of Bottomline for each 10 shares of Axia.


Limited Market for Common Stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Axia is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Axia or our common stock.

Risks of "Penny Stock".

Axia's common stock (OTC BB: AXGR) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.002 and $14.00 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange
Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange
Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor.
This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.
Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

RECENT SALES OF UNREGISTERED SECURITIES

There are no recent sales of unregistered securities by Axia during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

General

Axia was a holding company that operated in two primary areas of business: acquiring, leasing and selling real estate; and, providing financial consulting services.  This business was spun-off in December of 2002 and Axia has no current operations.

 Plan of Operations

Axia's plan of operation for the coming year is to identify and acquire a favorable business opportunity. Axia does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Axia has reviewed and evaluated a number of business ventures for possible acquisition or participation by Axia. Axia does not have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing.
Axia continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. Axia anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2003, but there can be no assurance that this expectation will be fully realized.

Axia has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. Axia has no current plans to make any changes in the number of employees and does not anticipate doing so until it acquires a business or an interest in an operation company.

Axia does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Revenues

Gross revenues for the fiscal years December 31, 2002 and 2001 were $0 and $0 respectively.

Losses

Axia recorded an operating loss of $805,803 for the year ended December 31, 2002, as compared to an operating loss of $1,074,449 at December 31, 2001. Axia recorded a loss from discontinued operations of $3,464,461 for the year ended
December 31, 2002 as compared to a loss from discontinued operations of $2,050,058 for the year ended December 31, 2001. Axia recorded a net loss of $4,265,263 for December 31, 2002, compared to a net loss of $3,150,062 for December 31, 2001. The increase is attributable to losses on the sale of securities, substantial permanent markdowns of securities received in payment of services, as well as permanent impairment of assets, including the West Virginia property and land.

Expenses

General and administrative expenses for fiscal years ended December 31, 2002 and 2001 were $777,247 and $521,490 respectively. The increase in general and administrative expenses is due to an increase in issuances of common stock for consulting services rendered.

Depreciation and amortization expenses for the years ended December 31, 2002 and December 31, 2001 were $192,662 and $ 190,724, respectively. Axia expects expenses to decrease significantly through 2003 as a result of the spin-off of Nexia and its subsidiaries.








Capital Resources and Liquidity

At December 31, 2002, Axia had current assets of $95 and total assets of $1,350 as compared to $18,705 and $318,673, respectively at December 31, 2001. Axia had a net working capital deficit of $299,165 at December 31, 2002 compared to a net working capital deficit of $996,736 at December 31, 2001.

Net stockholders' deficit in Axia was $302,910 as of December 31, 2002, compared to net stockholders' deficit of $836,768 as of December 31, 2001.

Cash flow used in operations was $679,598 for the year ended December 31, 2002, compared to cash flow used in operations of $491,348 for the year ended December
31, 2001.

Cash flow provided by investing activities was $2,022,365 for the year ended
December 31, 2002, compared to net cash provided of $294,238 for the year ended
December 31, 2001. Axia had positive investing cash flow for the year ended
December 31, 2002 primarily as a result of the sale of the General Lafayette
Inn.

Cash flow used in financing activities was $1,637,806 for the year ended
December 31, 2002, compared to net cash provided of $313,824 for the year ended
December 31, 2001. The decrease in cash from investing activities was due to the payment of the note associated with the sale of the General Lafayette Inn.

During the year ended December 31, 2002, Axia issued a total of 201,346 shares for services, cash, and asset exchanges.

Capital Expenditures

Axia had no capital expenditures during the year ended 2002.

Income Tax Expense (Benefit)

Axia has an income tax benefit resulting from net operating losses to offset future operating profit of approximately $3,900,000. This is not shown on the balance sheet as a deferred tax asset due to past history of loss years in conjunction with profit years during the previous 10 year period as well as specifics in the GAAP regulations regarding surety of future earnings.

Impact of Inflation

Axia believes that inflation has had a negligible effect on operations over the past three years. Axia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.


ITEM 7. FINANCIAL STATEMENTS

     Axia's financial statements for the fiscal year ended December 31, 2002, are attached hereto as pages 1 through 33.

                                AXIA GROUP, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S


Independent Auditors' Reports................................................ 3

Balance Sheet................................................................ 5

Statements of Operations..................................................... 7

Statements of Stockholders' Deficit.......................................... 8

Statements of Cash Flows.....................................................10

Notes to the Financial Statements............................................12

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Axia Group, Inc
Salt Lake City, Utah

We have audited the accompanying balance sheet of Axia Group, Inc. (the Company) as of December 31, 2002 and the related statements of operations , stockholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axia Group, Inc. as of December 31, 2002 and the results of its operations, and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $17,995,776 and has a working capital deficit of $299,165 at December 31, 2002, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
June 27, 2003

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Axia Group, Inc. (formerly known as CyberAmerica Corporation)


We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Axia Group, Inc. (a Nevada corporation, formerly known as CyberAmerica Corporation) and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Axia Group, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the financial statements, the Company restated its financial statements for the year ended December 31, 2001 to change the method of accounting for revenue recognition for consulting services provided in exchange for marketable securities and to correct the valuation of a marketable security held at December 31, 2001.





/s/ Tanner & Co
Tanner & Co
Salt Lake City, Utah March 26, 2002, except for Note 13 which is dated July 17, 2003

                                AXIA GROUP, INC.
                                  Balance Sheet


                       ASSETS
                                                     December 31,
                                                           2002

CURRENT ASSETS

    Cash                                       $              95
Related party notes receivable, net
(Note 3)                                                       -
                                               -----------------

       Total Current Assets                                   95
                                               -----------------

FIXED ASSETS (Note 4)                                      1,159
                                               -----------------

OTHER ASSETS

    Other receivables, net (Note 10)                           -
    Other assets                                              96
                                               -----------------

       Total Other Assets                                     96
                                               -----------------

                                      TOTAL ASSETS    $    1,350
                                                      ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                                AXIA GROUP, INC.
                            Balance Sheet (Continued)


             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' DEFICIT

                                                                                                    December 31,
                                                                                                        2002

CURRENT LIABILITIES

Accounts payable                                                                                          $ 40,619
Accrued
liabilities                                                                                                 34,680
IEPA liability (Note 10)
                                                                                                           223,961
                                                                                                  ----------------

         Total Current Liabilities                                                                         299,260
                                                                                                 -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK - $.001 par value, 20,000,000 shares authorized, 1,000 shares issued and
 outstanding (Note 7)                                                                                        5,000

STOCKHOLDERS' DEFICIT:

    Common stock, $.001 par value, 200,000,000 shares authorized,
           379,892 shares issued and outstanding (Note 6)                                                      380
         Additional paid-in capital                                                                     17,882,021
         Treasury stock, 1,107 shares at cost (Note 9)                                                     (3,202)
         Stock subscription receivable (Note 6)                                                           (135,000)
    Deferred compensation                                                                                  (51,333)
    Accumulated deficit                                                                                (17,995,776)
                                                                                                 -----------------

Total Stockholders'
Deficit                                                                                                  (302,910)
                                                                                                 -----------------

TOTAL LIABILTIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT                                                                  $           1,350
                                                                                                 =================

                 The accompanying notes are an integral part of
                           these financial statements.



                                AXIA GROUP, INC.
                            Statements of Operations


                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2002           2001
                                                                             ---------------   -------------------
                                                                                                     (Restated)

REVENUE                                                                      $                 -  $              -

EXPENSES

    Impairment of marketable securities                                                        -           476,520
    Loss on sale of marketable securities                                                28,556             76,439
    Selling, general and administrative expense                                        777,247             521,490
                                                                             -----------------   -----------------

          Total Expenses                                                                805,803          1,074,449
                                                                             ------------------  -----------------

OPERATING LOSS                                                                         (805,803)       (1,074,449)
                                                                             ------------------  -----------------

OTHER INCOME (EXPENSE)

    Interest income                                                                            -               139
Other income                                                                              5,001             13,024
    Loss on disposal of subsidiaries                                                           -          (38,718)
                                                                             ------------------  -----------------

          Total Other Income (Expense)                                                     5,001          (25,555)
                                                                             ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                               (800,802)       (1,100,004)

PROVISION FOR INCOME TAXES                                                                     -                 -
                                                                             ------------------ ------------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                                                (800,802)       (1,100,004)

LOSS FROM DISCONTINUED OPERATIONS (NOTE 11)                                          (3,464,461)       (2,050,058)
                                                                             ------------------  -----------------

NET LOSS                                                                     $       (4,265,263) $     (3,150,062)
                                                                             ==================  =================

Weighted average common shares outstanding, basic and
diluted                                                                                  251,339           167,467
                                                                                    ============        ==========

BASIC LOSS PER COMMON SHARE:

    Net loss before discontinued operations                                  $            (3.19) $           (6.57)
    Loss from discontinued operations                                                    (13.78)            (12.24)
                                                                             ------------------  -----------------

       Net loss per share                                                    $           (16.97) $          (18.81)
                                                                              ==================  =================


                 The accompanying notes are an integral part of
                           these financial statements.


                                AXIA GROUP, INC.
                       Statements of Stockholders' Deficit


                                                       Additional                    Stock                        Other
                                       Common Stock    Paid-in        Treasury  Subscription    Deferred Comprehensive   Accumulated
                                      Shares   Amount  Capital        Stock       Receivable    Consulting  Income (Loss     Deficit

Balance, December 31, 2000           141,957   $  142  $ 15,544,333   $ (662,595)    $  -         $  -   $(1,771,953) $ (10,103,826)
(restated)
Common stock issued for cash          17,599       18       312,857             -       -            -              -              -

Common stock issued for securities     4,656        5       104,755             -       -            -              -              -

Common stock issued for employment    14,000       14       218,386             -       -            -              -              -
bonus
Common stock issued for services         334        -         3,000             -       -            -              -              -

Acquisition of Wichita Development         -        -       819,560             -       -            -              -              -
in exchange for stock of subsidiary,
net of minority interest of $210,042

Acquisition of minority interest           -        -       110,113             -       -            -              -              -


Purchase of treasury stock                 -        -             -      (14,298)       -            -              -              -

Reclassification of Company stock          -        -             -     (476,483)       -            -              -              -
held by subsidiaries
Recognition of unrealized holding
loss due to impairment
 (restated)                                -        -             -             -       -            -      1,559,218              -

Net loss for the year ended December
31, 2001 (restated)                        -        -             -             -       -            -              -     (3,150,062
                               -------------  ------- -------------      -------    -----   ----------      ---------   ------------


Balance, December 31, 2001           178,546      179    17,113,004   (1,153,376)       -            -      (212,735)   (13,253,888)
(restated)
Common stock issued for cash
and deferred consulting               23,333       23        76,977             -       -     (77,000)              -              -
                               -------------  --------  --------------  ----------- ------ -----------       -------- --------------

Balance Forward                      201,879  $   202   $17,189,981 $ (1,153,376)  $    -   $ (77,000)    $ (212,735) $ (13,253,888)
                               -------------  --------  ----------- ------------   ------   ----------    ----------- --------------



                 The accompanying notes are an integral part of
                           these financial statements.


                                AXIA GROUP, INC.
                       Statements of Stockholders' Deficit


                                                       Additional                    Stock                        Other
                                       Common Stock    Paid-in        Treasury  Subscription    Deferred  Comprehensive  Accumulated
                                      Shares   Amount  Capital        Stock       Receivable    Consulting  Income (Loss     Deficit


Balance Forward                    201,879  $     202  $ 17,189,981   $(1,153,376) $  -          $(77,000)  $ (212,735) $13,253,888)

Common stock issued for services    56,152         56       525,420              -    -          -                    -            -

Common stock issued for assets       1,000          1        14,999              -    -          -                    -            -

Common stock issued for debt and
 services                           45,502         46       136,461              -    -          -                    -            -

Common stock issued for the
exercise of stock options           43,830         44       156,606              -    (135,000)  -                    -            -

Common stock issued for
related party receivable            52,350         52       408,281              -    -          -                    -            -

Preferred stock issued for debt          -          -             -              -    -          -                    -            -

Purchase of treasury stock               -          -             -       (36,959)    -          -                    -            -

Cancellation of treasury shares   (20,821)       (21)     (710,629)        710,650    -          -                    -            -

Expense associated with the
issuance of stock options                -          -       160,902              -    -          -                    -            -

Amortization of deferred
consulting                               -          -             -              -    -          25,667               -            -

Reduction of treasury shares
due to spin-off of subsidiaries          -          -             -        476,483    -          -                    -            -
-

Adjustment for marketable securities     -          -             -              -    -          -              212,735            -

Pro rata stock distribution of
subsidiary common stock to
shareholders                             -          -             -              -    -          -                    -    (476,625)

Net loss for the year ended
December 31, 2002                        -          -             -              -    -          -                    -  (4,265,263)



Balance, December 31, 2002         379,892  $     380  $ 17,882,021    $   (3,202)    $(135,000) $ (51,333)         $ -$(17,995,776)
                               =============  =======  ===========     ==========      ========   ========          ===  =========

                 The accompanying notes are an integral part of
                           these financial statements.


                                AXIA GROUP, INC.
                            Statements of Cash Flows


                                                                                                For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                  2002                  2001
                                                                             -----------------   -----------------
                                                                                                     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                  $    (4,265,263) $       (3,150,062)
         Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss (gain) on sale of investments                                           (40,044)             228,683
         Loss (gain) on sale of land and real
           property for sale                                                           (4,159)               6,000
         Loss on disposition of property, plant and equipment                                -              24,519
       Loss on disposition of subsidiaries                                                   -              38,718
       Impairment of marketable securities                                             621,704           1,221,625
       Impairment of long-lived assets                                                 258,788             562,859
         Change in minority interest                                                   108,275            (81,225)
         Depreciation and amortization                                                 192,662             190,724
         Issued common stock and stock options for services                            772,885             221,400
       Amortization of deferred consulting                                              25,667                   -
       Bad debt expense                                                                461,586             105,494
    Changes in operating assets and liabilities:
         Accounts and notes receivable                                               (186,421)             231,473
         Prepaid expenses                                                                5,970             (1,711)
       Investment in securities at cost                                                      -             120,000
       Other assets                                                                   (19,300)            (44,082)
         Accounts payable                                                              211,996            (78,347)
         Accrued liabilities                                                           348,078              12,096
       Deferred revenue                                                              (377,189)            (99,512)
       Refundable deposit                                                               17,650                   -
       Related party payable                                                         1,187,517                   -
                                                                             -----------------   -----------------

             Net Cash Used In Operating Activities                                   (679,598)           (491,348)
                                                                                      --------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Cash distributed in spin-off of subsidiaries                                  (153,276)                   -
       Cash received in acquisition of Wichita Development                                   -             188,280
       Proceeds from sale of marketable securities                                      89,570             406,903
       Purchase of marketable securities                                               (5,003)           (148,189)
       Proceeds on sale of real property                                             2,332,000               1,500
       Proceeds on sale of subsidiaries                                                100,000                 200
       Purchase of property, plant and equipment                                     (340,926)           (154,456)
                                                                             -----------------     ---------------

       Net Cash Provided By Investing Activities                                     2,022,365             294,238
                                                                             -----------------   -----------------

                 The accompanying notes are an integral part of
                           these financial statements.
                                       10



                                AXIA GROUP, INC.
                      Statements of Cash Flows (Continued)



                                                                                                For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                  2002                  2001
                                                                             -----------------   -----------------
                                                                                                     (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES

       Principal payments on long-term debt                                  $     (2,008,335)          $(194,425)
       Proceeds from issuance of long-term debt                                        385,838             209,672
       Purchase of treasury stock                                                     (36,959)            (14,298)
       Common stock issued for cash                                                     21,650             312,875
                                                                             -----------------   -----------------

Net Cash Provided By (Used In) Financing
Activities                                                                         (1,637,806)             313,824
                                                                             -----------------   -----------------

         Net Increase (Decrease) In Cash                                             (295,039)             116,714

CASH, BEGINNING OF YEAR                                                                295,134             178,420
                                                                                     ---------    ----------------

CASH, END OF YEAR                                                            $              95   $         295,134
                                                                             =================   =================

SUPPLEMENTAL DISCLOSURE OF INFORMATION

Cash paid during the year for interest                                       $         372,684    $        463,000
Cash paid during the year for income taxes                                   $               -   $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock and stock options issued for services                           $         772,885   $         221,400
Common stock sold by subsidiary                                              $         107,800   $               -
Common stock issued for investments                                          $               -   $         104,762
Common stock issued for conversion of related party debt                     $          68,254   $         147,591
Preferred stock issued for conversion of related party debt                  $           5,000   $               -

                 The accompanying notes are an integral part of
                           these financial statements.




                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

             a. Organization

             Axia Group, Inc. (the Company) incorporated under the laws of the State of Ohio on July 10, 1984, as the Canton Industrial
             Corporation. On May 3, 1993, the Company redomiciled to the State of Nevada. In June 1996 the Company changed its name to Cyber
             America Corporation and on December 6, 2000, the Company changed its name to Axia Group, Inc.

             On February 15, 2002, the Company entered into a Stock Purchase
             Agreement (Agreement) with Nexia Holdings, Inc. (Nexia) a related party, pursuant to which the Company received 255,100,000 restricted shares of Nexia common stock in exchange for essentially all of the assets and liabilities of the Company. The Company assets included a portfolio of securities, real estate holdings and publicly reporting operating and shell-companies. The shares received equaled approximately 82% of the issued and outstanding shares of Nexia after the close of the transaction. Subsidiaries included: Diversified Holdings I, Inc., Hudson Consulting, Canton
             Industrial Corporation of Salt Lake City, West Jordan Real Estate
             Holdings, Salt Lake Development, Oasis International Hotel and
             Casino, Kearns Development, Canton Wild Horse Ranch II, Wichita
             Development Corporation, Golden Opportunity Development
             Corporation, Downtown Development Corporation, Wasatch Capital
             Corporation, Wichita Properties and Canton Tire Recycling of West
             Virginia, Inc. The subsidiaries which were transferred to Nexia have been treated as the acquiring entities for accounting purposes. The transaction is deemed to be an exchange of assets between entities under common control. The President of the Company is also the President of Nexia and is also a significant shareholder in many of the subsidiaries which were transferred. As noted by Interpretation 39, the transfer of net assets or an exchange of shares between entities under common control is excluded from Opinion 16 and should be accounted for at historical cost. There was no adjustment to the carrying value of the assets or liabilities of the transferred subsidiaries. On December 10, 2002, the Company disposed of essentially all of its operations through a pro rate distribution of Nexia common stock to the Company's shareholders. The stock distribution has been accounted for as a spin-off in accordance with Accounting Principles Board
             Opinion 30, "Reporting the Results of Operations-Reporting the
             Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."
             Accordingly, the operations of Nexia and its subsidiaries up to the date of disposition have been presented as discontinued operations
             (See Note 11). Additionally, due to the Company's ceasing substantially all of its activity on December 10, 2002, effective
             January 1, 2003 it reverted back to the development stage as it seeks a merger or acquisition with an operating entity.

             b. Accounting Method

             The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

             c. Provision for Taxes

             Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.
             Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31,
2002 and 2001:
                                                                                   2002
----------------------------------------------------------------------------------------------
              Deferred tax assets:
                  NOL Carryover                                             $        1,528,175

              Deferred tax liabilities:                                                      -

              Valuation allowance                                                   (1,528,175)
                                                                            ------------------

              Net deferred tax asset                                        $                -
                                                                            ==================

             The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:
                                                                                   2002                2001
----------------------------------------------------------------------------------------------  ------------------
              Book loss                                                     $       (1,663,455) $       (1,228,000)
              Bad debt                                                                 180,020                   -
              Asset impairments                                                        181,940                   -
              Stock for services/option expense                                        543,890                   -
              Valuation allowance                                                      757,605           1,221,000
              Other                                                                          -               7,000
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

             At December 31, 2002, the Company had net operating loss carryforwards of approximately $3,900,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

             Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

             d.  Depreciation

            The Company's property and equipment is depreciated using the straight-line method over the useful lives shown below for financial reporting purposes.

                                          Asset                                     Useful Life
                                    -----------------                           -----------------

                                    Computers                                   3 years
                                    Equipment and fixtures                      5 to 10 years
                                    Buildings and improvements                  20 to 39 years

e.       Issuance of Common Stock

             The Company frequently issues shares of its common stock to acquire assets, retire debt and pay for services. When stock is issued for assets, debt or services, the value of the stock, related assets, debt or services is determined by the most readily determinable value, i.e. the value of the common stock issued or the value of the assets, debt or services.

             f.  Impairment of Long-Lived Assets

             The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell.
             The Company recognized $258,788 and $562,859 in impairment expense during the years ended December 31, 2002 and 2001, respectively.
             These amounts are included in loss from discontinued operations
             (See Note 11).



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

             g.  Basic Loss Per Common Share

             The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                                     For the Years Ended
                                                                                        December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                  2002                2001
---------------------------------------------------------------------------------------------  -------------------

              Numerator:

                 Net loss before discontinued
                  operations                                               $         (800,802) $        (1,100,004)
                 Loss from discontinued operations                                 (3,464,461)          (2,050,058)
                                                                           ------------------  -------------------

                 Net loss                                                  $       (4,265,263) $        (3,150,062)
                                                                           ==================  ===================

              Denominator:

                 Weighted average shares outstanding                                  251,339              167,467
                                                                           ==================  ===================

                 Net loss per share before discontinued
                  operations $                                                          (3.19)$              (6.57)
                 Loss per share from discontinued operations                           (13.78)              (12.24)
                                                                           ------------------  -------------------

                 Net loss per share                                        $           (16.97) $            (18.81)
                                                                           ==================  ===================

             h.  Use of Estimates

             The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i.       Stock Options

             As permitted by SFAS No. 123 (SFAS 123), "Accounting for Stock
             Based Compensation", the Company elected to measure and record compensation costs relative to employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25),
             "Accounting for Stock Issued to Employees", and related interpretations and make pro forma disclosures of net loss and loss per share as if the fair value method of valuing stock options had been applied. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.




                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

             j. Newly Issued Accounting Pronouncements

             New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

             SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement
             No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and
             64, Amendment of FASB Statement No. 13, and Technical Corrections."
             SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting
             Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt
             Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
             Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real
             Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
             Leases: Sale-Leaseback Transactions Involving Real Estate,
             Sales-Type Leases of Real Estate, Definition of the Lease Term, and
             Initial Direct Costs of Direct Financing Leases." Generally, FAS
             145 is effective for transactions occurring after May 15, 2002. The
             Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

             j. Newly Issued Accounting Pronouncements (Continued)

             SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146,
             "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability
             Recognition for Certain Employee Termination Benefits and Other
             Costs to Exit an Activity (including Certain Costs Incurred in a
             Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF
             No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

             SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148,
             "Accounting for Stock-Based Compensation -- Transition and
             Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
             In addition, SFAS 148 amends the disclosure requirements of SFAS
             123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition. The Company does not expect that the adoption of SFAS 148 will have a material effect on their financial statements.




                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

             j. Newly Issued Accounting Pronouncements (Continued)

             SFAS No. 149 - In April 2003, the FASB issued Statement of
             Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of
             Statement 133 on Derivative Instruments and Hedging Activities", to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.
             This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's financial statements.

             SFAS No. 150 - In May 2003, the FASB issued Statement of Financial
             Accounting Standards No. 150 ("SFAS 150), "Accounting for Certain
             Financial Instruments with Characteristics of Both Liabilities and
             Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The Company does not expect that the adoption of SFAS 150 will have a material effect on the Company's financial statements.

NOTE 2 -     GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2002 of $17,995,776, and has a working capital deficit of $299,165 at December 31, 2002 all of which raise substantial doubt about the Company's ability to continue as a going concern.

              Management's plans include raising capital through either a private placement or regulations offering or acquiring a business or operations with sufficient revenues to support its operations.
              In the meantime, the Company will rely on short-term financing from its management and shareholders.

              There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern.
              The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - RELATED PARTY TRANSACTIONS

             On January 4, 2001, the Company sold 1,667 shares of restricted common stock to Wichita Development, a former subsidiary at a price of $22.72 per share for a total of $37,875 in cash. On March 1, 2001, the Company sold 13,545 shares of restricted common stock to Salt Lake Development, a former subsidiary, for $200,000 in cash and 58,690 shares of common stock of Wichita Development. The shares sold by the Company were valued at $.75 per share for a total value of $304,760. The Wichita Development shares received were valued at $.06 per share or a value of $104,760. On April 27, 2001, the Company sold 3,003 shares of restricted common stock to Wichita Development at a price of $8.33 per share for a total of $25,000 in cash. On June 5, 2001, the Company sold 4,041 shares of restricted common stock to Wichita Development for $50,000 in cash.
             The shares sold by the Company were valued at $12.37 per share. At the time of these sales of stock to Wichita Development, the Company, its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of Wichita Development and Richard Surber was president of both the Company and Wichita
             Development.

             On April 27, 2001, Salt Lake Development borrowed $49,566 from
             Wichita Development pursuant to a promissory note at 10% interest per annum. The note is due and payable on April 30, 2003. On June
             5, 2001, The Company borrowed $50,000 from Wichita Development pursuant to a promissory note at 10% interest per annum. The note was repaid through the issuance of common stock. On September 6, 2001, West Jordan Real Estate Holdings, a former subsidiary of the
             Company, borrowed $16,849 from Wichita Development pursuant to a promissory note at 10% interest per annum. The note was repaid by Axia Group through the issuance of common stock on behalf of West
             Jordan Real Estate Holdings. At the time of these borrowings from Wichita Development, the Company, its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of Wichita Development and Richard Surber was president of both the Company and Wichita Development. Because each of these entities were a majority owned subsidiary of the Company at the time, these debt obligations were all eliminated upon consolidation.

             During 2002, the Company's President and CEO paid consulting fees of $50,000 on behalf of the Company. Subsequently, the Company repaid him with $25,000 cash, a promissory note in the amount of $20,000 which was paid in full by December 31, 2002 and 1,000 shares of preferred stock valued at $5.00 per share, or $5,000.

             During January 2002, the Company entered into a management agreement with a related party to visit, survey and conduct due diligence on certain real estate properties located in the state of Florida for potential purchase. The management agreement also provided for the related party to manage the property when and if acquired. The agreement called for the issuance of 5,000 shares of common stock for those services plus $1,500 per month or 5% of the gross receipts from monthly rents from the property. The 5,000 shares were valued at $73,500 representing the fair value of the shares on the date of authorization. The Company did not purchase any property related to this agreement and expensed the $73,500 related to the issuance of the 5,000 shares of common stock.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

             During January 2002, the CEO and President of the Company received
             52,350 shares of the Company's common stock as additional collateral for loans he personally guaranteed for the Company's former subsidiary, Kearns Development (Kearns). Later in 2002, the
             Company refinanced the loan, releasing him of his obligations and the board of directors allowed him to keep the shares. As a result, the Company has recorded a receivable in the amount of the value of the stock issued, or $408,333, from Kearns. At December 31, 2002, the amount is fully allowed for due to uncertainty regarding collectibility.

             During February 2002, the Company issued 1,000 for building improvements on behalf of Wasatch Capital Corporation (Wasatch).
             The shares were valued at the market price on the date of issuance, or $15.00 per share and a receivable for $15,000 was recorded. At
             December 31, 2002, the amount is fully allowed for due to uncertainty regarding collectibility.

             During June 2002, the Company entered into a Settlement Agreement with Wichita Development (Wichita) and West Jordan Real Estate
             Holdings (WJREH), former majority owned subsidiaries. The agreement called for the Company to issue 45,502 shares of common stock to Wichita for payment of a note payable in the amount of $50,000 and for acceptance of a $18,254 receivable from WJREH which has a full allowance as of December 31, 2002 due to uncertainty regarding collectibility.

             During December 2002, the Company issued 16,667 shares of common stock to an unrelated party for $20,000 related to the exercise of stock options. The cash received was deposited into the bank account of the Company's former subsidiary, Hudson and the Company has recorded a receivable. At December 31, 2002, the amount is fully allowed for due to uncertainty regarding collectibility.

             During December 2002, the Company entered into a Settlement and Release Agreement with Nexia Holdings (Nexia) and subsidiaries of
             Nexia, Hudson Consulting (Hudson) and Wasatch. The agreement called for the Company to release and discharge Wasatch from its promissory note in the amount of $156,500 and release its deed of trust on a piece of real property, Hudson and Nexia to discharge the Company from any and all charges, claims and rights to all loans of funds that have been made by them to the Company.






                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

             On October 17, 2001, the Company entered into a Stock Purchase
             Agreement with Wichita Development, pursuant to which the Company sold to Wichita Development approximately 85.6% of the issued and outstanding shares of Kearns Development Corporation (Kearns), a Nevada corporation that owns real estate consisting of a fully rented office building located in Salt Lake County, Utah. The
             Company delivered 18,100,000 shares of Kearns common stock to Wichita Development in exchange for 80,000,000 shares of Wichita
             Development's common stock. As a result of the transaction, the Company became a holder of in excess of 80% of the stock of Wichita
             Development. This transaction caused Wichita Development to become a majority-owned subsidiary of the Company and Kearns to become a majority owned subsidiary of Wichita Development. At the time of this transaction, the Company, its subsidiaries and its officers and directors owned in excess of 50% of the outstanding shares of Wichita Development and Richard Surber was president of both the Company and Wichita Development.

NOTE 4 - FIXED ASSETS

             Fixed assets consist of the following at December 31, 2002:


                     Furniture and equipment                                                     $           1,279
                     Accumulated depreciation                                                                 (120)
                                                                                                 -----------------

                                                                                                 $           1,159
                                                                                                 =================

              For the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $5,237 and $190,724, respectively.

NOTE 5 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

             During February 2002, the Company entered into an Agreement with Nexia whereby it sold all of its assets to Nexia, including its investments in marketable securities. As a result of this transaction being between related parties, the investments were transferred at cost. As such, all unrealized gains (losses) were reversed. The Company recognized $28,566 in losses from sales of investments prior to February 15, 2002.

NOTE 6 - COMMON STOCK

             During 2001, the Company issued 17,599 shares of common stock for cash of $312,875.

             During 2001, the Company issued 4,656 shares of common stock for marketable securities valued at $104,760.

             During 2001, the Company issued 14,000 shares of common stock for an employment bonus valued at $218,400.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 6 -     COMMON STOCK (CONTINUED)

             During 2001, the Company issued 334 shares of common stock for services valued at $3,000.

             During 2002, the Company issued 23,333 shares of common stock for cash and deferred consulting in the amount of $77,000. The value of the shares has been deferred and amortized over the term of the underlying consulting agreement. Expense associated with the amortization amounted to $25,667 for the year ended December 31, 2002.

             During 2002, the Company issued 56,152 shares of common stock for consulting services rendered to both related and unrelated parties valued at $525,476.

             During 2002, the Company issued 1,000 shares of common stock for building improvements valued at $15,000 on behalf of its former subsidiary (see Note 3).

             During 2002, the Company issued 45,502 shares of common stock for debt to and a receivable from related parties (see Note 3) valued at $136,507.

             During 2002, the Company issued 43,830 shares of common stock for the exercise of stock options in the amount of $21,650 and subscriptions receivable totaling $135,000.

             During 2002, the Company issued 52,350 shares of common stock as collateral on a loan for a former subsidiary (see Note 3). The shares were valued at $408,333, which has been recorded as related party receivable at December 31, 2002.


NOTE 7 - SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

             The Company has authorized up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences.

             In August 2001, the Company filed a Certificate of Determination establishing the rights, powers and preference of Series A
             Redeemable Convertible Preferred Stock. The Series A Redeemable
             Convertible Preferred stock has liquidation rights of $5.00 per share and senior liquidation and preference rights over all other classes of common stock or other series of preferred stock, voting rights on a ten-for-one basis, dividend rights as and if declared by the Board of Directors and a 10 year conversion right of 10 shares of common for every one share of the Series A Redeemable
             Convertible Preferred stock at the option of the holder. In addition, the Company has the right to redeem these shares at any time at a rate of $2.00 per share plus a premium equal to the greater of $3.00 per share or an amount per share equal to 50% of the market capitalization of the Company on the date of notice of such redemption divided by 5,000,000.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 7 - SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

             During 2002, the Company's President and CEO paid consulting fees of $50,000 on behalf of the Company. Subsequently, the Company repaid him with $25,000, a promissory note in the amount of $20,000 and 1,000 shares of Series A Preferred Stock valued at $5.00 per share, or $5,000.

NOTE 8 - STOCK OPTIONS

             On February 4, 2002, the Board of Directors of the Company adopted the "2002 Employee Benefit Plan of Axia Group, Inc.," (the Plan) under which the Company may issue stock, or grant options to employees, consultants, advisors, or other individuals. The total number of shares as to which the Company may issue or grant options under this plan is one million (1,000,000). The plan expires on the earlier of the date that is five years from date the plan was adopted or the date on which the one millionth share is issued.

             On August 28, 2002, the Board of Directors of the Company approved an amendment to the "2002 Employee Benefit Plan of Axia Group,
             Inc." (the Plan) to increase the number of shares subject to be issued under the Plan from 1,000,000 to 6,000,000 shares.

             On April 17, 2002, the Company granted 17,500 stock options to employees for services rendered. These options were issued with exercise prices of $15.00, $22.50, and $30.00 per share and terms of one and two years, respectively. In September 2002, 10,833 of these options were canceled.

             On April 17, 2002, the Company granted 6,666 stock options to an outside consultant for services rendered. These options were issued with exercise prices of $15.00, $22.50, and $30.00 per share and a term of one year.

             On September 3, 2002, the Company granted 76,667 stock options to employees for services rendered. These options were issued with exercise prices of $3.33, $4.50 and $5.40 per share and terms of one year. In September 2002, 27,162 options were exercised and 33,334 options were canceled.

             On September 3, 2002, the Company granted 65,000 stock options to outside consultants for services rendered. These options were issued with an exercise prices of $4.50 per share and a term of one year. These options were canceled in September 2002.

             On September 18, 2002, the Company cancelled 667 options issued to an employee in 2001.

             On December 11, 2002, the Company granted 16,667 stock options to an outside consultant for services rendered. These options were issued with an exercise price of $1.20 per share and a term of one year. These options were exercised on December 11, 2002.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 8 - STOCK OPTIONS (CONTINUED)

             A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001 and changes during the years then ended is presented below:
                                                                 2002                             2001
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of
               year                                       11,818  $          30.15         13,385  $         31.03
              Granted                                    182,500              7.02            833             7.50
              Expired/Cancelled                         (117,500)             7.89         (2,400)           27.24
              Exercised                                  (43,829)             3.57              -                -
                                                   -------------  ----------------  -------------  ---------------
              Outstanding end of year                     32,989  $          16.77         11,818  $         30.15
                                                   =============  ================  =============  ===============

              Exercisable                                 32,989  $          16.77         11,818  $         30.15
                                                   =============  ================  =============  ===============

                                                         Outstanding                        Exercisable
                                      --------------------------------------------  ------------------------------
                                                        Weighted
                                         Number          Average       Weighted        Number          Weighted
                                       Outstanding Remaining            Average      Exercisable   Average
                      Range of        at Dec. 31,  Contractual         Exercise      at Dec. 31,       Exercise
                   Exercise Prices        2002            Life           Price          2002             Price
              ----------------------  -------------  -------------   -------------  -------------  ---------------
              $    3.30 - 22.50              18,837           0.76   $        5.70         18,837  $          5.70
                   29.06 - 30.00             13,833           2.70           29.35         13,833            29.35
                  66.00 - 180.00                318           3.89          125.71            318           125.71
                                      -------------  -------------   -------------  -------------  ---------------

              $    3.30 - 180.00             32,989           1.61   $       16.77         32,989  $         16.77
                                      =============  =============   =============  =============  ===============

              The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                                            For the Year
                                                                                                Ended
                                                                                          December 31, 2002
                                                                                    ------------------------------

             Risk free interest rate                                                                 1.53% - 3.47%
             Expected life                                                                             1 - 5 years
             Expected volatility                                                                 166.81% - 226.66%
             Dividend yield                                                                                  0.00%




                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 8 -     STOCK OPTIONS (CONTINUED)

             Of the 182,500 options issued, 159,167 were issued to employees or employee directors and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized.
             Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based
             Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                        For the Years Ended
                                                                                           December 31,
                                                                                ----------------------------------
                                                                                     2002               2001
                                                                                ---------------  -----------------
                                                                                                     (Restated)

             Net (loss) as reported                                             $(4,265,263)           $(3,150,062)
             Pro forma                                                           (4,463,283)            (3,325,492)
             Basic (loss) per share as reported                                 $    (16.97)               $(18.81)
             Pro forma                                                               (17.76)                (19.86)

NOTE 9-      TREASURY STOCK

             The Company accounts for its treasury stock at cost. During the year ended December 31, 2002 the Company purchased 4,933 shares of its common stock at a cost of $36,959 and cancelled 20,821 shares at a cost of $710,650. At December 31, 2002, there were 1,107 shares of common stock reflected as treasury stock with a cost basis of $3,202.

             During 2001, the Company acquired Wichita Development, which held
             25,045 common shares of Axia Group valued at cost basis of $476,483. These treasury shares are reflected as a reclassification of Company stock held by subsidiaries on the consolidated statement of stockholders' equity.

             Also during 2001, the Company purchased 2,270 shares of its own common stock for $14,298. This transaction is reflected as a purchase of treasury stock on the consolidated statement of stockholders' equity.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 10-COMMITMENTS AND CONTINGENCIES

             A legal action was filed in September 1993 against the Company seeking the cleanup of tires and potentially toxic paint drums at a plant in Canton, Illinois, then owned by a consolidated subsidiary of the Company. On September 28, 1995, the Illinois Environmental
             Protection Agency (IEPA) informed the Company it was rejecting the proposed plan of the Company for tire cleanup, and would send its own contractor to remove the remaining tires. The Company sought relief from this decision from the Circuit Court in Fulton County, Illinois. After a hearing on October 10, 1995, the Circuit Court denied any relief to the Company. Both the Company and the IEPA contractor removed tires. The State filed an action before the Illinois Pollution Control Board seeking to recover $326,154 as costs incurred to remove the tires and an equal amounts as punitive damages. An award for costs of $326,154 was entered against the Company. On August 25, 1999, the Company entered into an agreement whereby the award is to be paid in quarterly installments of $20,000 at an interest rate of 5.45%. At December 31, 2002, the Company had not made $160,000 of payments which were due. The unpaid balance at December 31, 2002 is $223,961.

             In January 2000 the United States Environmental Protection Agency forwarded to the Company and to Thistle Holdings Inc. letters informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental
             Response, Compensation and Liability Act of 1980 (CERCLA). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. The Company declined to involve itself in the clean-up process.

             In a letter dated February 15, 2002, the United States
             Environmental Protection Agency gave the company a "General Notice of Potential Liability for Soil Removal." The letter invites the Company to participate in the cost of providing site security, preparing and implementing a site health and safety plan, a site sampling plan, identifying the extent of contamination in the buildings and soils, prepare and implement a site re-mediation plan and required follow-up to those procedures. The notice indicates that the Company may be considered a responsible party as a former owner of the property located in Canton, Illinois under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The Company has responded that it does not believe that it has any liability for the proposed actions as it no longer owns the property and was not the owner at the time any such contaminants were introduced onto the property.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 10-COMMITMENTS AND CONTINGENCIES (CONTINUED)

             A legal action was filed in February 2003 against the Company by the Utah State Tax Commission seeking payment of a total of $33,114 in taxes, costs, and interest due to the State of Utah. Upon the acquisition of funds or other assets sufficient to retire the obligation management intends to resolve the claim with the state.
             The unpaid balance at December 31, 2002 is $34,680.

             During March 2002, the Company entered into a two year Investment
             Banking Agreement (Banking Agreement). The Banking Agreement called for the payment of a $50,000 retainer and $5,000 per month in exchange for merger and acquisition referrals. Subsequently, the Company terminated the agreement for failure to produce an acceptable referral lead and demanded the return of the $50,000. At
             December 31, 2002, no amounts have been received and the Company has fully allowed for the receivable.

             During September 2002, the Company entered into a one year
             Consulting Agreement (Agreement) for services in connection with identifying a potential merger or acquisition candidate. As part of the agreement, the Company issued 23,334 shares of its common stock for $700. The stock was valued at the market price on the date of issue, or $3.30 and the total value was recorded as deferred consulting expense as an offset to stockholders' equity. The un-amortized portion amounted to $51,333 at December 31, 2002.

NOTE 11-     DISCONTINUED OPERATIONS

             Effective December 10, 2002, the Company decided to distribute 100% of its ownership in Nexia Holdings, Inc. and Subsidiaries (Nexia) to its shareholders through a pro-rata distribution of Nexia shares. The distribution has been accounted for as a spin-off and all operations of Nexia have been reflected as discontinued operations.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 11-DISCONTINUED OPERATIONS (CONTINUED)

             The following is summary of the loss from discontinued operations:

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2002         2001
                                                                             ---------------   -------------------

             REVENUE

             Consulting revenue                                                  $     219,458    $        466,977
             Consulting revenue - related parties                                            -              94,038
             Rental revenue                                                            894,722             939,447
                                                                                    ----------        ------------

             Total Revenue                                                           1,114,180           1,500,462
                                                                                  ------------       -------------

             COST OF REVENUE

             Cost associated with consulting revenue                                   624,289             325,431
             Cost associated with rental revenue                                     1,204,148             820,632
             Interest expense associated with rental revenue                           382,129             490,372
                                                                                      --------        ------------

             Total Cost of Revenue                                                   2,210,566           1,636,435
                                                                                     ---------       -------------

             GROSS MARGIN (DEFICIT)                                                (1,096,386)           (135,973)
                                                                             -----------------          ----------

             EXPENSES

             Impairment of long-lived assets                                           258,788             562,859
             Impairment of marketable securities                                       593,148             745,105
             (Gain) loss on sale of marketable securities                             (40,044)             152,244
             Selling, general and administrative expense                             1,729,893             543,486
                                                                                     ---------        ------------

             Total Expenses                                                          2,541,785           2,003,694
                                                                             -----------------   -----------------

             LOSS FROM OPERATIONS                                            $     (3,638,171)  $      (2,139,667)
                                                                             -----------------   -----------------



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 11-     DISCONTINUED OPERATIONS (CONTINUED)

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2002         2001
                                                                             ---------------   -------------------
             OTHER INCOME (EXPENSE)

             Interest income                                                          $ 10,071  $           104,151
             Interest expense                                                                -             (76,849)
             Other (expense) income                                                     69,031             (12,918)
             Gain (loss) on disposal of assets                                           4,159              (6,000)
                                                                             -----------------    -----------------

             Total Other Income (Expense)                                               83,261                8,384
                                                                                        ------     ----------------

             LOSS BEFORE MINORITY INTEREST AND
             INCOME TAXES                                                          (3,554,910)          (2,131,283)

             MINORITY INTEREST                                                          90,449               81,225
                                                                                    ----------         ------------

             LOSS BEFORE INCOME TAXES                                              (3,464,461)          (2,050,058)
                                                                                                             ------

             PROVISION FOR INCOME TAXES                                                      -                    -
                                                                             -----------------    -----------------

             NET LOSS                                                              (3,464,461)          (2,050,058)

             OTHER COMPREHENSIVE INCOME

             Change in marketable securities                                           212,735              337,593
                                                                             -----------------    -----------------

             TOTAL COMPREHENSIVE LOSS                                        $     (3,251,726)   $      (1,712,465)
                                                                             =================    =================

             No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 12-NON CASH INVESTING AND FINANCING ACTIVITY

             Year Ended December 31, 2002

             During 2002, the Company issued stock and stock options to employees, related parties and consultants for services valued at $772,885.

             During 2002, a former majority owned subsidiary of the Company sold common stock for cash of $107,800.

             During 2002, the Company issued 45,502 shares of common stock and 1,000 shares of preferred stock for related party debt of $68,254 and $5,000, respectively.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 12-NON CASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

             Year Ended December 31, 2001

             Effective October 17, 2001, the Company acquired an approximate 85% interest in Wichita Development Corporation, an entity with common officers and directors, (see Note 2) in exchange for 100% of the common stock of Kearns Development Corporation. Assets and liabilities acquired consists of the following:

             Cash                                                                                         $188,280
             Notes receivables                                                                             146,724
             Prepaid expenses                                                                                  709
             Marketable securities - available for sale                                                    534,353
             Property, plant and equipment, net                                                            473,726
             Land                                                                                          100,000
             Accounts payable                                                                              (2,353)
             Accrued liabilities                                                                          (33,151)

             Notes payable                                                                               (273,926)
                                                                                                        ----------
             )

             Net assets received                                                                 $       1,134,362
                                                                                                 =================

             Because the transaction was between related parties, no gain was recorded in the statement of operations. The net equity of Wichita
             Development of $1,134,362 was recorded as a contribution to paid-in capital.

             At the time of acquisition, Wichita Development held 25,045 shares of the Company's common stock, valued at cost of $476,483, which was reclassified from marketable securities to treasury stock.

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

             On August 2, 2001, the Company divested its entire ownership of Nephi Development, Inc. (Nephi), formerly known as Cyber Lacrosse,
             Inc., which was 89% owned by the Company prior to divestiture.
             Consideration received and assets and liabilities divested consists of the following:

             Consideration (cash) received                                                       $             100
                                                                                                 -----------------

             Assets and liabilities divested:
                  Property, plant and equipment, net                                                      (89,294)
                  Land                                                                                   (100,000)

                  Accounts payable                                                                             200
                  Notes payable                                                                            171,907
                                                                                                 -----------------

                                                                                                           (17,187)


             Loss on sale of Nephi                                                                $        (17,087)
                                                                                                   ================



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 12-NON CASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

             On August 2, 2001, the Company divested its entire ownership of Taylor's Landing, Inc. (Taylor's), which was 91% owned by the Company prior to divestiture. Consideration received and assets and liabilities divested consists of the following:

             Consideration (cash) received                                                       $             100
                                                                                                 -----------------

             Assets and liabilities divested:
                  Property, plant and equipment, net                                                      (122,754)
                  Land                                                                                      (5,000)
                  Accounts payable                                                                              200
                  Notes payable                                                                             105,823
                                                                                                  -----------------

                                                                                                           (21,731)

             Loss on sale of Taylor's                                                            $         (21,631)
                                                                                                  =================


             During 2001, the Company issued 14,000 shares of its common stock valued at $218,400 as employment bonuses to two officers of the Company.

             During 2001, the Company issued 334 shares of its common stock value at $3,000 for services.

             During 2001, the Company impaired the Lafayette hotel held by Golden Opportunity Development, a former majority-owned subsidiary, by $462,859 of property, plant and equipment and $100,000 of land.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 13-RESTATEMENT OF 2001 FINANCIAL STATEMENTS

   The amounts  reflected in the statement of operations  stockholders'  deficit and  statement  of cash flows for the year ended  December  31, 2001 have been restated  to revise the  accounting  for  revenue  recognized  for  consulting services  performed in exchange for  marketable  securities and to correct the valuation of a marketable  security held at December 31, 2001.  For consulting
  services  performed  in  exchange  for  marketable  securities,   revenue  was
  previously  recognized when the consulting  services had been provided and the marketable  securities  had been  received,  where the  revenue  and  marketable securities  were  recorded at the  estimated  market  value of the  marketable security. The financial statements have been revised to recognize such revenue from consulting  services provided in exchange for marketable  securities only upon the sale of the marketable securities.  Until such sale occurs, the value of the marketable  securities  received as payment for consulting  services is reflected as deferred  revenue.  This change  resulted in deferred  revenue of approximately  $422,000 as of December 31, 2001,  an increase in  accummulated deficit at December 31, 2000 from  $8,390,715  to  $10,103,826  a reduction in revenues of approximately $94,000 and a reduction in net loss of approximately
  $1.2 million for the year ended  December 31, 2001.  The reduction in net loss was  primarily  a result of the change in  amounts  previously  recognized  as impairment  of  marketable  securities  and loss  from the sale of  marketable
  securities.   The   impairment  of  marketable   securities   was  reduced  by
  approximately  $605,000  and the  loss on sale of  marketable  securities  was reduced by approximately $798,000.  These reductions were due to the change in accounting  for  marketable  securities  received  as payment  for  consulting services. It should be noted that the majority of such amounts discussed above are included in the line item titled "Loss from  discontinued  operations"  in the  attached  financial  statements.  The table below  reflects the change in revenues, net loss, and net loss per share due to this restatement.

                          Year Ended December 31, 2001
                        (Restated) (Originally Reported)

             Revenues                       $        1,500,462          $              1,594,182
             Net loss                       $      (3,150,062)         $             (4,360,082)
             Net loss per share             $          (18.81)         $                 (26.04)

NOTE 14-SUBSEQUENT EVENTS

             During January 2003, due to the Company's spin-off of all of its operations, it reverted back to the development stage as it seeks a merger or acquisition with an operating entity.

             During March 2003, the Company entered into a Settlement Agreement related to a Consulting Agreement entered into September 2002, whereby the parties agreed to release each other from all claims for the return of 11,667 shares of the 23,334 shares of common stock issued.

             During May 2003, the Company issued 666,667 shares of its common stock to Hudson Consulting, a former subsidiary, for consulting services.



                                AXIA GROUP, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 14-SUBSEQUENT EVENTS (CONTINUED)

             During May 2003, the Company issued 333,334 shares of the Company's common stock to its President and CEO for services and debt.

             During May 2003, the Company issued 66,667 shares of the Company's common stock to an officer and director for services and debt.

             During May 2003, the board of directors authorized a 1-for-30 reverse stock split of the Company's common stock. All references to common stock have been retroactively restated to account for the stock-split.

             During May 2003, the Company entered into a one-year Consulting
             Agreement with Hudson Consulting, a former subsidiary. The agreement calls for the payment of $10,000 per month or hourly billings on a monthly basis, whichever is greater.

             During June 2003, the Company's President and CEO returned 52,351 shares of common stock received as collateral for a guarantee of a loan on behalf of its former subsidiary, Kearns Development. The shares were returned to treasury and will be cancelled.

             During July 2003, the Company entered into a Settlement Agreement related to a Investment Banking Agreement entered into March 2003, whereby the Company agreed to accept $15,000 and 40,000 shares of ISA Internationale, Inc. common stock in lieu of $50,000. However, no amounts have been received to date and the Company has continued to fully allow for the receivable.





                                       33




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

On March 28, 2003, the Company filed a Form 8K/A disclosing the dismissal of Tanner + Co. as the Company's independent auditors. (See Form 8-K/A filed March
28, 2003, and incorporated herein by reference.) That same filing disclosed that the Company had retained HJ & Associates, LLC as the new independent auditors for the Company.


                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                 Directors, Executive Officers and Control Persons


Name                             Age        Position(s)
Richard Surber                    30        President, Chief Executive Officer and Director
Gerald Einhorn                    63        Vice-President, Secretary and Director

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

He has been an officer and director of several public companies, including:
eLocity Networks Corp., an Internet company unrelated to Axia (president and director form June 1999 to April 10, 2000); Nexia Holdings, Inc., formerly a shell company which then acquired many of Axia's holdings in exchange for stock
(president and director from May 1999 to the present); Wichita Development
Corporation, owner of an office building in Wichita, Kansas (officer and director December 15, 1999 to present); and Golden Opportunity Development
Corporation ("GODC"), a former majority owned subsidiary of Axia, (president and director from September 1999 to December 19, 2001). GODC's operations (until
January 4, 2002), consisted of operating a 134 room motel in Baton Rouge, Louisiana. Mr. Surber is also the president and a director of several reporting and non-reporting shell companies. These shell companies intend to become fully reporting public companies.

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









Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Axia, Axia is not aware of any person who at any time during the fiscal year ended December 31, 2002 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of Axia, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

                                         Annual Compensation                              Long Term Compensation
                                                                                   Awards                       Payouts
                                                                          Restricted    Securities
Name and                                                 Other Annual       Stock       Underlying       LTIP        All Other
Principal Position   Year       Salary      Bonus        Compensation      Award(s)      Options        payouts    Compensation
                                 ($)         ($)             ($)             ($)         SARs(#)          ($)           ($)
Richard Surber,      2002         -           -               -               -             -              -             -
Chief Executive      2001       54,654        -               -           20,000 (1)   100,000 (2)         -             -
Officer              2000       57,809      27,000            -               -        100,000 (2)         -             -


(1)Richard Surber received 13,333 shares of common stock pursuant to an S-8 registration statement. These shares are considered restricted subject to the volume limitation for officers and directors.

(2)The stock options were awarded pursuant to Axia's stock option plan with 3,333 stock options exercisable at award on September 7, 2000 at $.9688 per share and the other 3,333 options vested for the exercise as of September 30, 2001.

Compensation of Directors

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of July 8, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) all directors, and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided. As of July 8, 2003, there were







1,434,893 shares of common stock issued and outstanding.



      Title of Class                  Name & Address of                 Amount and Nature of        Percent of class
      --------------                  -----------------                 --------------------        ----------------
                                      Beneficial Owner                  Beneficial Ownership
-------------------------- --------------------------------------- ------------------------------ ---------------------
       Common Stock               Wichita Development Corp.               70,547 Direct(1)                4.92%
    ($0.001) par value          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101
       Common Stock               Gerald Einhorn, Director                70,000 Direct(2)                4.88%
    ($0.001 par value)          268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101
       Common Stock             Hudson Consulting Group, Inc.
    ($0.001 par value)          268 West 400 South, Suite 300                666,667(1)                  46.46%
                                 Salt Lake City, Utah 84101
       Common Stock            Richard D. Surber, CEO/Director        382,029 Direct(1 & 2&3)            26.62%
    ($0.001) par value          268 West 400 South, Suite 300         1,120,350 Beneficial(1)          (1) 78.08%
                                 Salt Lake City, Utah 84101
       Common Stock          Directors and Executive Officers as           452,029 Direct                35.50%
    ($0.001) par value             a Group (2 individuals)            1,190,350 Beneficial(1)          (1) 82.96%
-------------------------- --------------------------------------- ------------------------------ ---------------------

(1) Wichita  Development and Hudson  Consulting Group, Inc. are subsidiaries of
Nexia Holdings, Inc. ("Nexia"). Mr. Surber as President of Nexia, may be deemed to indirectly control AXIA shares owned by Wichita Development Corporation, due to Nexia's ownership control of Wichita. Mr. Surber is the president and a director of Hudson Consulting Group, Inc.

(2) On January 23, 2002, AXIA's Board of Directors authorized the issuance of
52,350 restricted shares of common stock of AXIA to Mr. Surber as further collateral, resulting from a decline in the value of AXIA stock, for a loan that Mr. Surber guaranteed on behalf of a subsidiary of AXIA. Subsequently, of the total shares shown as directly held by Mr. Surber, 80,128 (5.58% of AXIA's total issued and outstanding) are held as collateral for that loan. These shares were subsequently granted outright to Mr. Surber on October 16, 2002 by AXIA's Board of Directors. On June 27, 2003, Mr. Surber agreed to return the 52,350 shares issued in January to the Company in return for the forgiveness of a $408,333 debt owed to AXIA by Kearns Development Corporation, a subsidiary of Nexia, that was incurred in relation to the issuance of these shares . On May 2, 2003, the Company issued Mr. Surber 333,334 shares of restricted common stock for services to the Company and to settle debts owed to him, on the same day the Company issued to Mr. Einhorn 66,667 shares of restricted common stock for services to the Company and to settle debts owed to Mr. Einhorn.

(3) On January 23, 2002, AXIA's Board of Directors also authorized the issuance of 6,667 shares of its common stock as a signing bonus for a 3-year employment agreement with Mr. Surber. The issuance of those shares has been deferred, pending finalization of the employment agreement. The shares are not included in the direct total.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions








On December 13, 2000, Axia entered into a Stock Pledge Agreement with Richard D.
Surber ("Surber"), whereby Axia obtained Surber's personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of Axia. In exchange, Axia issued 27,778
(post-split) shares of its common stock to Surber. The Agreement calls for Surber to return his shares to Axia at such time as he is released from personal liability for the loan. Surber has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to Brighton Bank. On January 23, 2002 the Company's Board of Directors authorized an additional 52,350 (post-split) shares of restricted common stock to be issued to Mr. Surber to act as additional collateral for the personal guarantee of this loan. This action was taken as a result of the short fall between the market value of the original shares issued as collateral and the outstanding loan balance resulting from a decline in the value of the Company's common stock. The additional shares are subject to the same terms and conditions as the earlier issuance. As mentioned above, these shares were subsequently granted outright to Mr. Surber on October 16, 2002 by AXIA's Board of Directors. On June 26, 2003 the Company, Mr. Surber and Kearns Development Corporation entered into an agreement whereby the 1,570,513 (52,350 post-reverse) shares issued to Mr.
Surber were returned to the Company and a debt in the sum of $408,333 of Kearns was forgiven by the Company.

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

During 2002, the Company's President and CEO paid consulting fees of $50,000 on behalf of the Company. Subsequently, the Company repaid him with $25,000 cash, a promissory note in the amount of $20,000 which was paid in full by December 31, 2002 and 1,000 shares of preferred stock valued at $5.00 per share, or $5,000.

During January 2002, the Company entered into a management agreement with a related party for the identification for purchase and management of a piece of real property in the State of Florida. The agreement called for the issuance of 5,000 shares of common stock for services related to seeking out a potential property and $1,500 per month or 5% of the gross receipts from monthly rents.
The Company did not purchase any property related to this agreement and expensed
$73,500 related to the issuance of the 5,000 shares of common stock.

During January 2002, the CEO and President of the Company received 52,350 shares of common stock as additional collateral for loans he personally guaranteed for the Company's former subsidiary, Kearns Development (Kearns). Later in 2002, the
Company refinanced the loan, releasing him of his obligations and the board of directors allowed him to keep the shares. As a result, the Company has recorded a receivable in the amount of the value of the stock issued, or $408,333, from Kearns.

During February 2002, the Company issued 1,000 shares of common stock for building improvements on behalf of Wasatch Capital Corporation (Wasatch). The shares were valued at the market price on the date of issuance, or $15.00 per share and a receivable for $15,000 was recorded.

During June 2002, the Company entered into a Settlement Agreement with Wichita
Development (Wichita) and West Jordan Real Estate Holdings (WJREH), former majority owned subsidiaries. The agreement called for the Company to issue
45,502 shares of common stock to Wichita for payment of a note payable in the amount of $50,000 and for acceptance of a $18,254 receivable.







During December 2002, the Company entered into a Settlement and Release
Agreement with Nexia Holdings (Nexia) and subsidiaries of Nexia, Hudson
Consulting (Hudson) and Wasatch. The agreement called for the Company to release and discharge Wasatch from its promissory note in the amount of $156,500 and release its deed of trust on a piece of real property, Hudson and Nexia to discharge the Company from any and all charges, claims and rights to all loans of funds that have been made by them to the Company.

During December 2002, the Company issued 16,667 shares of common stock to an unrelated party for $20,000 related to the exercise of stock options. The cash received was deposited into the bank account of the Company's former subsidiary, Hudson and the Company has recorded a receivable.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of
--------
Regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 1
KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed the following Form
--------------------
K reports during the period covered by this Form 10KSB

(1) On January 4th, 2002, Golden Opportunity Development Corporation, a former majority owned subsidiary of Axia, sold it's sole asset, a 134 unit motel in Baton Rouge, Louisiana (filed January 14th, 2002).

(2) On February 15th, 2002, Axia entered into a stock purchase agreement with Kelly's Coffee Group, Inc. (now known as Nexia Holdings, Inc.), whereby Axia's operations were reorganized in an acquisition of over eighty percent of Kelly's
Coffee Group, Inc.'s stock (filed February 27th, 2002 and amended on May 1,
2002).

(3) On May 1, 2002, the Company filed a form 8K/A which included pro-forma financial statements as required by regulations in conjunction wit the asset transfer and stock purchase of Nexia Holdings, Inc.

(4) On December 10, 2002, Axia filed a form 8K to report the distribution of 255,100,000 restricted shares of common stock in Nexia Holdings, Inc ("Nexia") effectively spinning Nexia off to its shareholders.

Subsequent to the end of the year the Company filed the following Form 8-K reports:

(5) On February 4, 2003, the Company filed a form 8K to report a dividend distribution to its shareholders of approximately 1,064,688 shares of common stock in Bottomline Home Loan.

(6) On March 28, 2003, the Company filed a Form 8K/A disclosing the dismissal of
Tanner + Co. as the Company's independent auditors. (See Form 8-K/A filed March
28, 2003, and incorporated herein by reference.) That same filing disclosed that the Company had retained HJ & Associates, LLC as the new independent auditors for the Company.

(7) On April 14, 2003, the Company filed a Form 8K amending the disclosures regarding the dismissal of Tanner + Co, as disclosed in the 8K/A filed on March 28, 2003.

(8) On May 19, 2003, the Company filed a Form 8K to disclose that effective May
19, 2003 the Company was conducting a reverse split of its common stock on a 1 for 30 basis. The Company also disclosed that it had executed a contract with Hudson Consulting Group, Inc. to provide consulting services to the Company.


                        ITEM 14. CONTROLS AND PROCEDURES

The Company's  president acts both as the Company's chief executive officer and
chief  financial   officer   ("Certifying   Officer")  and  is  responsible  for
establishing and maintaining disclosure controls and procedures for the Company.
The Certifying  Officer has concluded (based on his evaluation of these controls and  procedures  as of a date within 90 days of the filing of this  report) that the design and operation of the Company's disclosure controls and procedures (as defined  in Rule  13a-14(c)  under  the  Securities  Exchange  Act of 1934)  are effective.  No significant  changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the  evaluation,  including  any  corrective  actions with regard to slight  deficiencies and material  weaknesses.  Due to the Certifying  Officer's dual role as chief executive  officer and chief financial  officer,  the Company has no segregation of duties related to internal controls.


                                   SIGNATURES
             In accordance with Section 13 or 15(d) of the Exchange
             Act, the registrant caused this report to
             be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of July,
             2003.

                                   Axia Group,
             Inc.



/s/ Richard
D. Surber
----------------------------------------------------------------

 Richard D. Surber, President and Chief Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                           Date


/s/ Richard D. Surber   President, Chief Executive      23rd July 2003
--------------------------------------
Richard D. Surber       Officer and Director


/s/ Gerald Einhorn      Vice-President, Director        23rd July 2003
Gerald Einhorn














                                    EXHIBITS
EXHIBITS
EXHIBIT PAGE
NO.    NO. DESCRIPTION

2,10(i) * Stock  Purchase  Agreement  between Axi and Kelly's  Coffee Group,  Inc. (nka
        Nexia  Holdings,  Inc.),  where by Axia  reorganized  its  operations  through acquisition o a controlling interes in Kelly's Coffee Group, Inc., in exchange for a controlling  interest in much of Axia (incorporated  herein by reference from Axi s Form 8-K filed February 27, 2002).



3(i) * Articles  of  Incorporation  o Axia  (note  that  these  were  amended by the
        Articles of Merger  constituting  Exhibit 2 from Form 10-KSB for period ending
        December 31, 2000) (incorporated  herein by reference from Exhibit No. 3(i) to the Company's Form 10-KSB for th year ended December 31, 1993).



3(ii) *  Bylaws of Axia,  as amended  (incorporated  herein by reference  from Exhibit
        3(ii) of the Company' Form 10-KSB for the year ende December 31, 1995).



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



4 *     2000 Stock Option Plan (incorporated  herein by reference from Form S-8 filed
        September 19, 2000).



5, 23(b) *      Opinion and consent o Counsel  with respect to the legality of th issuance of securities being issued (incorporated herein by reference from Form S- 8 filed
                September 19, 2000).



16(i) * Engagement  letter from Tanner & Co.  date  October 2, 2001,  relating to its retention as Axia's  independent  auditors  (incorporated  herein by reference from Form 8-K filed October 9 2001).



16(ii) * Letter from  Mantyla  McReynold  resigning  as auditor of Axia  (incorporated herein by reference from Form 8-K filed September 17, 2001).



16(iii) * Letter from Mantyla  McReynolds  stating that it has reviewed the disclosures in the  Form  8-K  and  has no  objection  to the  statement  made  within  it
        (incorporated herein by reference from For 8-K filed September 17, 2001).



MATERIAL CONTRACTS









10(i)(f) * On January 4, 2002, Golden Opportunity  Development  Corporation  ("GODC"), a
        majority owned subsidiary of Axia Group,  Inc. ("Axia") sold its sole asset, a hotel in Louisiana, for $2,332,000 cash (incorporated herein by reference from
        Axia's filed For 8-K dated January 14, 2002).



10(i)(o) * Stock Purchase  Agreement  dated February 15, 2002 wit Nexia Group,  Inc. for acquisition of 82% of the common stock of Nexia in exchange for various assets and holdings in subsidiar corporations. (Incorporated by reference from Exhibi
        1 of Form 8K filed with the SEC on  February  27,  2002 and  amended on May 1,
        2002)



99.1 18 Certification Pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002








* Documents incorporated by reference from previous filings.
** Incorporated by reference from Axia's Form 10-KSB for the period ended December 31, 1999









          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                                   PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Surber., certify that:

             1. I have reviewed this annual Report on Form 10-KSB of Axia Group, Inc.;

              2. Based on my knowledge, this annual report does not
             contain any untrue statement of a
             material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

             3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) Evaluated the effectiveness of the registrant's
             disclosure controls and procedures
             as of a date within 90 days prior to the filing date of this annual report (the
             "Evaluation Date"); and

            (c) Presented in this annual report our conclusions abou
             the effectiveness of the
             disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have
             disclosed, based on our most recent
             evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) All significant deficiencies in the design or
             operation of internal controls which
             could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
             and

              (b) Any fraud, whether or not material, that involves
             management or other employees
             who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have
             indicated in this annual report
             whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July , 2003   /s/ Richard Surber
                    ----------------------------------------
              Richard Surber, Chief Executive and Financial Officer
             (principal financial and accounting
             officer)









Exhibit 99.1
                   CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350
                   AS ADOPTED PURSUANT TO TO 18 U.S.C. ss.1350
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Annual Report of Axia Group, Inc. on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange
  Commission on the date hereof, I Richard Surber, Chief Executive and Financial
  Officer of Axia Group, Inc. Certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

                   (1) the Form 10-KSB fully complies with the
                    requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(                  (2) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the
                   Company.


/s/ Richard Surber
Chief Executive and Financial Officer
23rd July , 2003




