Form 10QSB
period 2003-03-31
AXIA GROUP INC/UT
filed 2003-08-04
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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



                 268 West 400 South, Salt Lake City, Utah 84101
             -------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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


The number of outstanding shares of the issuer's common stock, $0.001 par value , as of July 17, 2003 was 1,382,541.

..
                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4

ITEM 3.  CONTROLS AND PROCEDURES .............................................6
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................6

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..............................6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

ITEM 5.  OTHER INFORMATION....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................7

SIGNATURES....................................................................9

INDEX TO EXHIBITS............................................................11


                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Axia" or the "Company" refers to Axia Group, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Audited balance sheets for Axia as of December 31, 2002, as well as unaudited, interim financial statements including balance sheets as of March 31, 2003 , and statements of operations, and statements of cash flows for the interim period of three months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F- 7 and are incorporated herein by this reference.

                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Balance Sheets..............................................................F-2

Statements of Operations....................................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

                 AXIA GROUP, INC. (A Development Stage Company)
                                 BALANCE SHEETS



                                                                           March 31,               December 31,
                                                                              2003                     2002
                                                                  ---- ------------------ ----- -------------------
ASSETS                                                                    (Unaudited)


   CURRENT ASSETS
      Cash                                                           $                  -     $                  95
      Related party notes receivable, net                                               -                         -
          Total Current Assets                                                          0                        95

    FIXED ASSETS, NET                                                               1,119                     1,159

    OTHER ASSETS
      Other receivables, net                                                            -                         -
      Other assets                                                                      -                        96
          Total Other Assets                                                            0                        96

TOTAL ASSETS                                                           $            1,119       $             1,350
                                                                  ==== ================== ===== ===================

    The accompanying notes are an integral part of these financial statements





                 AXIA GROUP, INC. (A Development Stage Company)
                           BALANCE SHEETS (Continued)



                                                                                     March 31,              December 31,
                                                                                        2003                    2002
                                                                             --- ------------------ ---- -------------------
LIABILITIES, REEDEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT                                           (Unaudited)

LIABILITIES
   Current Liabilities
      Accounts payable                                                         $             43,346     $             40,619
      Accrued liabilities                                                                    34,680                   34,680
      Accounts payable - related parties                                                     21,243                        -
      IEPA liability                                                                        226,937                  223,961
                                                                             --- ------------------ ---- -------------------
          Total Current Liabilities                                                         326,206                  299,260

SERIES A REDEEMABLE CONVERTIBLE PREFERRED                                                     5,000                    5,000
STOCK - $5.00 par value, 20,000,000 shares authorized,
                      1,000 shares issued and outstanding

STOCKHOLDERS' DEFICIT
      Common stock - 200,000,000 shares authorized at $0.001 par;                               380                      380
                                                   379,892 shares issued
      Additional paid in capital                                                         17,882,021               17,882,021
      Treasury stock - 1,107 shares at cost                                                  (3,202)                 (3,202)
      Deferred consulting expense                                                           (32,083)                (51,333)
      Subscription receivable                                                              (135,000)               (135,000)
      Accumulated deficit prior to the development stage                                (17,995,776)            (17,995,776)
      Accumulated deficit during the development stage                                      (46,427)                       -
TOTAL STOCKHOLDERS' DEFICIT                                                                (330,087)               (302,910)
                                                                             --- ------------------ ---- -------------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE                                        $             1,119   $               1,350
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

                                                                             === ================== ==== ===================

    The accompanying notes are an integral part of these financial statements






                 AXIA GROUP, INC. (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                          From Inception of
                                                                                                          Development Stage
                                                                         Three Months Ended                 on January 1,
                                                                                                             2003 through
                                                                                                            March 31, 2003
                                                                                                    ------------------------------
                                                                              March 31

                                                                                          2002
                                                                     2003
                                                                 -------------       --------------






Revenue                                                      $               -    $               - $                            -



Expenses
        General & Administrative Expense                                43,450              150,855                         43,450
                                                                 -------------       --------------         ----------------------
Total Expenses                                               $          43,450    $         150,855 $                       43,450
                                                                 -------------       --------------         ----------------------

Loss from Operations                                                  (43,450)            (150,855)                       (43,450)
                                                                 -------------       --------------         ----------------------

Other Income (Expense)
    Interest Expense                                                   (2,977)                    -                        (2,977)
                                                                 -------------       --------------         ----------------------
Total Other Income (Expense)                                           (2,977)                    0                        (2,977)

                                                                 -------------       --------------         ----------------------
Net loss before discontinued operations                               (46,427)            (150,855)                       (46,427)
                                                                 -------------       --------------         ----------------------

Discontinued operations                                                      -            (323,826)                              -
                                                                 -------------       --------------         ----------------------


Net Loss                                                              (46,427)            (474,681)                       (46,427)
                                                             $                    $                 $
                                                                 =============       ==============         ======================

Basic Loss Per Common Share
           Net loss before discontinued operations                      (0.12)               (0.84)
           Loss from discontinued operations                              0.00               (1.80)
                                                                 -------------       --------------
           Net loss per share                                $          (0.12)   $           (2.64)

                                                                 =============       ==============

    Weighted average common shares outstanding-basic and                                    180,000
    diluted                                                            378,785
                                                                 =============       ==============




    The accompanying notes are an integral part of these financial statements





                                AXIA GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                From Inception of
                                                                                                Development Stage
                                                                                                on January 1, 2003
                                                                   Three Months Ended                through
                                                                        March 31                  March 31, 2003
                                                                                                ------------------
                                                                    2003              2002
                                                                 --------           --------
Cash Flows From Operating Activities

    Net Income (Loss)                                      $     (46,427)     $    (474,681) $            (46,427)
    Adjustments to reconcile net income (loss) to net cash                                                       -
    provided (used):
       (Gain) Loss from discontinued operations                         -            323,826                     -
       Depreciation & amortization                                     40              1,358                    40
      Issued stock for services                                         -             80,000                     -
      Amortization of deferred Consulting                          19,250                  -                19,250
      Changes in operating assets and liabilities:
          Accounts & notes receivable                                   -              6,000                     -
          Other assets                                                 96                  -                    96
          Accounts  payable                                         2,727             93,440                 2,727
          Accrued liabilities                                       2,976                  -                 2,976
         Related party payable                                     21,243                  -                21,243
                                                            -------------      -------------    ------------------
    Net cash used in continuing operations                           (95)             29,943                  (95)
    Net cash used in discontinued operations                            -          (157,790)                     -
                                                            -------------      -------------    ------------------
Net Cash Used in Operating Activities
                                                                     (95)          (127,847)                  (95)
Activites

Cash Flows From Investing Activities
    Net cash used in continuing operations                              -                  -                     -
    Net cash provided by discontinued operations                        -            182,168                     -
                                                            -------------      -------------    ------------------
Net Cash Provided by Investing Activities                               0            182,168                     0

Cash Flows from Financing Activities
    Purchase of treasury stock                                          -           (18,716)                     -
    Payment of long-term debt                                           -            (5,000)                     -
                                                            -------------      -------------    ------------------
    Net cash used in continuing operations                              0           (23,716)                     0
    Net cash used in discontinuing operations                           -           (20,818)                     -
                                                            -------------      -------------    ------------------
Net Cash Provided (Used) by Financing Activities                        0           (44,534)                     0

Increase (Decrease) in Cash                                          (95)              9,787                  (95)

Cash at Beginning of Period                                            95            295,174                    95
                                                            -------------      -------------    ------------------

Cash at End of Period                                     $             0   $        304,961 $                   0
                                                            =============      =============    ==================

                     The accompanying notes are an integral part of these financial statements






                 AXIA GROUP, INC. (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2003 and December 31, 2003

NOTE 1 -                        BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.
Operating results for the three months ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -         GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2003 of $18,042,203, and has a working capital deficit of $326,206 at March 31, 2003 all of which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising capital through either a private placement or a Regulation S offering and/or acquiring a business or operations with sufficient revenues to support its operations. In the meantime, the Company will rely on short-term financing from its management and shareholders.

There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -         DISCONTINUED OPERATIONS

Effective December 10, 2002, the Company decided to distribute 100% of its ownership in Nexia Holdings, Inc. and Subsidiaries (Nexia) to its shareholders through a pro-rata distribution of Nexia shares. The distribution has been accounted for as a spin-off and all operations of Nexia have been reflected as discontinued operations in the 2002 financial statements.
















NOTE 3 -         DISCONTINUED OPERATIONS (CONTINUED)

 The following is a summary of the loss from discontinued operations:



                                            For the quarter ended
                                               March 31, 2002

Total Revenue                         $            397,583
Costs of Revenue                                   487,650
                                          -------------------------
Gross Profit                                      (90,067)
Total Operating Expenses                           102,356
                                          -------------------------
Operating Loss                                    (192,423)
Total Other Expenses                               191,462
                                          -------------------------
Loss before Minority Interest                     (383,885)
Minority Interest in Loss                          60,059
                                          -------------------------
Net Loss                                          (323,826)
                                          =========================


NOTE 4 -         MATERIAL EVENTS

Due to the Company's spin-off of all of its operations, it reverted back to the development stage, effective January 1, 2003, as it seeks a merger or acquisition with an operating entity.

During March 2003, the Company entered into a Settlement Agreement related to a Consulting Agreement entered into September 2002, whereby the parties agreed to release each other of all claims for the return of 11,667 shares of the 23,333 shares of common stock issued. The shares were received into treasury and canceled in May, 2003.

NOTE 5 -         SUBSEQUENT EVENTS

During May 2003, the Company issued 666,667 shares of its common stock to Hudson
Consulting, a former subsidiary, for consulting services.

During May 2003, the Company issued 333,333 shares of the Company's common stock to its President and CEO for services and debt.

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

During June 2003, the Company's President and CEO returned 52,351 shares of common stock received as collateral for  a  guarantee  of a  loan  on  behalf  of  its  former  subsidiary,  Kearns
Development. The shares were returned to treasury and cancelled.

During July 2003, the Company is in the process of negotiating a Settlement
Agreement related to an Investment Banking Agreement entered into March 2003, whereby the Company agreed to accept $15,000 and 40,000 shares of ISA
Internationale, Inc. common stock in lieu of $50,000. However, no amounts have been received to date and the Company has continued to fully allow for the receivable.


                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK







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

Axia was a holding company that operated in two primary areas of business:
acquiring, leasing and selling real estate; and, providing financial consulting services. This business was spun-off in December of 2002 and Axia has no current operations. In order to accurately reflect the spin-off, the financial statements above include the results from Axia's former business up to the time of the spin-off as discontinued operations in the 2002 income statement.

Capital Resources and Liquidity

Axia is a development stage company and has no meaningful capital resources.

Impact of Inflation

Axia believes that inflation has had a negligible effect on operations over the past three years.

Plan of Operations

Axia has no plans for the purchase of any plant or equipment.

As of January 1, 2003, the Company has reverted back to the development stage and currently has no employees. Axia has no current plans to make any changes in the number of employees and does not anticipate doing so until it acquires a business or an interest in an operation company.

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

                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK










ITEM 3  CONTROLS AND PROCEDURES

Axia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying
Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the first quarter of 2003, no material developments occurred regarding
Axia's legal proceedings. For more information please see Axia's Form 10-KSB for the year ended December 31, 2002.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

 On May 2, 2003 Axia's board of directors authorized three issuances of its restricted common stock: Hudson Consulting Group, Inc. received 666,667 shares of restricted common stock for services rendered in preparing Axia's 10-KSB reports as well as assistance in mergers and acquisitions for the Company pursuant to a consulting agreement. .

Richard Surber, president of the Company received 333,333 shares of restricted common stock for services rendered to the Company by Mr. Surber.

Gerald Einhorn, vice-president of the Company received 66,667 shares of restricted common stock for services rendered to the Company by Mr. Einhorn.

The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An information statement was furnished to all holders of the common stock of Axia Group, Inc., a Nevada Company ("Axia"), in connection with resolutions of the Board of Directors and the written consent of a holder of in excess of 50% of the common stock of Axia providing for the restatement of the Articles of Incorporation , which provides for specific authority for the Board of Directors of Axia to carry out forward and reverse splits of the stock of Axia without shareholder approval. This restatement of the





Articles of Incorporation was effected as a result of recent changes in the Nevada Revised Statutes which provide specific guidance with respect to the board's authority to effect reverse or forward splits of Axia's shares of common stock. The restatement of the Articles of Incorporation will provide the board of directors with the discretion to effectuate splits of Axia's shares of common stock.

ITEM 5.           OTHER INFORMATION

Consulting Agreement with Hudson Consulting, a related party

On May 2, 2003 the Company entered into an agreement with Hudson in which Hudson
Consulting would assist the Company in it's effecting the purchase of businesses and assets relative to its business and growth strategy, the preparation of reports and forms for filing with the SEC, including 8-Ks, annual and quarterly reports, replies and amendments to documents previously submitted to the SEC, advice concerning the acquisition of other operations or businesses, corporate governance issues and record maintenance, general business and financial issues consulting, and other services that may assist the Company in its plans and future The Company agrees to pay Consultant by issuing 666,667 (post-split) shares of restricted common stock, and a total of $10,000 in cash or the total amount of hourly billings reported by Consultant on a monthly basis, whichever is greater. Hudson's president and director is Richard Surber, the president and a director of the Company. Hudson was formerly a subsidiary of the Company.

30 to 1 Reverse Split

On May 19, 2003, subsequent to the end of the quarter, Axia effected a 1 for 30 reverse-split of its common stock, such that every current shareholder of Axia's common stock will hold 1 share for every 30 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. Axia since that date has been trading on the OTC Bulletin Board under the symbol"AXGR.OB" The number of authorized common shares will remain the same at two hundred million (200,000,000). The Board of Director effected the reverse split in compliance with Rule 10b-17 and applicable Nevada Revised statutes. All references made herein to the number of shares of common stock outstanding reflect this reverse split. See Schedule 14C for more information

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter
         -------------------
         for which this report is filed.

         (1) On February 4, 2003, the Company filed a form 8-K to disclose that with a record date of February 10, 2003, Axia Group, Inc.
                  ("Company") will distribute to its shareholders as of the date the Form SB-2 Registration Statement becomes effective shares of the common stock of Bottomline Home Loan, Inc., a Nevada
                  Corporation. The dividend distribution will be based upon a issued and outstanding number of shares of common stock totaling 10,646, 880. The distribution is estimated to include
                  1,064,688 shares of Bottomline's





                  common stock for distribution to Axia shareholders. All fractional shares will be rounded up to the next whole share.

         (2) On March 28, 2003, the Company filed a Form 8K/A disclosing the dismissal of Tanner + Co. as the Company's independent auditors. (See Form 8-K/A filed March 28, 2003, and incorporated herein by reference.) That same filing disclosed that the Company had retained HJ & Associates, LLC as the new independent auditors for the Company.

         (3)      On April 14, 2003, the Company filed a Form 8K amending the disclosures regarding the dismissal of Tanner + Co., in the 8K/A filed on March 28, 2003.

         (4) On May 19, 2003, the Company filed a Form 8K to disclose that effective May 19, 2003 the Company was conducting a reverse split of its common stock on a 1 for 30 basis. The Company also disclosed that it had executed a contract with Hudson
                  Consulting Group, Inc. to provide consulting services to the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 1st day of August 2003.


AXIA GROUP, INC.


/s/ Richard Surber
Richard D. Surber                             1st, August, 2003
President, Chief Executive Officer and Director







    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard Surber, certify that:

     1.  I have reviewed this quarterly Report on Form 10-QSB for Axia Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

     Date: August  1st, 2003



     /s/ Richard Surber
     -------------------------
     Richard Surber the President, CEO & CFO of Axia Group, Inc.






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

     3(iv)                 *        Restatement of the Articles of Incorporation for the Company, they will provide for specific authority for the Board of Directors of Axia to carry out forward and  reverse splits of all classes of Axia's common shares.
                                    (Incorporated herein by reference from a Form 14C filed on March 21,
                                    2003)

     Material Contracts

     10(i)                 12       Consulting Agreement between Axia Group, Inc and Hudson Consulting
                                    Group, Inc.

     99.1                  17       Certification Pursuant to 18 U.s.c.ss. 1350, as Adopted Pursuant to
                                    Section 906 of the Sarbanes-oxley Act of 2002

     * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.









                                  Exhibit 10(i)


                              CONSULTANT AGREEMENT

         THIS Consultant AGREEMENT ( the "Agreement") is made this 2nd day of May 2003, by and between Hudson Consulting Group, Inc., a Nevada corporation,
268 West 400 South, Salt Lake City, Utah 84101 ("Consultant") and Axia Group,
Inc., a Nevada corporation, 268 West 400 South, Salt Lake City, Utah 84101 (the
"Client").

         WHEREAS, Consultant and Consultants's Personnel (as defined below) have experience in advising corporate management, and in performing general administrative duties for publicly-held companies, including preparation of reports for filing with the Securities and Exchange Commission (SEC) and development stage investment ventures, mergers and acquisitions; and

         WHEREAS, the Client desires to retain Consultant to advise and assist the Client in its mergers and acquisitions efforts with the SEC.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Client and Consultant agree as follows:

     1.  Engagement

         The Client hereby retains Consultant, effective as of the date hereof ( the "Effective Date") and continuing until termination, as provided herein, to assist The Client in it's effecting the purchase of businesses and assets relative to its business and growth strategy, the preparation of reports and forms for filing with the SEC, including
         8-Ks, annual and quarterly reports, replies and amendments to documents previously submitted to the SEC, advice concerning the acquisition of other operations or businesses, corporate governance issues and record maintenance, general business and financial issues consulting, and other services that may assist The Client in its plans and future (the
         "Services"). The Services are to be provided on a "best efforts" basis directly and through Consultant's officers or others employed or retained and under the direction of Consultant ("Consultant's
         Personnel"); provided, however, that the Services shall expressly exclude all legal advice, accounting services or other services which require licenses or certification which Consultant may not have.

     2.  Term

         This Agreement shall have an initial term of twelve (12) months (the
         "Primary Term"), commencing with the Effective Date. Any notice to terminate given hereunder shall be in writing and shall be delivered at least thirty (30) days prior to the end of the Primary Term or any subsequent Extension Period.

     3.  Compensation

         The Client agrees to pay Consultant by issuing 20,000,000 shares of restricted common stock, and a total of $10,000 in cash or the total amount of hourly billings reported by Consultant on a monthly basis, whichever is greater. All services provided by Consultant to be billed at the usual hourly rates for services provided by Consultant and its employees as set forth in Exhibit "A" hereto and as subsequently amended.







     4.  Costs and Expenses

         All third party and out-of-pocket expenses incurred by Consultant in the performance of the Services or for the settlement of debts shall be paid by The Client, or Consultant shall be reimbursed if paid by Consultant on behalf of The Client, within ten (10) days of receipt of written notice by Consultant, provided that The Client must approve in advance all such expenses in excess of $100 per month.

     5.  Place of Services

         The Services provided by Consultant or Consultant's Personnel hereunder will be performed at Consultant's offices except as otherwise mutually agreed by Consultant and The Client.

     6.  Independent Contractor

         Consultant and Consultant's Personnel will act as an independent contractor in the performance of its duties under this Agreement.
         Accordingly, Consultant will be responsible for payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Consultant's Personnel, and any and all business license fees as may be required. This Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Consultant's Personnel and The
         Client. Neither Consultant nor Consultant's Personnel are authorized to enter into any agreements on behalf of The Client. The Client expressly retains the right to approve, in its sole discretion, each asset opportunity or business opportunity introduced by Consultant, and to make all final decisions with respect to effecting a transaction on any business opportunity.

     7.  Rejected Asset Opportunity or Business Opportunity

         If, during the Primary Term of this Agreement or any Extension Period, The Client elects not to proceed to acquire, participate or invest in any asset or business opportunity identified and/or selected by Consultant, notwithstanding the time and expense The Client may have incurred reviewing such transaction, such asset or business opportunity shall revert back to and become proprietary to Consultant, and Consultant shall be entitled to acquire or broker the sale or investment in such rejected asset or business opportunity for its own account, or submit such asset or business opportunity elsewhere. In such event, Consultant shall be entitled to any and all profits or fees resulting from Consultant's purchase, referral or placement of any such rejected asset or business opportunity, or The Client's subsequent purchase or financing with such asset or business opportunity in circumvention of Consultant.

     8.  No Agency Express or Implied

         This Agreement neither expressly nor impliedly creates a relationship of principal and agent between The Client and Consultant, or employee and employer as between Consultant's Personnel and The Client.





     9.  Termination

         The Client and Consultant may terminate this Agreement prior to the expiration of the Primary Term upon thirty (30) days written notice.

     10. Services Provided by Consultant

         The parties hereto agree and stipulate that the Services provided by Consultant will expressly exclude all legal advice, accounting services or other services which require licenses or certification for providing those services. Consultants employees in providing services to The
         Client have not agreed to and have not entered into a client relationship with The Client. No advice provided by Consultant is considered to be professional, legal or accounting advice to The
         Client. The Client is advised herein by Consultant to seek independent professional, legal and accounting advice of its own for all matters and decisions reached or to be taken by The Client.


     11. Miscellaneous

         (A) Subsequent Events. Consultant and The Client each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

         (B) Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

         (C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

         (D) Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

         (E) Assignment. Neither this Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other.

         (F) Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         (G) Governing Law. This Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, not withstanding any conflict-of-law provision to the contrary.

         (H) Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.






         (I) Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understan dings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

         (J) Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

         (K)      Counterparts.  A facsimile, telecopy, or other reproduction of this Agreement may be
                  ------------
                  executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen.  In this event, such execution and delivery shall be considered valid, binding and effective for all purposes.  At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         (L) Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

         The "Client"                                         "Consultant"
         Axia Group, Inc.                                     Hudson Consulting Group, Inc.
         A Nevada Corporation                                 A Nevada Corporation


         /s/ Gerald Einhorn
         By:                                                  By:      /s/ Richard Surber
                                                                 --------- ------- --------------
         Name: Gerald Einhorn                                 Name: Richard Surber
         Title: Vice-President                                Title:   President







              Exhibit A to Advisory Agreement with Axia Group, Inc.

     Method of Calculating Hourly Fees

     The fees for services provided by The Consultant will be based on the time expended by The Consultant's staff at the following hourly rates: Richard Surber
$300; Gerald Einhorn, $175; Michael Golightly, $175; Shane Stone, $120; Nathalie
Fuller, $100; Paul Crow, $80, other support staff, $75. Billing will be calculated on quarters of an hour, with invoices for services mailed monthly.
Payment policy is that all invoices are payable within seven (7) day of receipt unless other financial arrangements are agreed to by The Consultant.

     Assignment of work responsibilities will be based on The Consultant's sole judgment and decision, work division and assignments will be handled internally by The Consultant and under it's direction at all times. Mr. Surber as president of The Consultant should be consulted with regard to time frames, deadlines and requests for emergency or immediate needs, with respect to services that may be requested by the client.

     Additional services that may result in additional charges include but are not limited to, copy services, long distance telephone calls, travel and lodging expenses. All third party and out-of-pocket expenses incurred by The Consultant in the performance of the Services, provided for in the contract or for the settlement of debts shall be paid by The Client, or The Consultant shall be reimbursed if paid by The Consultant on behalf of The Client, within ten (10) days of receipt of written notice by The Consultant, provided that The Client must approve in advance all such expenses in excess of $500 per month.













                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Axia Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
Surber, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the
                  Securities Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the
                  financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Axia Group, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



                           /s/Richard Surber

                      Chief Executive and Financial Officer
                                   August, 1st 2003



