Form 10QSB
period 2003-06-30
AXIA GROUP INC/UT
filed 2003-08-27
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value , as of August 26, 2003 was 1,382,005.

..
                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................4

ITEM 3.  CONTROLS AND PROCEDURES ............................................5
                                                      PART II

ITEM 1.  LEGAL PROCEEDINGS...................................................5

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES.............................5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6

ITEM 5.  OTHER INFORMATION...................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURES..................................................................12

INDEX TO EXHIBITS...........................................................11

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Axia" or the "Company" refers to Axia Group, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Unaudited, interim financial statements including a balance sheet for Axia as of June 30, 2003, and statements of operations, and statements of cash flows for the interim periods of three and six months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                        PAGE

Balance Sheet............................................................F-2

Statements of Operations.................................................F-4

Statements of Cash Flows.................................................F-5

Notes to Financial Statements............................................F-7

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                June 30, 2003
                                      ----  ----------------------
ASSETS


   CURRENT ASSETS
      Cash                               $                       -
          Total Current Assets         ---  ----------------------

    FIXED ASSETS, NET                                        1,079
                                      ----  ----------------------

TOTAL ASSETS                           $    $                1,079
                                      ====  ======================

    The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Continued)
                                   (Unaudited)


                                                                                                June 30,
                                                                                                  2003
                                                                                    ----- ---------------------
LIABILITIES, REEDEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT

LIABILITIES
   Current Liabilities
      Accounts payable                                                                  $                47,586
      Accrued liabilities                                                                                34,680
      Accounts payable - related parties                                                                 42,643
      IEPA liability                                                                                    229,915
                                                                                    ----- ---------------------
          Total Current Liabilities                                                                     354,824
                                                                                    ----- ---------------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED                                                                 5,000
STOCK - $5.00 par value, 20,000,000 shares authorized,  1,000 shares issued and outstanding
                                                                                    ----- ---------------------

STOCKHOLDERS' DEFICIT
      Common stock - 200,000,000 shares authorized at $0.001 par; 1,382,005 shares issued                 1,382
      Additional paid in capital                                                                     18,502,519
      Treasury stock - 1,107 shares at cost                                                              (3,202)
      Subscription receivable                                                                          (135,000)
      Accumulated deficit prior to the development stage                                            (17,995,776)
      Accumulated deficit during the development stage                                                 (728,668)
                                                                                    ----- ---------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                            (358,745)
                                                                                    ----- ---------------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE                                               $                $1,079
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                                                                                    ===== =====================

    The accompanying notes are an integral part of these financial statements





                                AXIA GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                    From Inception
                                                                                                                    of Development
                                                                                                                       Stage on
                                                                                                                      January 1,
                                                                                                                     2003 through
                                                 Three Months Ended                    Six Months Ended              June 30, 2003
                                                                                                                -------------------
                                                      June 30                              June 30,
                                          --------------------------------      ------------------------------

                                                                  2002                                2002
                                              2003                                  2003
                                          -------------       ------------      ------------      ------------

Revenue                               $               -    $             -  $              -   $             -  $               -

Cost of Revenue                                       -                  -                 -                 -                  -

                                          -------------       ------------      ------------      ------------      -------------
 Gross Margin                                         -                  -                 -                 -                  -

                                          -------------       ------------      ------------      ------------      -------------
Expenses
    General & Administrative Expense            678,783            138,091           720,093           288,946            720,093
                                          -------------       ------------      ------------      ------------      -------------
Total Expenses                                  678,783            138,091           720,093           288,946            720,093
                                          -------------       ------------      ------------      ------------      -------------

Loss from Operations                          (678,783)          (138,091)         (720,093)         (288,946)          (720,093)
                                          -------------       ------------      ------------      ------------      -------------

Other Income (Expense)
    Interest Expense                            (3,458)                  -           (8,575)                 -            (8,575)
                                          -------------       ------------      ------------      ------------      -------------
Total Other Income (Expense)                    (3,458)                  -           (8,575)                 -            (8,575)

                                          -------------       ------------      ------------      ------------      -------------
Net loss before discontinued                  (682,241)          (138,091)         (728,668)         (288,946)          (728,668)
operations

Loss from discontinued operations                     -          (211,397)                 -         (535,223)                  -
                                          -------------       ------------      ------------      ------------      -------------


Net Loss                                      (682,241)          (349,488)         (728,668)         (824,169)          (728,668)
                                      $                    $                $                   $               $
                                          =============       ============      ============      ============      =============

Basic Loss Per Common Share
           Net loss before            $          (0.65)  $          (0.77)  $         (1.02) $          (1.61)
    discontinued operations
           Loss from discontinued                  0.00             (1.17)              0.00            (2.97)
    operations
                                          -------------       ------------      ------------      ------------
           Net loss per share         $          (0.65)   $         (1.94)  $         (1.02)  $         (4.58)
                                          =============       ============      ============      ============



    Weighted average common
    shares outstanding-basic and              1,049,022            180,000           716,305           180,000
    diluted
                                          =============       ============      ============      ============



    The accompanying notes are an integral part of these financial statements





                                AXIA GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 From Inception of
                                                                                                Development Stage on
                                                                    Six Months Ended              January 1, 2003
                                                                        June 30                       through
                                                                                                   June 30, 2003
                                                            --------------------------------    --------------------
                                                                    2003             2002
    ---------------------------------------------------     -------------       --------------------
Cash Flows From Operating Activities
    ---------------------------------------------------
    Net Loss                                               $    (728,668)     $    (824,169) $             (728,668)
    Adjustments to reconcile net loss to net cash provided                                                         -
    (used):
       Loss from discontinued operations                                -            535,223                       -
       Services rendered in lieu of payment for related party
       receivable                                                  20,000                                     20,000

       Depreciation and amortization                                   80              5,603                      80
      Issued stock for services                                   640,000            240,000                 640,000
      Amortization of deferred Consulting                          12,833             35,000                  12,833
      Changes in operating assets and liabilities:
          Accounts and notes receivable                                 -             13,705                       -
          Other assets                                                 96                  -                      96
          Accounts  payable                                         6,967             77,915                   6,967
          Accrued liabilities                                       5,954           (30,000)                   5,954
         Related party payable                                     42,643             38,726                  42,643
                                                            -------------      -------------    --------------------
    Net cash used in continuing operations                           (95)             92,003                    (95)
    Net cash used in discontinued operations                            -          (509,554)                       -
                                                            -------------      -------------    --------------------
Net Cash Used in Operating Activities
                                                                     (95)          (417,551)                    (95)
Activites
                                                            -------------      -------------    --------------------

Cash Flows From Investing Activities
    Purchase of property and equipment                                  -            (1,279)                       -
                                                            -------------      -------------    --------------------
    Net cash used in continuing operations                              -            (1,279)                       -
    Net cash provided by discontinued operations                        -            282,911                       -
                                                            -------------      -------------    --------------------
Net Cash Used in Investing Activities                                   -            281,632                       -
                                                            -------------      -------------    --------------------

Cash Flows from Financing Activities
    Purchase of treasury stock                                          -           (31,996)                       -
    Payment of long-term debt                                           -           (10,000)                       -
                                                            -------------      -------------    --------------------
    Net cash used in continuing operations                              -           (41,996)                       -
    Net cash provided by discontinuing operations                       -            351,044                       -
                                                            -------------      -------------    --------------------
Net Cash Provided (Used) by Financing Activities                        -            309,048                       -
                                                            -------------      -------------    --------------------

Increase (Decrease) in Cash                                          (95)            173,129                    (95)

Cash at Beginning of Period                                            95            295,134                      95
                                                            -------------      -------------    --------------------

Cash at End of Period                                     $             -   $        468,263 $                     -
                                                            =============      =============    ====================

    The accompanying notes are an integral part of these financial statements










                                AXIA GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                                 From Inception of
                                                                                                Development Stage on
                                                                                                  January 1, 2003
                                                                    Six Months Ended                  through
                                                                        June 30                    June 30, 2003
                                                            --------------------------------    --------------------
                           2003                                 2002
    ---------------------------------------------------     -------------                       --------------------
Supplemental Cash Flow Information
    ---------------------------------------------------
    Cash Paid for:
        Interest                                           $            -     $            -   $                   -
        Income taxes                                       $            -     $        5,000   $                   -
    Non-Cash Financing Activities:
         Cancellation of common stock for related party    $    (408,332)     $            -   $           (408,332)
          receivable
        Cancellation of common stock for deferred          $     (38,500)     $            -   $            (38,500)
         consulting fees
        Contributed capital from related party on recovery $      428,332     $            -   $             428,332
            of bad debt


    The accompanying notes are an integral part of these financial statements





                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 1 -                        BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.
Operating results for the three and six months ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -         GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2003 of $18,724,444, and has a working capital deficit of $354,824 at June 30, 2003 all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

















                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 3 -         DISCONTINUED OPERATIONS (CONTINUED)

 The following is a summary of the loss from discontinued operations:



                                            For the six months ended
                                                 June 30, 2002
                                          ----------------------------
Total Revenue                         $             626,568
Costs of Revenue                                    774,489
                                          ----------------------------
Gross Margin                                       (147,921)
Total Operating Expenses                            217,414
                                          ----------------------------
Operating Loss                                     (365,335)
Total Other Income (Expenses)                      (255,742)
                                          ----------------------------
Loss before Minority Interest                      (621,077)
Minority Interest in Loss                            85,854
                                          ----------------------------
Net Loss                              $            (535,223)
                                          ============================


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

During May 2003, the Company issued 666,667 shares of its common stock to Hudson
Consulting Group, Inc.,, a former subsidiary and a related party, for consulting services.

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

During May 2003, the Company entered into a one-year Consulting Agreement with Hudson Consulting, a former subsidiary. The agreement calls for the issuance of 666,667 and payment of $10,000 per month or hourly billings on a monthly basis, whichever is greater. The Company recorded $20,000 in consulting expense and offset $20,000 in a related party






                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

receivable from Hudson during the period.

During June 2003, the Company's President and CEO returned 52,351 shares of common stock received as collateral for a guarantee of a loan on behalf of its former subsidiary, Kearns Development. The shares were returned to treasury and cancelled, and the Company forgave its receivable from Kearns Development.

NOTE 5   -             STOCK OPTIONS

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

On April 17, 2002, the Company granted 17,500 stock options to employees for services rendered. These options were issued with exercise prices of $15.00, $22.50, and $30.00 per share and terms of one and two years, respectively. In
September 2002, 10,834 of these options were canceled.

On April 17, 2002, the Company granted 6,667 stock options to an outside consultant for services rendered. These options were issued with exercise prices of $15.00, $22.50, and $30.00 per share and a term of one year. These options expired in March 2003.

On September 3, 2002, the Company granted 76,667 stock options to employees for services rendered. These options were issued with exercise prices of $3.33, $4.50 and $5.40 per share and terms of one year. In September 2002, 27,163 options were exercised and 33,334 options were canceled.

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














                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 5 - STOCK OPTIONS (CONTINUED)

A summary of the status of the Company's outstanding stock options as of June
30, 2003 and 2002 and changes during the periods then ended is presented below:



                                                              2003                                 2002
                                                --------------------------------     ---------------------------------
Outstanding, beginning of period                      32,989    $          16.77            11,818     $         30.15
Granted                                                    -                     -          24,167               25.99
Expired/Cancelled                                    (6,667)               26.25                 -                   -
Exercised                                                  -                   -                 -                   -
                                                ------------       -------------     -------------       -------------
Outstanding, end of period (unaudited)                26,322    $          14.37            35,985     $         27.35
                                                ============       =============     =============       =============
Exercisable (unaudited)                               26,322    $          14.37            35,182     $         27.41
                                                ============       =============     =============       =============


                                              Outstanding                                         Exercisable
                       ---------------------------------------------------------   -----------------------------------
                                                Weighted
                            Number              Average              Weighted          Number               Weighted
                         Outstanding           Remaining              Average        Exercisable             Average
      Range of           at June 30,          Contractual            Exercise        at June 30,            Exercise
   Exercise Prices           2003                 Life                 Price            2003                  Price
    $ 3.30 - 7.50                16,337                 0.76    $           3.51            16,337    $           3.51
        29.06                     9,667                 2.70               29.06             9,667               29.06
   66.00 - 180.00                   318                 3.89              125.79               318              125.79
                       ----------------     ----------------       -------------   ---------------       -------------
   $ 3.30 - 180.00               26,322                 1.61    $          14.37            26,322    $          14.37
                       ================     ================       =============   ===============       =============


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




                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 5 -     STOCK OPTIONS (CONTINUED)

Of the 182,500 options granted during 2002, 159,167 were granted to employees or employee directors and were accounted for under APB 25, "Accounting for Stock
Issued to Employees." All of these shares were granted either at or above the market price of the Company's common stock on the date of grant and no compensation expense was recognized. Had compensation cost for the grant of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based
Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                  For the Six Months Ended
                                                          June 30,
                                          ----------------------------------------

                                                 2003                    2002
                                             (Unaudited)              (Unaudited)
                                          ------------------      ----------------
Net (loss) as reported                  $          (728,668)    $        (804,028)

Pro forma                                          (728,668)             (890,546)

Basic (loss) per share as reported      $             (1.02)    $           (4.47)

Pro forma                                             (1.02)                (4.95)


NOTE 6 -         SUBSEQUENT EVENTS

During July 2003, the Company is in the process of negotiating a Settlement
Agreement related to an Investment Banking Agreement entered into March 2003, whereby the Company agreed to accept $15,000 and 40,000 shares of ISA
Internationale, Inc. common stock in lieu of $50,000. However, no amounts have been received to date and the Company has continued to fully allow for the receivable.

Also during July 2003, the Company entered into a Stock Purchase Agreement with
First Colonial Trust (Colonial), whereby Colonial agrees to purchase up to 5,000,000 shares of restricted common stock of the Company at a purchase price of 30% of the bid price per share on the day that the Company receives payment for the specific number of shares purchased to be reflected in written buy orders sent to the Company. These shares will be exempt from registration under Regulation S of the Securities Act of 1933.







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

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

During the first six months of 2003, no material developments occurred regarding
Axia's legal proceedings. For more information, please see Axia's Form 10-KSB for the year ended December 31, 2002.

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

30 to 1 Reverse Split

On May 19, 2003, subsequent to the end of the quarter, Axia effected a 1 for 30 reverse-split of its common stock, such that every current shareholder of Axia's common stock will hold 1 share for every 30 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. Axia since that date has been trading on the OTC Bulletin Board under the symbol"AXGR.OB" The number of authorized common shares will remain the same at two hundred million (200,000,000). The Board of Director effected the reverse split in compliance with Rule 10b-17 and applicable Nevada Revised statutes. All references made herein to the number of shares of common stock outstanding reflect this reverse split. See Schedule 14C for more information.

Offshore Stock Purchase Agreement

On July 9, 2003, Axia. entered into an Offshore Stock Purchase Agreement (the
"Agreement") with First Colonial Trust, a British Virgin Islands corporation
(Colonial). Pursuant to the Agreement Colonial has the right to purchase up to 5,000,000 shares of Axia common stock pursuant to Regulation S of the Securities
Act of 1933 at a purchase price equivalent to 30% of the bid price per share on the day that Axia receives payment from Colonial for the specified number of shares to be reflected in written buy orders sent to Axia.

The Agreement calls for Axia to deliver a certificate in the amount of 5,000,000 shares of its restricted common stock (Certificate) to a designated escrow agent within 14 days of the day the Agreement was executed. Colonial will only be deemed to have voting control or the power to dispose of that portion of the shares of common stock that will be released at the direction of Colonial upon payment being rendered in U.S. dollars to Axia or a designated third party escrow agent. It is anticipated that subsequent to the delivery of the Certificate representing such shares, Colonial will begin drawing against the Certificate at Colonial's discretion, excepting that at no time will Colonial have direct or indirect beneficial ownership of more than 9.9% of the total issued and outstanding shares of Axia. Colonial may at its option resell the shares to its clients in compliance with Regulation S or hold such shares for their own account.

In the event Colonial acts as a selling agent with respect to reselling the Axia shares, Colonial is responsible for disclosing any mark ups, commissions or other consideration Colonial or its representatives receives directly or indirectly as a result of reselling the Axia shares.

In any event, Axia will only receive 30% of the proceeds from any such resales of up to 5,000,000 shares based upon the bid price on the day of such sale. As of the date of this filing, Axia's best bid price was $0.30. The bid price of Axia is subject to change based upon market fluctuations. Accordingly, the net dollar amount Axia receives could fluctuate significantly if the market price of Axia's common stock rises or falls substantially.

Select Representations Made by Colonial

Under the terms of the Agreement Colonial has represented the following:

         Federal and State Securities Laws. Colonial knows and understands the laws passed by the Federal Governments of the countries wherein they will resell the shares issued to Colonial under this agreement and the accompanying rules and regulations promulgated by the Securities and Exchange Commissions of those countries and the corresponding laws passed by the different counties and states' Securities divisions wherein Colonial conducts its business. Colonial expressly warrants and represents to Axia that at all times during the term of this agreement that they shall abide by all Federal, County and State securities laws, rules and regulations of the United States of America or any other country wherein Colonial conducts its business. Further, Colonial agrees and warrants that it shall in no manner compromise Axia by the violation of any such laws, rules or regulations. Colonial understands that Axia will abide by the securities laws and that Axia expects
         Colonial to abide by the securities laws. If Colonial fails to abide by any such law, this agreement shall immediately be terminated and Axia shall no longer be bound by the terms hereof.

         Representations to Colonial's Clients. Colonial agrees that all representations made by it, its sales agents, brokers, dealers, customer service representatives or any other agent of Colonial who solicits the purchase of these securities by an investor shall be complete and accurate and shall contain only the information that is available to the market places. Colonial shall not disseminate any information to its clients that is not completely accurate and factual.
         If Colonial becomes aware that any of its sales representatives are disseminating information that is not completely accurate, Colonial shall take all necessary steps to prevent further dissemination of the information and shall take all necessary steps to correct the information with the investors to whom the information has been passed.

General Overview of Regulation S

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities
Act of 1933, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the
"issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates who are not officers or directors, and persons acting on behalf of any of the foregoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United
States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

Axia has complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, ensuring that each person is a non-U.S. person with address in a foreign country and having each person make representation to Axia certifying that he or she is not a U.S.
person and is not acquiring the Securities for the account or benefit of a U.S.
person other than persons who purchased Securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the Securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of the Regulation.

Legend

Axia's transfer agent has been advised to place the following legend on each certificate representing shares of Axia being sold in conjunction with the
Agreement:

These securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act, applicable state securities laws, pursuant to registration or exemption therefrom.
Investors should be aware that they will be required to bear the financial risks of this investment for an indefinite period of time. All offers and sales of the herein-described securities by non-U.S. persons before the expiration of a period commencing on the date of the closing of this offering and ending one year thereafter shall only be made in compliance with Regulation S, pursuant to registration under the Act, or pursuant to an exemption from registration, and all offers and sales after the expiration of the one-year period shall be made only pursuant to registration or an exemption from registration. Hedging transactions involving these securities may not be conducted unless in compliance with the Act.






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

Risks of Penny Stock.
Axia's common stock (OTC BB: AXGR) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years.
There has been a limited public market for our common stock during the last five years. There is no assurance that the current price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

         (1)      On April 14, 2003, the Company filed a Form 8K amending the disclosures regarding the dismissal of Tanner + Co., in the 8K/A filed on March 28, 2003.

         (2) On May 19, 2003, the Company filed a Form 8K to disclose that effective May 19, 2003 the Company was conducting a reverse split of its common stock on a 1 for 30 basis. The Company also disclosed that it had executed a contract with Hudson
                  Consulting Group, Inc. to provide consulting services to the Company.






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

Material Contracts

10(i)             15       Consulting Agreement between Axia Group, Inc and Hudson Consulting Group,
                           Inc.

10(ii)            22       Offshore Stock Purchase Agreement entered into 9th day of July, 2003, by and between Axia Group, Inc., a Nevada corporation  and First Colonial
                           Trust , a British Virgin Islands corporation.

31(i)             13       Certification of Chief Executive Officer and Chief Financial Officer

32(ii)            14       Certification of Chief Executive Officer and Chief Financial Officer

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.







                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 26th day of August 2003.


AXIA GROUP, INC.


/s/ Richard Surber
Richard D. Surber                                          August 26, 2003
President, Chief Executive Officer and
Director






                                  EXHIBIT 31(i)
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Richard Surber, certify that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant"s internal control over financial reporting that occurred during the registrant"s most recent fiscal quarter (the registrant"s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant"s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant"s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal control over financial reporting. Date: August 26, 2003

 /s/ Richard Surber
 Richard Surber

Chief Executive Officer and Chief Financial Officer






                                  Exhibit 32(i)
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, Richard Surber, Chief Executive Officer and Chief Financial Officer of Axia Group, Inc., (the
"Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the ""Report""), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

DATED: August 26, 2003

/s/ Richard Surber
Richard Surber
Chief Executive Officer and
Chief Financial Officer







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

         WHEREAS, Consultant and Consultants's Personnel (as defined below) have experience in advising corporate management, and in performing general administrative duties for publicly- held companies, including preparation of reports for filing with the Securities and Exchange Commission (SEC) and development stage investment ventures, mergers and acquisitions; and

         WHEREAS, the Client desires to retain Consultant to advise and assist the Client in its mergers and acquisitions efforts with the SEC.

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

         (D)      Waiver.  Any failure of any party to this Agreement to comply with any of its
                  ------
                  obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.  The failure of any party to this
                  Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision.  No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.





         (E) Assignment. Neither this Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other.

         (F) Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         (G) Governing Law. This Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

         (H) Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

         (I) Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

         (J) Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

         (K)      Counterparts.  A facsimile, telecopy, or other reproduction of this Agreement may
                  ------------
                  be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen.  In this event, such execution and delivery shall be considered valid, binding and effective for all purposes.  At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

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

Additional services that may result in additional charges include but are not limited to, copy services, long distance telephone calls, travel and lodging expenses. All third party and out-of- pocket expenses incurred by The Consultant in the performance of the Services, provided for in the contract or for the settlement of debts shall be paid by The Client, or The Consultant shall be reimbursed if paid by The Consultant on behalf of The Client, within ten (10) days of receipt of written notice by The Consultant, provided that The Client must approve in advance all such expenses in excess of $500 per month.













                                 EXHIBIT 10(ii)

These securities have not been registered with the United States Securities and Exchange Commission or the securities commission of any state because they are believed to be exempt from registration under ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Act"). The foregoing authorities have not confirmed the accuracy or determined the adequacy of this document. Any representation to the contrary is a criminal offense. This subscription agreement shall not constitute an offer to sell nor a solicitation of an offer to buy the securities in any jurisdiction in which such offer or solicitation would be unlawful.

These securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act, applicable state securities laws, pursuant to registration or exemption therefrom.
Investors should be aware that they will be required to bear the financial risks of this investment for an indefinite period of time. All offers and sales of the herein-described securities by non-U.S. persons before the expiration of a period commencing on the date of the closing of this offering and ending one year thereafter shall only be made in compliance with Regulation S, pursuant to registration under the Act, or pursuant to an exemption from registration, and all offers and sales after the expiration of the one-year period shall be made only pursuant to registration or an exemption from registration. Hedging transactions involving these securities may not be conducted unless in compliance with the Act.


                        OFFSHORE STOCK PURCHASE AGREEMENT

         This Offshore Stock Purchase Agreement (the "Agreement") is entered into this 9th day of July, 2003 (the "Effective Date"), by and between Axia
Group, Inc., a Nevada corporation ("AXGR") and First Colonial Trust
("Colonial"), a British Virgin Islands corporation.

WHEREAS, Colonial desires to purchase up to Five Million (5,000,000) shares of restricted common stock of AXGR (the "Shares"); and

WHEREAS, AXGR agrees to deliver the Shares for the Consideration (as defined below) to be paid by Colonial, subject to the terms and conditions set forth below.

NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:






1. Purchase and Sale. On the basis of the representations and warranties herein contained, subject to the terms and conditions set forth herein, Colonial hereby agrees to purchase the Shares at a purchase price of 30% of the Bid price per share on the day that AXGR receives payment from Colonial for the specific number of shares purchased to be reflected in written buy orders sent to AXGR or its designee
         ("Consideration"), and AXGR hereby agrees to sell the Shares to Colonial for such Consideration.

2. Closing. The closing of the purchase and sale contemplated by this Agreement (the "Closing") shall occur upon the transfer of the Consideration to the AXGR Escrow Account specified by AXGR (the "Escrow
         Account"). AXGR shall deliver the Shares to Colonial by physically delivering certificates representing the shares to the Escrow Agent, within 14 days of the signing of this agreement by the parties hereto.

         A.       Transactions and Document Exchange at Closing.  Prior to or at the Closing, the
                  following transactions shall occur and documents shall be exchanged, all of which shall be deemed to occur simultaneously: (1) by Colonial : Colonial shall deliver,
                                                               -- --------
                  or cause to be delivered, to AXGR  : (a) the balance of the Consideration (if any);
                  and (b) such other documents, including a signed Subscription Agreement, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this
                  Agreement, or as otherwise may be reasonably requested by AXGR in furtherance of the intent of this Agreement; (2) by AXGR : AXGR  shall deliver , or cause the
                                                       -- ----
                  following to be delivered, to Colonial: (a) the Shares; and (b) such other documents, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this
                  Agreement, or as otherwise may be reasonably requested by Colonial in furtherance of the intent of this Agreement.

         B.       Post -Closing Documents.  From time to time after the Closing, upon the reasonable request of any party, the party to whom the request is made shall deliver such other and further documents, instruments, and/or certificates as may be necessary to more fully vest in the requesting party the Consideration or the
                  Shares as provided for in this Agreement, or to enable the requesting party to obtain the rights and benefits contemplated by this Agreement.

         C.       Payment. Colonial will ensure that all payments are promptly forwarded to the
                  Escrow Account.  AXGR  will supply Colonial with the Escrow Account's banking co-ordinates within 7 days of the authorization of this agreement.





3. Any Resale Shall Be Made Pursuant to Rule 904 of Regulation S. Colonial and AXGR both understand and agree that the repurchase and/or resale of the shares provided for herein shall only be made pursuant to the provisions of Rule 904 under Regulation S of the Securities Act of 1933
         ("Regulation S")

         A.       Colonial shall not offer or sell any of the shares except in an off-shore transaction, with no directed selling efforts in the United States by Colonial or by any person acting in Colonial's behalf; and

         B.       Neither Colonial nor any of its agents or affiliates acting on its behalf shall knowingly sell to a U.S. person, as defined in Regulation S.

         C.       If Colonial or any person acting on its behalf knows that a purchaser is a
                  Distributor, as defined in Regulation S, or is a person receiving a selling concession, fee or other remuneration in respect of the shares sold Colonial or any person acting on its behalf shall send to the purchaser a confirmation or other notice stating that the shares may be offered and sold during the distribution compliance period only in accordance with the provisions of Regulation S, pursuant to registration of the shares, or pursuant to an available exemption from registration requirements.

         D.       Distributor. If Colonial acts as a distributor they will comply with 3C. above.

         E.       Investment Risk.  Because of AXGR's financial position and other factors as disclosed in AXGR's United States Securities and Exchange Commission filings at www.sec.gov (which Colonial represents it has received and reviewed), the transaction contemplated by this Agreement may involve a high degree of financial risk, including the risk that one or both parties may lose its entire investment, and both parties hereby agree that they have each undertaken an independent evaluation of the risks associated with the Shares, and both parties understand those risks and are willing to accept the possibility that they may be required to bear the financial risks of this investment for an indefinite period of time.

         F.       Access to Information. Colonial and AXGR  and their advisors have been afforded the opportunity to discuss the transaction with AXGR and its officers and accounting professionals and to examine and evaluate the financial impact of the sale and exchange contemplated herein. Colonial has received and reviewed
                  AXGR's business plan.






4.       Representations and Warranties of Colonial: Colonial hereby covenants and represents
         --------------- --- ---------- -- ---------
         and warrants to AXGR  that:

         A.       Organization. Colonial is a corporation validly existing and in good standing under the laws of The British Virgin Islands , with the power and authority to carry on its business as now being conducted.  The execution and delivery of this
                  Agreement and the consummation of the transaction contemplated in this
                  Agreement have been, or will be prior to Closing, duly authorized by all requisite corporate action on the part of Colonial.  This Agreement has been duly executed and delivered by Colonial and constitutes a binding and enforceable obligation of
                  Colonial.

         B.       Third Party Consent.  No authorization, consent, or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by Colonial in connection with the execution, delivery, or performance of this Agreement or the transfer of the Shares, or if any such is required, Colonial will have or will obtain the same prior to Closing.

         C.       Litigation. Colonial is not a defendant against whom a claim has been made or a judgment rendered in any litigation or proceedings before any local, state, or federal government, including but not limited to the United States, or any department, board, body, or agency thereof.

         D.       Authority.  This Agreement has been duly executed by Colonial, and the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in, any agreement, instrument, judgment, order, or decree to which Colonial is a party or to which the Consideration is subject.

         E.       Offshore Transaction.  Colonial represents and warrants to AXGR as follows: (i)
                  Colonial   is not a "U.S. person" as that term is defined in Rule 902 of Regulation
                  S; (ii) Colonial is not, and on the Closing date will not be, an affiliate of AXGR as that term is defined under United States securities laws; (iii) at the execution of this Agreement, as well as the time this transaction is or was due, Colonial was outside the United States, and no offer to purchase the Shares was made in the
                  United States; (iv) Colonial represents that no offers or subsequent sales of the
                  Shares shall be made to U.S. persons unless the Shares are registered or a valid exemption from registration can be relied on under applicable U.S. state and federal securities laws; (v) Colonial is or may be a distributor or dealer; (vi) the transactions contemplated hereby have not been and will not be made on behalf of any U.S. person or pre-arranged by Colonial with a purchaser located in the
                  United States or a purchaser which is a U.S. person, and such transactions are not and will not be part of a plan or scheme to evade the registration provisions of the Act; (vii) all offering documents received by Colonial include statements to the effect that the Shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. Persons (other than distributors as defined in Regulation S) during the Restricted Period (as defined in Regulation S) unless the Shares are registered under the Securities Act of 1933 or an exemption from registration is available.

                  The foregoing representations and warranties are true and accurate as of the date hereof, shall be true and accurate as of the date of the acceptance by AXGR of Colonial's purchase, and shall survive thereafter. If Colonial has knowledge, prior to the acceptance of this Offshore Stock Purchase Agreement by AXGR , that any such representations and warranties shall not be true and accurate in any respect, Colonial prior to such acceptance, will give written notice of such fact to AXGR specifying which representations and warranties are not true and accurate and the reasons therefor.

                  Colonial agrees to fully indemnify, defend and hold harmless
                  AXGR, its officers, directors, employees, agents and attorneys from and against any and all losses, claims, damages, liabilities and expenses, including reasonable attorney's fees and expenses, which may result from a breach of Colonial's representations, warranties and agreements contained herein.

         F.       Accredited Investor.  Colonial is an accredited investor as that term is defined in
                  Rule 501(a) of Regulation D promulgated under the Securities Act of 1933.
                  Colonial further represents and warrants that the information as disclosed in this
                  Securities Agreement  attached hereto is true and correct.

         G. Directed Selling Efforts. Colonial will not engage in any activity for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for any of the Shares sold hereunder. To the best of its knowledge, neither Colonial nor any person acting for Colonial has conducted nor will conduct any "directed selling efforts" as that term is defined in Rule 902 of Regulation S.

         H.       Independent Investigation; Access.  Colonial, has elected to purchase the Shares herein based upon and has relied solely upon an independent investigation of
                  AXGR made by it and its representatives.  Colonial has been given no oral or written representation or warranty from AXGR other than as set forth in this
                  Agreement.   Colonial and its representatives, if any, have, prior to any sale to it, been given access and the opportunity to examine all material books and records of AXGR, all material contracts and documents relating to AXGR and this offering and an opportunity to ask questions of, and to receive answers from, AXGR or any officer of AXGR acting on its behalf concerning AXGR and the terms and conditions of this offering. Colonial and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of AXGR and materials relating to the offer and sale of the Shares which have been requested. Colonial and its advisors, if any, have received complete and satisfactory answers to any such inquiries.

         I.       No Government Recommendation or Approval.  Colonial understands that no
                  United States federal or state agency, or similar agency of any other country, has passed upon or made any recommendation or endorsement of the Shares, or this transaction.

         J.       No Formation or Membership in "Group."  Colonial is not part of a "group" as that term is defined under the Act. Colonial is not, and does not intend to become, included with two or more persons acting as a partnership, syndicate, or other group for the purpose of acquiring, holding or disposing of securities of AXGR.

         K.       Hedging Transactions. Colonial hereby agrees not to engage in any hedging transactions involving the securities described herein unless in compliance with the Act and Regulation S promulgated thereunder.

5.       Conditions Precedent to AXGR's Closing.  All obligations of AXGR   under this
         ---------- --------- -- ------ -------
         Agreement, and as an inducement to AXGR to enter into this Agreement, are subject to
         Colonial's covenants and agreements to each of the following:

         A.       Acceptance of Documents.  All instruments and documents delivered to AXGR and Colonial pursuant to this Agreement or reasonably requested by AXGR to verify the representations and warranties of Colonial herein, shall be satisfactory to AXGR and its counsel.

         B.       Representations and Warranties.  The representations and warranties by Colonial and AXGR set forth in this Agreement shall be true and correct at and as of the
                  Closing date, with the same force and effect as though made at and as of the date hereof, except for changes permitted or contemplated by this Agreement.

         C.       No Breach or Default.  Colonial and AXGR shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

6.       Termination.  This Agreement may be terminated at any time prior to the date of Closing
         -----------
         by either party if (a) there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transaction contemplated by this Agreement, and which in the judgment of such party giving notice to terminate and based upon the advice of AXGR or Colonial's counsel makes it inadvisable to proceed with the transaction contemplated by this
         Agreement, or (b) if this Agreement has not been approved and properly executed by the parties by July 25, 2003.

7.       Restrictive Legend. Colonial agrees that the Certificates representing
         Shares shall bear a restrictive legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration, and that AXGR may place a "Stop Transfer" order to such effect with the Transfer Agent for AXGR, and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. AXGR may transfer only with its Transfer Agent with respect to the Shares.

8. AXGR's Obligation to Refuse Transfer. Pursuant to Regulation S promulgated under the Act, AXGR hereby agrees to refuse to register and Colonial refuses to request any transfer of the Shares not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

9.       Federal and State Securities Laws.     Colonial knows and understands the laws passed by
         ------- --- ----- ---------- ----
         the Federal Governments of the countries wherein they will resell the shares issued to
         Colonial under this agreement and the accompanying rules and regulations promulgated by the Securities and Exchange Commissions of those countries and the corresponding laws passed by the different countries and states' Securities divisions and agencies wherein Colonial conducts its business.  Colonial expressly warrants and represents to
         AXGR that at all times during the term of this agreement that they shall abide by all
         Federal, County and State securities laws, rules and regulations of the United States of
         America or any other country wherein Colonial conducts its business.  Further, Colonial agrees and warrants that it shall in no manner compromise AXGR by the violation of any such laws, rules or regulations.  Colonial understands that AXGR will abide by the securities laws and that AXGR expects Colonial to abide by the securities laws also.  If
         Colonial fails to abide by any such law, this agreement shall immediately be terminated and AXGR shall no longer be bound by the terms hereof.

10.      Representations to Colonial's Clients.               Colonial agrees that all representations made
         --------------- -- ---------- -------





         by it, its sales agents, brokers, dealers, customer service representatives or any other agent of Colonial who solicits the purchase of these securities by an investor shall be complete and accurate and shall contain only the information that is available to the market places. Colonial shall not disseminate any information to its clients that is not completely accurate and factual. If Colonial becomes aware that any of its sales representatives are disseminating information that is not completely accurate, Colonial shall take all necessary steps to prevent further dissemination of the information and shall take all necessary steps to correct the information with the investors to whom the information has been passed.

11.      Miscellaneous.
         -------------

         A.       Authority.  The officers of Colonial and AXGR by executing this Agreement are
                  duly   authorized to do so, and each party has taken all action required for valid execution.

         B.       Notices.  Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, or by express mail service substantially equivalent to Federal Express, addressed as follows:

                  To Colonial:                                First Colonial Trust
                                                              Level 32 Tower 1
                                                              Petronas Twin Towers
                                                              Kuala Lumpur, 50088 Malaysia


                  To AXGR                                              268 West 400 South, Suite 300
                                                              Salt Lake City, Utah 84101
                                                               (801) 575-8073 Ext. 106

         C.       Entire Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes any and all prior or contemporaneous representations, warranties, agreements and understandings in connection therewith. This Agreement may be amended only by a writing executed by all parties hereto.

         D.       Severability.  If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provisions which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

         E.       Assignment.  None of the parties hereto may assign this Agreement without the express written consent of the other parties and any approved assignment shall be binding on and inure to the benefit of such successor or, in the event of death or incapacity, on assignor's heirs, executors, administrators, representatives, and successors.

         F.       Applicable Law. This Agreement has been negotiated and is being contracted for in the United States of America, State of Utah.  It shall be governed by and interpreted in accordance with the  the laws of the United States of America and the State of Utah, regardless of any conflict-of-law provision to the contrary.  Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in the State of Utah.. The parties expressly consent to the personal jurisdiction of the above-identified courts.  The parties agree to exclude and waive any statute, law or treaty which allows or requires any dispute to be decided in another forum or by rules of decision other than as provided in this Agreement.

         G.       Attorney's Fees.  If any action or other proceeding (including but not limited to binding arbitration) is brought for the enforcement of or to declare any right or obligation under this Agreement or as a result of a breach, default or misrepresentation in connection with any of the provisions of this Agreement, or otherwise because of a dispute among the parties hereto, the prevailing party will be entitled to recover actual attorney's fees (including for appeals and collection and including the actual cost of in-house counsel, if any) and other expenses incurred in such action or proceeding, in addition to any other relief to which such party may be entitled.

         H.       Counterparts and Facsimile.  This Agreement may be executed in any number of identical counterparts (except as to signature only), each of which may be deemed an original for all purposes.  A fax, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes.






         IN WITNESS WHEREOF, the parties have executed this agreement below.

         First Colonial Trust                                                   Axia Group, Inc.


         By: /s/ Michael Newman                                        By:/s/ Richard Surber
             --- ------- -------------------                              --- ------- ------
                  Michael Newman, President                            Richard Surber, President





