Form 10QSB
period 2003-09-30
AXIA GROUP INC/UT
filed 2003-11-13
CIK 788738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[     ] Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from          to
                                                ----------   ----------

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


The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 13, 2003 was 1,365,903.

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

ITEM 5.  OTHER INFORMATION...................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................7

INDEX TO EXHIBITS............................................................8

SIGNATURES...................................................................9

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Axia" refers to Axia Group, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet as of September 30, 2003 and the related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2003 are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                          PAGE

Balance Sheet..............................................................F-2

Statements of Operations...................................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-7

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                       September 30, 2003
                                                       --- ---------------
ASSETS


   CURRENT ASSETS
      Cash                                               $               -
          Total Current Assets                                           -

    FIXED ASSETS, NET                                                1,039
                                                       --- ---------------

TOTAL ASSETS                                            $            1,039
                                                       === ===============

  The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Continued)
                                   (Unaudited)


                                                          September 30, 2003
                                                          ------------------
LIABILITIES, REEDEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT

LIABILITIES
   Current Liabilities
      Accounts payable                                      $         62,815
      Accrued liabilities                                             35,917
      Accounts payable - related parties                              39,639
      Stock subscription                                              64,413
      IEPA liability                                                 232,892
                                                          ------------------
          Total Current Liabilities                                  435,676
                                                          ------------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK                        5,000
- $5.00 par value, 20,000,000 shares authorized, 1,000   -------------------
shares issued and outstanding


STOCKHOLDERS' DEFICIT
      Common stock - 200,000,000 shares authorized at                  1,365
      $0.001 par; 1,365,903 shares issued
      Additional paid in capital                                  18,412,536
      Treasury stock - 1,107 shares at cost                          (3,202)
      Subscription receivable                                       (45,000)
      Accumulated deficit prior to the development stage        (17,995,776)
      Accumulated deficit during the development stage             (809,560)
TOTAL STOCKHOLDERS' DEFICIT                                        (439,637)
                                                          -----------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE                   $       1,039
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                                                          =================

  The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                                                From Inception of
                              Three Months Ended        Nine Months Ended       Development Stage
                                                                                  on January 1,
                                 September 30             September 30,           2003 through
                            ----------------------    ----------------------      September 30,
                              2003         2002         2003         2002             2003
                            ---------    ---------    --------    ----------    -----------------

Revenue                     $       -    $       -    $      -     $       -    $            -


Cost of Revenue                     -            -           -             -                 -

                            ---------    ---------    --------    ----------     -------------
 Gross Margin                       -            -           -             -                 -

                            ---------    ---------    --------    ----------     -------------
Expenses
 General & Administrative
 Expense                       81,909       93,325     802,002       382,781           802,002
                            ---------    ---------    --------    ----------     -------------
Total Expenses                 81,909       93,325     802,002       382,781           802,002
                            ---------    ---------    --------    ----------     -------------

Loss from Operations         (81,909)     (93,325)    (802,002)    (382,781)         (802,002)
                            ---------    ---------    --------    ----------     -------------

Other Income (Expense)
   Other Income                 5,000            -       5,000                           5,000
   Interest Expense           (3,983)            -    (12,558)             -          (12,558)
                            ---------    ---------    --------    ----------     -------------
Total Other Income (Expense)    1,017            -     (7,558)             -           (7,558)

                            ---------    ---------    --------    ----------     -------------
Net loss before discontinued (80,892)     (93,325)    (809,560)    (382,781)         (809,560)
operations

Loss from discontinued              -    (172,488)           -     (864,919)                 -
operations
                            ---------    ---------    --------    ----------     -------------


Net Loss                   $ (80,892)   $(265,813)   $(809,560)  $(1,247,700)   $    (809,560)
                            =========    =========    ========    ==========     =============

Basic Loss Per Common Share
   Net loss before          $  (0.06)   $   (0.28)   $  (0.86)   $    (1.39)
   discontinued operations
   Loss from discontinued        0.00       (0.52)        0.00        (3.15)
   operations                  ------    ---------    --------    ----------
   Net loss per share       $  (0.06)   $   (0.81)   $  (0.86)   $    (4.55)
                             ========    =========    ========    ==========

   Weighted average common
   shares outstanding-      1,375,142      329,767     938,340       274,433
   basic and diluted        =========    =========    ========    ==========


  The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 From Inception
                                                                 of Development
                                                                 Stage on Jan 1,
                                           Nine Months Ended     2003 through
                                              September 30       Sept 30, 2003
                                         ----------------------  ---------------
                                            2003        2002
                                        ---------   -----------
   ----------------------------------
   Cash Flows From Operating Activities
   -----------------------------------
   Net Loss                             $(809,560)  $(1,247,700)       (809,560)
   Adjustments to reconcile net
   loss to net cash provided (used):
      Loss from discontinued operations          -       864,919               -
      Services rendered in lieu of
      payment for related party             20,000                        20,000
       receivable
   Depreciation and amortization               120       12,082              120
     Issued stock for services             640,000      367,854          640,000
     Amortization of deferred Consulting    12,833       70,000           12,833
   Changes in operating assets
   and liabilities:
     Accounts and notes receivable           -       13,705                -
     Other assets                               96            -               96
     Accounts  payable                      22,196       84,037           22,196
     Accrued liabilities                    10,168     (35,000)           10,168
     Related party payable                  39,639       72,627           39,639
                                         ---------    ---------  ---------------
   Net cash used in continuing
     operations                           (64,508)      202,524         (64,508)
   Net cash used in discontinued
     operations                                  -    (997,840)                -
                                         ---------    ---------  ---------------
   Net Cash Used in Operating Activities
                                          (64,508)    (795,316)         (64,508)
                                         ---------    ---------  ---------------

Cash Flows From Investing Activities
   Purchase of property and equipment            -      (1,279)                -
                                         ---------    ---------  ---------------
   Net cash used in continuing operations        -      (1,279)                -
   Net cash provided by discontinued
     operations                                  -      297,157                -
                                         ---------    ---------  ---------------
Net Cash Used in Investing Activities            -      295,878                -
                                         ---------    ---------  ---------------

Cash Flows from Financing Activities
   Cash for common stock deposit            64,413        1,650           64,413
   Purchase of treasury stock                    -     (31,996)                -
   Payment of long-term debt                     -     (26,516)                -
                                         ---------    ---------  ---------------
   Net cash used in continuing operations   64,413     (56,862)           64,413
   Net cash provided by discontinuing
    operations                                   -      359,695                -
                                         ---------    ---------  ---------------
Net Cash Provided (Used) by Financing
   Activities                               64,413      302,833           64,413
                                         ---------    ---------  ---------------
Increase (Decrease) in Cash                   (95)    (196,605)             (95)
Cash at Beginning of Period                     95      295,134               95
                                         ---------    ---------  ---------------
Cash at End of Period                  $         -  $    98,529 $              -
                                         =========    =========  ===============

  The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                 From Inception
                                                                 of Development
                                                                 Stage on Jan 1,
                                           Nine Months Ended     2003 through
                                              September 30       Sept 30, 2003
                                         ----------------------  ---------------
                                           2003         2002
                                         ---------   ----------
   -----------------------------------
Supplemental Cash Flow Information
   -----------------------------------
   Cash Paid for:
       Interest                         $        -   $        - $              -
       Income taxes                     $        -   $    5,000 $              -
   Non-Cash Financing Activities:
       Cancellation of common stock
       for related party receivable     $(408,332)   $        - $      (408,332)
   Cancellation of common stock
       for deferred consulting fees     $ (38,500)   $        - $       (38,500)
   Contributed capital from
       related party on recovery
       of bad debt                      $  408,332   $        - $        408,332
   Cancellation of common stock for
       stock subscription receivable    $ (90,000)   $        - $       (90,000)
           receivable
   Common stock issued for services     $  640,000   $  367,854 $        640,000

  The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2003 of $18,805,336 and has a working capital deficit of $435,676 at September 30, 2003 all of which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising equity capital and/or acquiring a business or operations with sufficient revenues to support its operations. In the meantime, the Company will rely on short-term financing from its management and shareholders.

There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - DISCONTINUED OPERATIONS

Effective December 10, 2002, the Company decided to distribute 100% of its ownership in Nexia Holdings, Inc. and Subsidiaries (Nexia) to its shareholders through a pro-rata distribution of Nexia shares. The distribution has been accounted for as a spin-off and all operations of Nexia have been reflected as discontinued operations in the 2002 financial statements. Within the discontinued operations of Nexia, there is further discontinued operations due to the sale of Nexia's subsidiaries, Wichita Development, Salt Lake Development, and Wichita Properties on June 30, 2003.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of the loss from discontinued operations:



                            For the nine months ended
                               September 30, 2002
                             ---------------------
Total Revenue             $         680,332
Costs of Revenue                    953,760
                             ---------------------
Gross Deficit                      (273,428)
Total Operating Expenses            335,803
                             ---------------------
Operating Loss                     (609,231)
Total Other Income (Expenses)      (227,728)
                             ---------------------
Loss before Minority Interest      (836,959)
Minority Interest in Loss           121,472
                             ---------------------
Net Loss before Discontinued       (715,487)
Discontinued Operations            (149,432)
                             ---------------------
Net Loss                  $        (864,919)
                             =====================


NOTE 4 - MATERIAL EVENTS

During July 2003, the Company negotiated a Settlement Agreement related to an Investment Banking Agreement entered with West America Securities in March 2003, whereby the Company agreed to accept $5,000 and 50,000 shares of ISA Internationale, Inc. common stock in lieu of $50,000. The cash portion of the Settlement Agreement was satisfied during the third quarter. In the event the Company is unable to realize $50,000 from the sale of the ISA stock, West America Securities will be liable for the short fall.

During July 2003, the Company entered into a Stock Purchase Agreement "(the Agreement") with First Colonial Trust (Colonial), whereby Colonial agreed to purchase up to 5,000,000 shares of restricted common stock of the Company at a purchase price of 30% of the bid price per share on the day that the Company receives payment for the specific number of shares purchase to be reflected in written buy orders sent to the Company. These shares are to be exempt from registration under Regulation S of the Securities Act of 1933.

During the third quarter, the Company became obligated to issue 1,036,110 shares to Colonial as a result of cash proceeds of $64,413received under the agreement. However, on September 3, 2003, Axia placed Colonial on notice of its intent to terminate the Stock Purchase Agreement and the 1,036,110 shares have yet to be issued.

During August 2003, the Company canceled 16,667 shares previously issued for a stock subscription receivable of $90,000.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 5   - STOCK OPTIONS

On September 3, 2003, 15,504 options issued to an employee expired unexercised.

A summary of the status of the Company's outstanding stock options as of September 30, 2003 and 2002 and changes during the periods then ended is presented below:

                                            2003                       2002
                                  Shares  Weighted Avg.    Shares  Weighted Avg.
                                         Excercise price         Excercise Price
                                 ----------------------   ----------------------
Outstanding, beginning of period   26,322   $     14.37      35,985   $    27.35
Granted                                 -                   141,667         0.15
Expired/Cancelled                (15,504)          3.30   (109,834)         0.22
Exercised                               -             -    (27,163)         0.17
                                 --------     ---------   ---------     --------
Outstanding, end of period         10,818   $     26.92      40,655   $    17.79
(unaudited)                      ========     =========   =========     ========
Exercisable (unaudited)            10,818   $     26.92      40,655   $    17.79
                                 ========     =========   =========     ========

                                Outstanding                        Exercisable
                  ---------------------------------------   -------------------------
                                 Weighted
                    Number        Average       Weighted      Number        Weighted
                  Outstanding    Remaining       Average    Exercisable     Average
   Range of       at Sept. 30,  Contractual     Exercise    at Sept. 30,    Exercise
Exercise Prices      2003          Life           Price        2003          Price
 $ 6.60 - 7.50            984          3.07   $      7.36           984  $       7.36
     18.00                167          3.14         18.00           167         18.00
     29.06              9,667          2.99         29.06         9,667         29.06
                  -----------   -----------     ---------   -----------    ----------
$ 6.60 - 29.06         10,818          3.00   $     26.92        10,818  $      26.92
                  ===========   ===========     =========   ===========    ==========

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 5 - STOCK OPTIONS (CONTINUED)

Options granted to employees or employee directors are accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were granted either at or above the market price of the Company's common stock on the date of grant and no compensation expense was recognized. Had compensation cost for the grant of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                       For the Nine Months Ended
                                                                September 30,
                                                    ----------------------------

                                                         2003            2002
                                                     (Unaudited)     (Unaudited)
                                                    -------------    -----------
Net (loss) as reported                            $    (809,560)  $  (1,247,700)
Pro forma                                              (809,560)     (1,445,720)
Basic (loss) per share as reported                $       (0.86)  $       (4.55)
Pro forma                                                 (0.86)          (5.27)


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements
--------------------------

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Axia to continue its expansion strategy, as well as general market conditions, competition, and pricing. Although Axia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Axia or any other person that the objectives and plans of Axia will be achieved

General
-------

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

Capital Resources and Liquidity
-------------------------------

Axia is a development stage company and has no meaningful capital resources.

Impact of Inflation
-------------------

Axia believes that inflation has had a negligible effect on operations over the past three years.

Plan of Operations
------------------

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

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

Axia Group, Inc. vs. West America Securities Corporation and Robert Kay. Suit filed by Axia in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 020911034 on October 15, 2002. The suit seek recovery of $50,000 advanced to the defendants pursuant to an investment banking agreement. The parties signed an agreement to settle the claims on August 19, 2003. The terms of settlement provide that the defendants pay Axia $5,000 in cash, this payment has been received, and deliver to Axia not less than 50,000 shares of the common stock of ISA Internationale, Inc. no later than December 30, 2003. The ISA shares are to have a liquidation value of not less than $50,000 through January 15, 2004. The parties agreed to dismiss the pending litigation without prejudice.



ITEM 2.     RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the Stock Purchase Agreement ("Agreement") signed during July 2003 with First Colonial Trust ("Colonial"), the Company received cash proceeds of $64,413 pursuant to the Agreement. The Company has not issued any shares to Colonial because of allegations of noncompliance with the terms of the Agreement. The number shares which Axia may be obligated to issue totals 1,036,110. For more information on this transaction See, "Item 5. Other Information" below.

ITEM 5.     OTHER INFORMATION

On May 2, 2003 the Company entered into an agreement with Hudson Consulting Group, Inc. (Hudson) in which Hudson would assist the Company in it's effecting the purchase of businesses and assets relative to its business and growth strategy, the preparation of reports and forms for filing with the SEC, including Form 8-Ks, annual and quarterly reports, replies and amendments to documents previously submitted to the SEC, advice concerning the acquisition of other operations or businesses, corporate governance issues and record maintenance, general business and financial issues consulting, and other services that may assist the Company in its plans and future The Company agrees to pay Consultant by issuing 666,667 (post-split) shares of restricted common stock, and a total of $10,000 in cash or the total amount of hourly billings reported by Consultant on a monthly basis, whichever is greater. Hudson's president and director is Richard Surber, the president and a director of the Company. Hudson was formerly a subsidiary of the Company.

On July 9, 2003, Axia. entered into an Offshore Stock Purchase Agreement (the "Agreement") with First Colonial Trust, a British Virgin Islands corporation (Colonial). Pursuant to the Agreement Colonial had the right to purchase up to 5,000,000 shares of Axia common stock pursuant to Regulation S of the Securities Act of 1933 at a purchase price equivalent to 30% of the bid price per share on the day that Axia received payment from Colonial for the specified number of shares to be reflected in written buy orders sent to Axia.

The Agreement called for Axia to deliver a certificate in the amount of 5,000,000 shares of its restricted common stock (Certificate) to a designated escrow agent within 14 days of the day the Agreement was executed. Colonial wouldl only be deemed to have voting control or the power to dispose of that portion of the shares of common stock that will be released at the direction of Colonial upon payment being rendered in U.S. dollars to Axia or a designated third party escrow agent.

It was anticipated that subsequent to the delivery of the Certificate representing such shares, Colonial would begin drawing against the Certificate at Colonial's discretion, excepting that at no time would Colonial have direct or indirect beneficial ownership of more than 9.9% of the total issued and outstanding shares of Axia. Colonial could at its option resell the shares to its clients in compliance with Regulation S or hold such shares for their own account.

In the event Colonial acts as a selling agent with respect to reselling the Axia shares, Colonial was responsible for disclosing any mark ups, commissions or other consideration Colonial or its representatives received directly or indirectly as a result of reselling the Axia shares.

In any event, Axia was to receive 30% of the proceeds from any such resales of up to 5,000,000 shares based upon the bid price on the day of such sale. The bid price of Axia is subject to change based upon market fluctuations. Accordingly, the net dollar amount Axia received fluctuated significantly because the market price of Axia's common stock varied .

On September 3, 2003, Axia placed Colonial on notice that it was cancelling the contract. Various issues had been raised at that point about Colonial's compliance with the terms and conditions of the agreement. The number of shares that are to be delivered under the terms of the agreement was 1,036,110 with total proceeds of $64,413 received by Axia. No sales or transfers to Colonial have been effected as of the date of this Form 10QSB filing. Axia is in the process of investigating what course of action it will take, if any, beyond terminating the Offshore Stock Purchase Agreement with First Colonial.

On October 14, 2003, the Securities and Exchange Commission commenced a civil action in the United States District Court Central Division in the District of Utah, against multiple defendants, including First Colonial Trust. The Complaint, amongst many allegations, states that First Colonial engaged in a massive scheme to mislead and defraud in excess of 1,000 foreign investors, primarily located in the United Kingdom. The allegations include but are not limited to First Colonial and other defendants: (1) blatantly lying about the issuers businesses; (2) misrepresentations as to the tradeability of shares, i.e. that restricted shares under Regulation S of the Securities Act of 1933 were freely tradeable; (3) misrepresentations as to the commission First Colonial was charging, i.e. First Colonial was apparently representing that it only received a 2% commission versus actually receiving a 70% commission.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

      (1) On September 4, 2003, the Company filed a Form 8-K disclosing its intent to cancel the Offshore Stock Purchase Agreement with First Colonial Trust.

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

Material Contracts

10(i)             *  Consulting Agreement between Axia Group, Inc and Hudson
                     Consulting Group, Inc., (incorporated herein by reference from the 10-QSB for the period ended June 30,2003.)

10(ii)            *  Offshore Stock Purchase Agreement entered into 9th day of
                     July, 2003, by and between Axia Group, Inc., a Nevada corporation and First Colonial Trust , a British Virgin
                     Islands corporation. (incorporated by reference from exhibit no. 10(ii) to the Company's form 10-QSB for the period ended June 30, 2003.)

Certifications
31(i)       11    Certification of Chief Executive Officer and
                  Chief Financial Officer

32(ii)      12    Certification of Chief Executive Officer and
                  Chief Financial Officer

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 13th day of November 2003.


AXIA GROUP, INC.

/s/
----------------------------------
Richard D. Surber                       November 13, 2003
President, Chief Executive Officer and Director

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

Date: November 13, 2003

/s/
----------------------------------
Richard Surber
Chief Executive Officer and Chief Financial Officer

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

DATED: November 13, 2003


/s/
---------------------------
Richard Surber
Chief Executive Officer and
Chief Financial Officer