Form 10KSB
period 2003-12-31
AXIA GROUP INC/UT
filed 2004-04-15
CIK 788738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

   [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 (No fee required) for the transition period from         to
                                                        ---------  ---------
        Commission file number: 001-09418

                             Axia Group, Inc.
              (Name of Small Business Issuer in Its Charter)



                                  Nevada
        (State or Other Jurisdiction of Incorporation or Organization)
                                87-0509512
                  (I.R.S. Employer Identification No.)


           268 West 400 South, Suite 300, Salt Lake City, Utah 84101
              (Address of Principal Executive Offices) (Zip Code)

                              (801) 575-8073
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


  Title of Each Class                 Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)                         None

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

The issuer's total revenues for the year ended December 31, 2003, were $0.

The aggregate market value of the registrant's Common Stock, $0.001 par value, held by non-affiliates was approximately $199,557 based on the average closing bid and asked prices for the Common Stock on April 12, 2004 of $0.15.

At April 12, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 2,504,266.

                                Table of Contents

                                     Part I
Item 1. Description of Business................................................1
Item 2. Description of Property................................................5
Item 3. Legal Proceedings......................................................5
Item 4. Submission of Matters to a Vote of Security-Holders....................7
                                     Part II
Item 5. Market for Common Equity and Related Stockholder Matters...............8
Item 6. Management's Discussion and Analysis of Financial Condition and Results
        of Operation..........................................................10
Item 7. Financial Statements..................................................12
Item 8. Changes in & Disagreements With Accountants on Accounting and Financial
        Disclosure............................................................13
Item 8-A. Controls and Procedures.............................................13
                                    Part III
Item 9.  Directors and Executive Officers.....................................13
Item 10. Executive Compensation...............................................14
Item 11. Security Ownership of Certain Beneficial Owners and Management.......14
Item 12. Certain Relationships and Related Transactions.......................15
Item 13. Exhibits, List, and Reports on Form 8-K..............................17
Item 14. Principal Accountant Fees and Services...............................17
Signatures....................................................................18

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

Axia was originally involved in the manufacturing business. Since 1992, Axia has been a holding company whose subsidiaries' operations consisted primarily of financial consulting services, the acquisition, management, sale and lease of real estate holdings and public vehicles. In February of 2002 Axia sold essentially all of its assets and liabilities to Nexia Holdings, Inc. (Nexia), a related party, for 255,100,000 shares, or approximately 82%, of Nexia's outstanding common stock.

On December 10, 2002, Axia carried out the distribution of 255,100,000 restricted shares of Nexia common stock to the shareholders of Axia on a pro rata basis. The Axia financial statements and tax returns will no longer include Nexia's information on a consolidated basis as a result of the distribution and spin off of Axia's ownership of Nexia.

The distribution was carried out on the basis of each shareholder of the Company's common stock receiving 26 shares of the Nexia restricted common stock for each one (1) share of Axia common stock held on the record date for the distribution of December 10, 2002. The Company carried out the distribution to divest Axia of its ownership interest in Nexia and allow the Company to pursue other potential areas of operation or acquisition.

On May 19, 2003, Axia effected a 1 for 30 reverse-split of its common stock, such that every current shareholder of Axia's common stock will hold 1 share for every 30 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. Axia since that date has been trading on the OTC Bulletin Board under the symbol"AXGR.OB" The number of authorized common shares will remain the same at two hundred million (200,000,000). The Board of Director effected the reverse split in compliance with Rule 10b-17 and applicable Nevada Revised statutes.

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

Real Estate Investment

As a result of the distribution of the Nexia stock on December 10, 2002 Axia has spun off to its shareholders all interests that it held in real property through its ownership of property holding.

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

While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high-technology, construction, communication technologies, information services and biotechnology industry segments.

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

State of Illinois vs. CyberAmerica Corporation - The State of Illinois filed a separate action before the Illinois Pollution Control Board, Case Number 97-8, Enforcement, in July 1996. This action sought recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5, 1998, the Board denied all punitive damages and ordered the Company to pay $326,154 into the State's Used Tire Management Fund. This amount was determined to be the amount expended by the state to remove tires from the Canton Plant site. The State's motion requesting that the Board reconsider its denial of punitive damages was rejected by the Board. On or about December 23, 1998 the state filed a civil action in the Fulton County Circuit Court, Case No. 98-CH-57 seeking payment of the $326,154 award made by the Pollution Control Board and the imposition of fines or sanctions for the failure to pay this award. On August 31,

1999 an agreed Summary Judgment Order was entered in this matter, the order provides that the Company shall pay the sum of $326,154 for tire removal costs from the prior Board order, with interest, through quarterly payments of $20,000 and denied all fines and penalties. The State subsequently filed a Motion for Voluntary Dismissal, to dismiss all causes of action except as set forth in the August 31, 1999 order. The Court signed an order granting this dismissal on February 7, 2000. Axia is delinquent in making payments as provided for by the terms of the settlement. No formal action has been taken by the State of Illinois with regard to the late payments as of the date of this filing. The unpaid balance at December 31, 2003 amounted to $234,864.

State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia enter into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($8,000 has been paid, $20,000 was paid prior to May 31, 2000, similar payments are due each May 31 through 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. This information included test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up as a result of that report cannot be determined at this time. No further request for additional work or testing has been received from the State of West Virginia. During the month of February 2004 all remaining claims against Axia Group, Inc. by the West Virginia Department of Environmental Protection's Division of Water and Waste Management were settled through the payment of $5,000. The State of West Virginia has provided a settlement letter indicating that all prior obligations under the Consent Order have been satisfied by their receipt of this payment.

Utah State Tax Commission vs. Canton Industrial Corp. of SLC DBA: Axia Group Inc. - Suit filed by the Utah State Tax Commission in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 016925319TL, seeking payment of a total of $33,114 in taxes, costs, and interest due to the State of Utah. The tax number and the sole party to the obligation is Axia which bears the liability. Axia has no property nor any source of income from which to pay the outstanding taxes due to the State of Utah. Upon the acquisition of funds or other assets sufficient to retire the obligation management intends to resolve the claim with the state. The unpaid balance at December 31, 2003 amounted to $35,917.

Axia Group, Inc. vs. West America Securities Corporation and Robert Kay. Suit filed by Axia in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 020911034 on October 15, 2002. The suit sought recovery of $50,000 advanced to the defendants pursuant to an investment banking agreement. The parties entered into an agreement dated August 19, 2003 wherein the defendants agreed to pay Axia $5,000 and deliver certain securities on or before December 31, 2003 in final settlement of the claim. The final settlement has not yet been paid and demand has been made for final delivery of the past-due settlement. Subsequent to the end of the year Axia assigned all rights it has in the settlement agreement to Diversified Holdings I, Inc. in exchange for partial satisfaction of obligations of Axia to Diversified Holdings I, Inc. and related parties.

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

Canton Illinois Property. In a letter dated February 15, 2002, the United States Environmental Protection Agency gave the company a "General Notice of Potential Liability for Soil Removal." The letter invites the Company to participate in the cost of providing site security, preparing and implementing a site health and safety plan, a site sampling plan, identifying the extent of contamination in the buildings and soils, prepare and implement a site re-mediation plan and required follow-up to those procedures. The notice indicates that the Company may be considered a responsible party as a former owner of the property located in Canton, Illinois under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The Company has responded that it does not believe that it has any liability for the proposed actions as it no longer owns the property and was not the owner at the time any such contaminants were introduced onto the property. No subsequent demands have been received from the federal EPA.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for vote during the period covered by this report.

                                     Part II



The table below sets forth the high and low closing prices for Axia's Common Stock for each quarter of 2002 and 2003. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:



            Quarter ending           High             Low


2002        March 31                 $0.60            $0.21
            June 30                  $0.40            $0.10
            September 30             $0.19            $0.06
            December 31              $0.09            $0.03
2003        March 31                 $0.06            $0.02
            June 30                  $1.10(1)         $0.03
            September 30             $1.50            $0.15
            December 31              $0.30            $0.15
2004        March 31                 $0.35            $0.10

(1) Effective May 19, 2003 the Company conducted a reverse split of its common stock on a 1 for 30 basis.

Shareholders

As of April 9, 2004, there were approximately 920 shareholders of record holding a total of 2,504,266 shares of Common Stock.

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

Revenues

Gross revenues for the fiscal years December 31, 2002 and 2003 were $0 and $0, respectively.

Losses

Axia recorded an operating loss of $821,320 for the year ended December 31, 2003, as compared to an operating loss of $805,803 at December 31, 2002. Axia recorded a loss from discontinued operations of $3,464,461 for the year ended December 31, 2002. Axia recorded a net loss of $814,820 for December 31, 2003, compared to a net loss of $4,265,263 for December 31, 2002. The reduction in the amount of losses is primarily a result of the transfer of Axia's assets and operations, including Nexia and its subsidiaries, during the year ended December 31, 2002.

Expenses

General and administrative expenses for fiscal years ended December 31, 2003 and 2002 were $821,320 and $777,247 respectively. The increase in general and administrative expenses is due to increases in costs related to remaining a public company, including professional and administrative expenses.

Depreciation and amortization expenses for the years ended December 31, 2003 and December 31, 2002 were $160 and $ 192,662, respectively. Axia realized a significant drop in expenses in the year ended December 31, 2003 as a result of the spin-off of Nexia and its subsidiaries.

Capital Resources and Liquidity

At December 31, 2002, Axia had current assets of $0 and total assets of $999 as compared to $95 and $1,350, respectively at December 31, 2002. Axia had a net working capital deficit of $376,484 at December 31, 2003 compared to a net working capital deficit of $299,165 at December 31, 2002.

Net stockholders' deficit in Axia was $380,485 as of December 31, 2003, compared to net stockholders' deficit of $302,910 as of December 31, 2002.

Net cash used in operations was $64,508 for the year ended December 31, 2003, compared to net cash used in operations of $679,598 for the year ended December 31, 2002.

Net cash provided by investing activities was $0 for the year ended December 31, 2003, compared to net cash provided of $2,022,365 for the year ended December 31, 2002. Axia had positive investing cash flow for the year ended December 31, 2002 primarily as a result of the sale of real property and land of the General Lafayette Inn.

Net cash provided by financing activities was $64,413 for the year ended December 31, 2003, compared to net cash used of $1,637,806 for the year ended December 31, 2002.

During the year ended December 31, 2003, Axia issued a total of 2,105,775 shares for services and cash.

Capital Expenditures

Axia had no capital expenditures during the year ended 2003.

Income Tax Expense (Benefit)

Axia has an income tax benefit resulting from net operating losses to offset future operating profit of approximately $3,997,000. This is not shown on the balance sheet as a deferred tax asset due to past history of loss years in conjunction with profit years during the previous 10 year period as well as specifics in the GAAP regulations regarding surety of future earnings.

Impact of Inflation

Axia believes that inflation has had a negligible effect on operations over the past three years. Axia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

ITEM 7.                       FINANCIAL STATEMENTS

Axia's financial statements for the fiscal year ended December 31, 2003, are attached hereto as pages F-1 through F- 29.

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S


Independent Auditors' Report................................................ F-3

Balance Sheet............................................................... F-4

Statements of Operations.................................................... F-6

Statements of Stockholders' Deficit......................................... F-7

Statements of Cash Flows.................................................... F-9

Notes to the Financial Statements.......................................... F-12

                       (Letterhead of HJ & Associates, LLC
                        50 South Main Street, Suite 1450
                           Salt Lake City, Utah 84144)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Axia Group, Inc
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Axia Group, Inc. (A Development Stage Company) (the Company) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 1, 2003 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axia Group, Inc. as of December 31, 2003 and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $18,810,596 and has a working capital deficit of $376,484 at December 31, 2002, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/
HJ & Associates, LLC
Salt Lake City, Utah
April 6, 2003

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet


                                                                       ASSETS
                                                                    December 31,
                                                                        2003
                                                                    ------------
CURRENT ASSETS

   Related party notes receivable, net (Note 3)                     $          -
                                                                    ------------
      Total Current Assets                                                     -
                                                                    ------------
FIXED ASSETS (Note 4)

   Property, net                                                             999
                                                                    ------------
TOTAL ASSETS                                                        $        999
                                                                    ============






















  The accompanying notes are an integral part of these financial statements.

                               AXIA GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          Balance Sheet (Continued)


             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                           STOCKHOLDERS' DEFICIT

                                                                    December 31,
                                                                        2003
                                                                    ------------
CURRENT LIABILITIES

   Accounts payable - trade                                         $     47,563
   Accrued liabilities - related party (Note 3)                           21,452
   Other liabilities (Note 3)                                             36,688
   IEPA liability (Note 10)                                              234,864
   Utah State Tax Commission liability (Note 10)                          35,917
                                                                    ------------
        Total Current Liabilities                                        376,484
                                                                    ------------
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK - $.001 par value,
20,000,000 shares authorized, 1,000 shares issued and outstanding
(Note 7)                                                                   5,000
                                                                    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' DEFICIT:

   Common stock, $.001 par value, 200,000,000 shares authorized,
          2,404,266 shares issued and outstanding (Note 6)                 2,404

   Additional paid-in capital                                         18,475,909
   Treasury stock, 1,107 shares at cost (Note 9)                         (3,202)
   Stock subscription receivable (Note 6)                               (45,000)
   Deferred compensation (Note 6)                                              -
   Accumulated deficit prior to the development stage               (17,995,776)
   Accumulated deficit during the development stage                    (814,820)
                                                                    ------------
          Total Stockholders' Deficit                                  (380,485)
                                                                    ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT                                     $        999
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations

                                                                                      From
                                                                                   Inception
                                                                                     of the
                                                                                   Development
                                                                                    Stage on
                                                      For the Years Ended           January 1,
                                                          December 31,            2003 through
                                                     ---------------------------  December 31,
                                                         2003            2002         2003
                                                    -------------   ------------   ----------
REVENUE                                             $           -   $          -   $        -
                                                    -------------   ------------   ----------
EXPENSES

   Loss on sale of marketable securities                        -         28,556            -
   Selling, general and administrative expense            821,320        777,247      821,320
                                                    -------------   ------------   ----------
         Total Expenses                                 (821,320)        805,803      821,320
                                                    -------------   ------------   ----------
OPERATING LOSS                                          (821,320)      (805,803)    (821,320)
                                                    -------------   ------------   ----------
OTHER INCOME

   Other income                                             6,500          5,001        6,500
                                                    -------------   ------------   ----------
         Total Other Income                                 5,000          5,001        5,000
                                                    -------------   ------------   ----------
LOSS BEFORE INCOME TAXES                                (814,820)      (800,802)    (814,820)

PROVISION FOR INCOME TAXES                                      -              -            -
NET LOSS BEFORE DISCONTINUED                        -------------   ------------   ----------
  OPERATIONS                                            (814,820)      (800,802)    (814,820)

LOSS FROM DISCONTINUED OPERATIONS
  (NOTE 11)                                                     -    (3,464,461)            -
                                                    -------------   ------------   ----------
NET LOSS                                            $   (814,820)   $(4,265,263)   $(814,820)
                                                    =============   ============   ==========
BASIC LOSS PER COMMON SHARE:

   Net loss before discontinued operations          $      (0.71)   $     (3.19)
   Loss from discontinued operations                            -        (13.78)
                                                    -------------   ------------
      Net loss per share                            $      (0.71)   $    (16.97)
                                                    =============   ============
Weighted average common shares outstanding,
  basic and diluted                                 $   1,147,482   $    251,339
                                                    =============   ============

  The accompanying notes are an integral part of these financial statements.

                               AXIA GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     Statements of Stockholders' Deficit

                                                  Additional                 Stock                         Other
                                   Common Stock     Paid-in    Treasury   Subscription     Deferred    Comprehensive    Accumulated
                                 Shares    Amount   Capital      Stock     Receivable    Consulting    Income (Loss)      Deficit
Balance, December 31, 2001       178,546   $179   $17,113,004  $(1,153,376) $         -  $        -    $(212,735)      $(13,253,888)

Common stock issued for cash
  and deferred consulting         23,333     23        76,977             -           -    (77,000)            -                  -

Common stock issued for services  56,152     56       525,420             -           -           -             -                  -

Common stock issued for assets     1,000      1        14,999             -           -           -             -                  -

Common stock issued for debt
 and services                     45,502     46       136,461             -           -           -             -                  -

Common stock issued for the
  exercise of stock options       43,830     44       156,606             -   (135,000)           -             -                  -

Common stock issued for related
  party receivable                52,350     52       408,281             -           -           -             -                  -

Preferred stock issued for debt        -      -             -             -           -           -             -                  -

Purchase of treasury stock             -      -             -      (36,959)           -           -             -                  -

Cancellation of treasury shares (20,821)   (21)     (710,629)       710,650           -           -             -                  -

Expense associated with the
 Issuance of stock options             -      -       160,902             -           -           -             -                  -

Amortization of deferred consulting    -      -             -             -           -      25,667             -                  -

Reduction of treasury shares due
  to spin-off of subsidiaries          -      -             -       476,483           -           -             -                  -

Adjustment for marketable securities   -      -             -             -           -           -       212,735                  -

Pro rata stock distribution of subsidiary
  common stock to
 shareholders                          -      -             -             -           -           -             -          (476,625)

Net loss for the year ended
  December 31, 2002                    -      -             -             -           -           -             -        (4,265,263)
                                 -------   ----   -----------  ------------  ----------   ---------    ----------      -------------
Balance, December 31, 2002       379,892   $380   $17,882,021  $    (3,202)  $(135,000)   $(51,333)    $        -      $(17,995,776)
                                 -------   ----   -----------  ------------  ----------   ---------    ----------      -------------

   The accompanying notes are an integral part of these financial statements.
                                       F-7

                             AXIA GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     Statements of Stockholders' Deficit


                                                      Additional                Stock                        Other
                                       Common Stock    Paid-in    Treasury   Subscription    Deferred    Comprehensive   Accumulated
                                     ----------------
                                     Shares   Amount   Capital     Stock      Receivable   Consulting    Income (Loss)     Deficit
                                     -------  -------  ----------- ---------  -----------  -----------   ------------- -------------
Balance , December 31, 2002          379,892  $   380  $17,882,021 $ (3,202)  $ (135,000)  $  (51,333)   $       -     $(17,995,776)

Amortization of deferred consulting
  expense                                  -        -            -         -            -       12,833           -                 -

Common stock issued to officers and
directors for services rendered    1,066,667    1,067      638,932         -            -            -           -                 -

Fractional share adjustment for reverse
stock split                            (716)      (1)            1         -            -            -           -                 -

Return and cancellation of shares
  issued for deferred consulting    (11,667)     (12)     (38,488)         -            -       38,500           -                 -

Return and cancellation of shares
   issued to officer as collateral for
  loan guarantee                    (52,351)     (52)    (408,281)         -            -            -           -                 -

Contributed capital                        -        -      428,333         -            -            -           -                 -

Return and cancellation of common
shares issued for a stock
subscription                        (16,667)     (17)     (89,983)         -       90,000            -           -                 -

Issuance of common shares or for
cash                               1,039,108    1,039       63,374         -            -            -           -                 -


Net loss for the year ended
  December 31, 2003                        -        -            -         -            -            -           -         (814,820)
                                   ---------   ------  ----------- ---------  -----------   ----------   ---------     -------------
Balance, December 31, 2003         2,404,266   $2,404  $18,475,909 $ (3,202)  $  (45,000)   $        -   $       -     $(18,810,596)
                                   =========   ======  =========== =========  ===========   ==========   =========     =============
                                                 Accumulated deficit prior to the development stage                    $(17,995,776)

                                                  Accumulated deficit during the development stage                         (814,820)
                                                                                                                       -------------

                                                                               Accumulated deficit                     $(18,810,596)
                                                                                                                       =============


 The accompanying notes are an integral part of these financial statements.

                              AXIA GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          Statements of Cash Flows

                                                                                     From
                                                                                   Inception
                                                                                     of the
                                                                                  Development
                                                                                   Stage on
                                                                                   January 1,
                                                      For the Years Ended        2003 through
                                                          December 31,           December 31,
                                                  ------------------------
                                                      2003         2002              2003
                                                  ----------   -----------       ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

   Net loss                                       $(814,820)   $(4,265,263)      $(814,820)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Loss (gain) on sale of investments                     -       (40,044)               -
    Loss (gain) on sale of land and real
    property for sale                                      -        (4,159)               -
   Services rendered in lieu of payment of related
    party receivables                                 53,254              -          53,254
   Impairment of marketable securities                     -        621,704               -
   Allowance for bad debts                          (33,254)              -        (33,254)
   Impairment of long-lived assets                         -        258,788               -
   Change in minority interest                             -        108,275               -
   Depreciation and amortization                         160        192,662             160
   Issued common stock and stock options
    for services                                     640,000        772,885         640,000
   Amortization of deferred consulting                12,833         25,667          12,833
   Bad debt expense                                        -        461,586               -
   Changes in operating assets and liabilities:
     Accounts and notes receivable                         -      (186,421)               -
     Prepaid expenses                                      -          5,970               -
     Investment in securities at cost                      -              -               -
     (Increase) decrease other assets                     96       (19,300)              96
     Increase in accounts payable                      6,944        211,996           6,944
     Increase  in accrued and other liabilities       37,925        348,078          37,925
     Increase in Illinois EPA liability               10,902              -          10,902
     (Decrease) in deferred revenue                        -      (377,189)               -
     Increase in refundable deposit                        -         17,650               -
     Increase in related party payable                21,452      1,187,517          21,452
                                                  ----------   ------------      ----------
      Net Cash Used In Operating Activities       $ (64,508)   $  (679,598)      $ (64,508)
                                                  ----------   ------------      ----------


  The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      Statements of Cash Flows (Continued)

                                                                                     From
                                                                                   Inception
                                                                                     of the
                                                                                  Development
                                                                                   Stage on
                                                                                   January 1,
                                                        For the Years Ended      2003 through
                                                            December 31,         December 31,
                                                   -----------------------------
                                                       2003             2002        2003
                                                   ------------     ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash distributed in spin-off of subsidiaries   $          -     $  (153,276) $          -
    Proceeds from sale of marketable
      securities                                              -           89,570            -
    Purchase of marketable securities                         -          (5,003)            -
    Proceeds on sale of real property                         -                -    2,332,000
    Proceeds on sale of subsidiaries                          -          100,000            -
    Purchase of property, plant and
      equipment                                               -        (340,926)            -
                                                   ------------     ------------ ------------
      Net Cash Provided By Investing Activities               -        2,022,365            -
                                                   ------------     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Principal payments on long-term debt                      -      (2,008,335)            -
    Proceeds from issuance of long-term debt                  -          385,838            -
    Purchase of treasury stock                                -          (36,95)            -
    Common stock issued for cash                         64,413           21,650       64,413
                                                   ------------     ------------ ------------
      Net Cash Provided By (Used In) Financing
        Activities                                       64,413      (1,637,806)       64,413
                                                   ------------     ------------ ------------
      Net (Decrease) In Cash                               (95)        (295,039)         (95)

CASH, BEGINNING OF YEAR                                      95          295,134           95
                                                   ------------     ------------ ------------
CASH, END OF YEAR                                  $          -     $         95 $          -
                                                   ============     ============ ============
SUPPLEMENTAL DISCLOSURE OF
  INFORMATION

Cash paid during the year for interest             $          -     $    372,684 $          -
Cash paid during the year for income taxes         $          -     $         -  $          -


  The accompanying notes are an integral part of these financial statements.

                                 AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      Statements of Cash Flows (Continued)

                                                                                    From
                                                                                  Inception
                                                                                   of the
                                                                                 Development
                                                                                  Stage on
                                                                                  January 1,
                                                      For the Years Ended       2003 through
                                                         December 31,           December 31,
                                               ------------------------------
                                                     2003           2002            2003
                                               --------------- --------------   ------------
SUPPLEMENTAL DISCLOSURE OF NON-
  CASH INVESTING AND FINANCING
  ACTIVITIES

Common stock and  options issued
  for services                                 $       640,000 $       772,885  $    640,000
Common stock sold by subsidiary                $             - $       107,800  $          -
Common stock issued for conversion of
  related party debt                           $             - $        68,254  $          -
Preferred stock issued for conversion of
  related party debt                           $             - $         5,000  $          -
Return and cancellation of common stock
  issued for deferred consulting               $        38,500 $             -  $     38,500
Collectibility of debt formerly written off    $      (428,333)$             -  $   (428,333)
Return and cancellation of common
  stock issued as collateral for deferred
  consulting                                   $       408,281 $             -  $    408,281
Return and cancellation of common
  stock issued for a subscription
  receivable                                   $        90,000 $             -  $     90,000



  The accompanying notes are an integral part of these financial statements.

                                 AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002

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

                                AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                          December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)


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

                                  Asset                            Useful Life

                             Computers                               3 years
                             Equipment and fixtures               5 to 10 years
                             Buildings and improvements          20 to 39 years

          d.  Issuance of Common Stock

          The Company frequently issues shares of its common stock to acquire assets, retire debt and pay for services. Equity instruments issued for assets, debt and services are accounted for at the fair market value on the date of issuance.

          e.  Impairment of Long-Lived Assets

          The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell. The Company recognized $258,788 in impairment expense during the year ended December 31, 2002. This amounts is included in loss from discontinued operations (See Note 11).

          f.   Basic Loss Per Common Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                         For the Years Ended
                                                             December 31,
                                                   -----------------------------
                                                        2003             2002
                                                   -------------    ------------
          Numerator:
          Net loss before discontinued
          operations                               $   (814,820)    $  (800,802)
          Loss from discontinued operations                    -     (3,464,461)
                                                   -------------    ------------
          Net loss                                 $   (814,820)    $(4,265,263)
                                                   =============    ============

                               AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                          December 31, 2003 and 2002

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

          Denominator:                                 2003               2002
                                                  --------------       ---------
          Weighted average shares outstanding          1,147,482         251,339
          Net loss per share before discontinued  ==============       =========
          operations                              $       (0.71)       $  (3.19)
          Loss per share from discontinued                     -         (13.78)
          operations                              --------------       ---------
          Net loss per share                      $       (0.71)       $ (16.97)
                                                  ==============       =========


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

          h.    Stock Options

          As permitted by FASB Statement 148 "Accounting for Stock Based Compensation- Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make performance disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                                 AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                          December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

          i. Newly Issued Accounting Pronouncements (Continued)


          SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales- Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

          SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

                                AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                          December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

          i.Newly Issued Accounting Pronouncements (Continued)


          SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

          SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

          SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

          SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

                                 AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)


          i. Newly Issued Accounting Pronouncements (Continued)


          FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

          FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

          During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.


          j.   Development Stage

          The Company is considered a development stage Company as defined in SFAS No. 7, "Accounting For Development Stage Enterprises". The Company reverted back to the development stage as a result of the spin-off of its ownership in Nexia Holdings, Inc. and Subsidiaries (Nexia) to its shareholders in a pro-rata distribution during December 2002. Since the Company is a holding company, momentarily without an operating subsidiary, it is presented in the financial statements as a development stage company from January 1, 2003 forward.

                                  AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

          k.       Income Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                                   2003                 2002
                                               ------------         ------------
          Deferred tax assets:
           NOL Carryover                       $  1,559,100         $  1,528,175
           Accrued Expenses                          37,200                    -

          Deferred tax liabilities:                       -                    -
           Depreciation                               (150)                    -

          Valuation allowance                   (1,596,150)          (1,528,175)
                                               ------------         ------------
          Net deferred tax asset               $          -         $          -
                                               ============         ============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:



                                                  2003                  2002
                                              ------------          ------------

           Book income                        $  (317,780)          $(1,663,455)
           Bad Debt                                      -               180,020
           Discounted Operations                         -               181,940
           Other                                       205                     -
           Stock for Services/Options Expense      249,600               543,890
           Valuation allowance                      67,975               757,605
                                              ------------          ------------
                                              $          -          $          -
                                              ============          ============

                                 AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                            December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

           At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,997,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

           Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 -  GOING CONCERN

           The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2003 of $18,810,596, and has a working capital deficit of $376,484 at December 31, 2003 all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

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

                                AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                          December 31, 2003 and 2002


NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

          During January 2002, the CEO and President (CEO) of the Company received 52,350 shares of the Company's common stock as additional collateral for loans he personally guaranteed for the Company's former subsidiary, Kearns Development (Kearns). Later in 2002, the Company refinanced the loan, releasing him of his obligations and the board of directors allowed him to keep the shares. As a result, the Company recorded a receivable in the amount of the value of the stock issued, or $408,333, from Kearns.

          During 2003, the Company's CEO returned the shares, valued at $408,333 for cancellation and allowed for 100% of the related receivable, which, due to the related party nature, was recorded as contributed capital of $408,333.

          During February 2002, the Company issued 1,000 shares of common stock for building improvements on behalf of Wasatch Capital Corporation (Wasatch). The shares were valued at the market price on the date of issuance, or $15.00 per share and a receivable for $15,000 was recorded. At December 31, 2003, the amount if fully allowed for due to uncertainty regarding collectiblity.

          During June 2002, the Company entered into a Settlement Agreement with Wichita Development (Wichita) and West Jordan Real Estate Holdings (WJREH), former majority owned subsidiaries. The agreement called for the Company to issue 45,502 shares of common stock to Wichita for payment of a note payable in the amount of $50,000 and for acceptance of a $18,254 receivable from WJREH which has a full allowance as of December 31, 2003 due to uncertainty regarding collectibility.

          During December 2002, the Company issued 16,667 shares of common stock to an unrelated party for $20,000 related to the exercise of stock options. The cash received was deposited into the bank account of the Company's former subsidiary, Hudson and the Company has recorded a receivable. At December 31, 2003, the amount is fully allowed for due to uncertainty regarding collectibility.


          During December 2002, the Company entered into a Settlement and Release Agreement with Nexia Holdings (Nexia) and subsidiaries of Nexia, Hudson Consulting Group, Inc. (Hudson) and Wasatch. The agreement called for the Company to release and discharge Wasatch from its promissory note in the amount of $156,500 and release its deed of trust on a piece of real property, Hudson and Nexia to discharge the Company from any and all charges, claims and rights to all loans of funds that have been made by them to the Company.


          On May 7, 2003, the Company entered into a consulting agreement with Hudson whereby the Company agreed to pay Hudson on a monthly basis the greater of $10,000 cash or the total monthly billings from Hudson. The initial term of the agreement is twelve months.

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                            December 31, 2003 and 2002



          Throughout 2003, the Company engaged in various transactions with Hudson, including Hudson receiving $64,913 in cash from sale of common stock. As of December 31, 2003, the Company owed Hudson a net amount of $22,952.

          Throughout 2003, the Company engaged in several transactions with former subsidiaries. As of December 31, 2003, the Company had accounts payable to former subsidiaries as follows:

                                       Salt Lake Development       $       1,500
                                       Nexia                              35,188
                                                                   -------------
                                       Total                       $      36,688
                                                                   =============

NOTE 4 - FIXED ASSETS

          Fixed assets consist of the following at December 31, 2003:

          Furniture and equipment                                   $      1,279
          Accumulated depreciation                                         (280)
                                                                    ------------
                                                                    $        999
                                                                    ============
          For the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $160 and $5,237, respectively.

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


NOTE 6 - COMMON STOCK

           On May 19, 2003, the Company conducted a 30 for 1 issued stock split of all its outstanding common shares. All references to common issued stock or stock options granted prior to May 19, 2003 have been retroactively restated to reflect this split.

           During 2002, the Company issued 23,333 shares of common stock for cash and deferred consulting in the amount of $77,000. The value of the shares was deferred and amortized over the term of the underlying consulting agreement through March 2003. During April 2003, half of the shares, or 11,667 were returned and canceled. Expense associated with the amortization amounted to $12,833 and $25,667 for the years ended December 31, 2003 and 2002, respectively.

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 6 - COMMON STOCK (CONTINUED)

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

           During 2003 16,667 of these shares were returned to the Company and canceled along with related subscription receivable of $90,000. The Company has $45,000 in subscriptions receivable at December 31, 2003.

           During 2002, the Company issued 52,350 shares of common stock as collateral on a loan for a former subsidiary (see Note 3). The shares were valued at $408,333, which has been recorded as related party receivable at December 31, 2002.

           During 2003, the Company issued 1,066,667 shares of common stock to officers as compensation for services rendered valued at $640,000.

           During 2003, the Company issued 29 fraction shares of common stock. The issuance had no effect on stockholders' equity.

           During 2003, 11,667 shares of previously issued common stock for deferred consulting services were returned to the Company and subsequently canceled. The value of the returned shares was $38,500.

           During 2003, 52,351 shares of common stock previously issued to an officer as collateral guarantee for related party debt were returned and subsequently canceled. The value of the returned shares was $408,333.

           During 2003 the Company issued 1,039,108 shares of common stock for cash of $64,413.


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

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002


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

          On April 17, 2002, the Company granted 17,500 stock options to employees for services rendered. These options were issued with exercise prices of $15.00, $22.50, and $30.00 per share with terms of from one to two years. During August, September and December 2002, all of these options were canceled.

          On April 17, 2002, the Company granted 6,667 stock options to an outside consultant for services rendered. These options were issued with exercise prices of $15.00, $22.50, and $30.00 per share with a term of one year. During April 2003, these options expired unexercised.

          On September 3, 2002, the Company granted 76,667 stock options to employees for services rendered. These options were issued with exercise prices of $3.33, $4.50 and $5.40 per share with terms of one year. In September 2002, 27,163 options were exercised and 34,000 options were canceled. In September 2003, the remaining 15,504 of these options expired unexercised.

          On September 3, 2002, the Company granted 65,000 stock options to outside consultants for services rendered. These options were issued with an exercise prices of $4.50 per share and a term of one year. These options were canceled in September 2002.

          On September 18, 2002, the Company canceled 667 options issued to an employee in 2001. On October 15, 2002, the Company canceled 333 options issued to an employee in 2001.


          On December 11, 2002, the Company granted 16,667 stock options to an outside consultant for services rendered. These options were issued with an exercise price of $1.20 per share and a term of one year. These options were exercised on December 11, 2002.

          A summary of the status of the Company's outstanding stock options as of December 31, 2003 and 2002 and changes during the years then ended is presented below:

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002

NOTE 8 - STOCK OPTIONS (Continued)

                                       2003                         2002
                              ---------------------         --------------------
                                           Weighted                     Weighted
                                           Average                      Average
                                           Exercise                     Exercise
                               Shares       Price            Shares       Price
                              --------    ---------         ---------  ---------
  Outstanding, beginning of
  year                          32,989    $   16.77            11,818  $   31.03
  Granted                           -             -           182,500       7.50
  Expired/Canceled            (22,171)        10.20         (117,500)       7.89
  Exercised                          -            -          (43,829)       3.57

  Outstanding, end of year      10,818    $   26.92            32,989  $   16.77
                               ====================         ====================
  Exercisable                   10,818    $   26.92            32,989  $   16.77
                               ====================         ====================

                           Outstanding                         Exercisable
                --------------------------------------    ----------------------

                                Weighted
                  Number        Average       Weighted       Number     Weighted
                Outstanding    Remaining      Average     Exercisable    Average
   Range of     at Dec. 31,   Contractual     Exercise     at Dec. 31,  Exercise
Exercise Prices    2003           Life          Price         2003        Price
--------------- -----------   -----------     --------    ------------  --------
$   6.00 - 7.50         984          7.36     $   7.36             984  $   7.36
     18.00              167          2.89        18.00             167     18.00
     29.06            9,667          2.74        29.06           9,667     29.06
$  6.00 - 29.06      10,818          2.75     $  26.92          10,818  $  26.92
                ================================================================

           Of the 182,500 options issued in fiscal 2002, 159,167 were issued to employees or employee directors and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized. There were no options issued during fiscal 2003. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:
                                                         For the Years Ended
                                                              December 31,
                                                     ---------------------------
                                                        2003            2002
                                                     ----------    -------------

Net loss reported                                    $(814,820)    $ (4,265,263)
Pro Forma                                             (814,820)      (4,463,283)

Basic (loss) per share as reported                       (0.71)    $     (16.97)
Pro Forma                                                (0.71)          (17.76)

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 9 - TREASURY STOCK

          The Company accounts for its treasury stock at cost. During the year ended December 31, 2002 the Company purchased 4,933 shares of its common stock at a cost of $36,959 and canceled 20,821 shares at a cost of $710,650. At December 31, 2003, there were 1,107 shares of common stock reflected as treasury stock with a cost basis of $3,202.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
          A legal action was filed in September 1993 against the Company seeking the cleanup of tires and potentially toxic paint drums at a plant in Canton,Illinois, then owned by a consolidated subsidiary of the Company. On September 28, 1995, the Illinois Environmental Protection Agency (IEPA) informed the Company it was rejecting the proposed plan of the Company for tire cleanup, and would send its own contractor to remove the remaining tires. The Company sought relief from this decision from the Circuit Court in Fulton County, Illinois. After a hearing on October 10, 1995, the Circuit Court denied any relief to the Company. Both the Company and the IEPA contractor removed tires. The State filed an action before the Illinois Pollution Control Board seeking to recover $326,154 as costs incurred to remove the tires and an equal amounts as punitive damages. An award for costs of $326,154 was entered against the Company. On August 25, 1999, the Company entered into an agreement whereby the award is to be paid in quarterly installments of $20,000 at an interest rate of 5.45%. At December 31, 2003, the Company had made only $155,000 of the $340,000 of payments it was supposed to have made by that time per the payment schedule. The unpaid balance at December 31, 2003 is $234,864.

          In January 2000 the United Startes Environmental Protection Agency forwarded to the Company and to Thistle Holdings Inc. letters informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. The Company declined to involve itself in the clean-up process.

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

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          A legal action was filed in February 2003 against the Company by the Utah State Tax Commission seeking payment of a total of $33,114 in taxes, costs, and interest due to the State of Utah. Upon the acquisition of funds or other assets sufficient to retire the obligation management intends to resolve the claim with the state. The unpaid balance at December 31, 2003 is $34,680 plus $2,008 of additional accrued interest for a total of $36,668.

          During March 2002, the Company entered into a two year Investment Banking Agreement (Banking Agreement). The Banking Agreement called for the payment of a $50,000 retainer and $5,000 per month in exchange for merger and acquisition referrals. Subsequently, the Company terminated the agreement for failure to produce an acceptable referral lead and demanded the return of the $50,000. During the year ended December 31, 2002, the Company has allowed for the receivable. During the year ended December 31, 2003, the Company recovered $5,000 of amounts due.

          During September 2002, the Company entered into a one year Consulting Agreement (Agreement) for services in connection with identifying a potential merger or acquisition candidate. As part of the agreement, the Company issued 23,334 shares of its common stock for $700. The stock was valued at the market price on the date of issue, or $3.30 and the total value was recorded as deferred consulting expense as an offset to stockholders' equity which was amortized through March 2003, when the agreement was cancelled and half, or 11,667, of the shares were returned and cancelled. Additionally, the Company received 9,100,012 shares of Nexia common stock, the former wholly owned subsidiary of the Company spun-off in a pro-rata distribution to its shareholders in December 2002. The shares have a zero basis at December 31, 2003.


NOTE 11- DISCONTINUED OPERATIONS

          Effective December 10, 2002, the Company decided to distribute 100% of its ownership in Nexia Holdings, Inc. and Subsidiaries (Nexia) to its shareholders through a pro-rata distribution of Nexia shares. The distribution has been accounted for as a spin-off and all operations of Nexia have been reflected as discontinued operations.

          The following is summary of the loss from discontinued operations:

                                                                    For the Year
                                                                        Ended
                                                                     December31,
                                                                        2002
                                                                    ------------
          REVENUE

          Consulting revenue                                        $    219,458
          Consulting revenue - related parties                                 -
          Rental revenue                                                 894,722
                                                                    ------------
          Total Revenue                                             $  1,114,180
                                                                    ------------

                                 AXIA GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           Notes to Financial Statements
                             December 31, 2003 and 2002

NOTE 11 - DISCONTINUED OPERATIONS (CONTINUED)


          COST OF REVENUE

          Cost associated with consulting revenue                  $     624,289
          Cost associated with rental revenue                          1,204,148
          Interest expense associated with rental revenue                382,129
                                                                   -------------

          Total Cost of Revenue                                        2,210,566
                                                                   -------------
          GROSS MARGIN (DEFICIT)                                     (1,096,386)
                                                                   -------------

          EXPENSES

          Impairment of long-lived assets                                258,788
          Impairment of marketable securities                            593,148
          (Gain) loss on sale of marketable securities                  (40,044)
          Selling, general and administrative expense                  1,729,893
                                                                   -------------
          Total Expenses                                               2,541,785
                                                                   -------------
          LOSS FROM OPERATIONS                                       (3,638,171)

          OTHER INCOME (EXPENSE)

          Interest income                                                 10,071
          Interest expense                                                     -
          Other (expense) income                                          69,031
          Gain (loss) on disposal of assets                                4,159
                                                                   -------------
          Total Other Income (Expense)                                    83,261
                                                                   -------------
          LOSS BEFORE MINORITY INTEREST AND
          INCOME TAXES                                               (3,554,910)

          MINORITY INTEREST                                               90,449
                                                                   -------------
          LOSS BEFORE INCOME TAXES                                   (3,464,461)

          PROVISION FOR INCOME TAXES                                           -
                                                                   -------------
          NET LOSS                                                   (3,464,461)

          OTHER COMPREHENSIVE INCOME

          Change in marketable securities                                212,735
                                                                   -------------
          TOTAL COMPREHENSIVE LOSS                                 $ (3,251,726)
                                                                   =============

          No income tax benefit has been attributed to the loss from discontinued operations.

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 12 - SUBSEQUENT EVENTS

        On January 29, 2004, the Company entered into several related party transactions as follows:

            o The Company transferred 9,100,012 shares of Nexia common stock to Hudson Consulting Group, Inc. (Hudson) in payment of amounts payable under the Company's consulting agreement with Hudson (see Note 10).

            o The Company assigned its rights to a $45,000 subscription receivable to Diversified Holdings I, Inc. (DHI).

            o The Company assigned its rights to a certain securities pledged as collateral for payment of amounts due under a cancelled Banking Agreement (see Note 10) to DHI.

        On February 20, 2004, the Company issued 100,000 shares of common stock pursuant to a Fee Agreement for services rendered, valued at the market price of the common stock on the date of issue of $0.01 per share, or $11,000.

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

ITEM 8-A.   CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                      Directors, Executive Officers and Control Persons


Name                  Age      Position(s)
Richard Surber        31        President, Chief Executive Officer and Director
Gerald Einhorn        63        Vice-President, Secretary and Director

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

He has been an officer and director of several public companies, including: eLocity Networks Corp., an Internet company unrelated to Axia (president and director form June 1999 to April 10, 2000); Nexia Holdings, Inc., formerly a shell company which then acquired most of Axia's holdings in exchange for stock (president and director from May 1999 to the present); Wichita Development Corporation, owner of an office building in Wichita, Kansas (officer and director December 15, 1999 to 2003); and Golden Opportunity Development Corporation ("GODC"), a former majority owned subsidiary of Axia, (president and director from September 1999 to December 19, 2001). GODC's operations (until January 4, 2002), consisted of operating a 134 room motel in Baton Rouge, Louisiana.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Axia, Axia is not aware of any person who at any time during the fiscal year ended December 31, 2003 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of Axia, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


Code of Ethics

Axia has not adopted a code of ethics that apply to its officers and employees because the Company has no significant operations. The board of directors which is at present comprised of management. Furthermore, Richard Surber, Axia's president and director holds a controlling shareholder interest in Axia. Consequently, the board believes there is no reason at this stage in Axia's development to adopt a code of ethics. Upon acquiring or commencing significant operations, Axia will adopt an appropriate code of ethics.

ITEM  10.      EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of Axia, other than Richard Surber, during the years 2001 through 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, Axia's Chief Executive Officer for the past three years.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                     Long Term Compensation

                                                                   Awards                 Payouts
                                                            Restricted  Securities
Name and                                     Other Annual     Stock     Underlying     LTIP     All Other
Principal        Year    Salary     Bonus    Compensation   Award(s)     Options     payouts  Compensation
Position                  ($)        ($)         ($)           ($)       SARs(#)       ($)        ($)
Richard Surber,  2003         -         -               -   333,333(3)           -         -             -
Chief Executive  2002    54,654         -               -            -           -         -             -
Officer          2001         -         -               -    20,000(1)  100,000(2)         -             -

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

(3) On May 2, 2003 Richard Surber received 333,333 shares of restricted common stock for services rendered to the Company by Mr. Surber.

Compensation of Directors

Axia's directors are each compensated through the payment of $300 for each meeting of the board of directors which they attend.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 9, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) all directors, and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided. As of April 9, 2004, there were 2,504,266 shares of common stock issued and outstanding.

   Title of Class            Name & Address of           Amount and Nature of    Percent of class
                              Beneficial Owner           Beneficial Ownership
--------------------- -------------------------------- ------------------------  -----------------
    Common Stock          Gerald Einhorn, Director         70,001 Direct(2)            2.79%
 ($0.001 par value)    268 West 400 South, Suite 300
                         Salt Lake City, Utah 84101
    Common Stock       Hudson Consulting Group, Inc.
 ($0.001 par value)    268 West 400 South, Suite 300          673,334(1)              26.89%
                         Salt Lake City, Utah 84101
    Common Stock      Richard D. Surber, CEO/Director  430,549 Direct(1 & 2&3)        17.19%
 ($0.001 par value)    268 West 400 South, Suite 300    673,334 Beneficial(1)       (1) 26.89%
                         Salt Lake City, Utah 84101
    Common Stock      Directors and Executive Officers as     1,173,884               19.99%
 ($0.001) par value       a Group (2 individuals)                                   (1) 26.89%
--------------------- -------------------------------- ------------------------  -----------------

(1) Hudson Consulting Group, Inc. is a subsidiary of Nexia Holdings, Inc. ("Nexia"). Mr. Surber is the president and a director of Hudson Consulting Group, Inc.

(2) On January 23, 2002, AXIA's Board of Directors authorized the issuance of 52,350 restricted shares of common stock of AXIA to Mr. Surber as further collateral, resulting from a decline in the value of AXIA stock, for a loan that Mr. Surber guaranteed on behalf of a subsidiary of AXIA. Of the total shares shown as directly held by Mr. Surber, 80,128 (5.58% of AXIA's total issued and outstanding) are held as collateral for that loan. These shares were subsequently granted outright to Mr. Surber on October 16, 2002 by AXIA's Board of Directors. On June 27, 2003, Mr. Surber agreed to return the 52,350 shares issued in January to the Company in return for the forgiveness of a $408,333 debt owed to AXIA by Kearns Development Corporation, a subsidiary of Nexia, that was incurred in relation to the issuance of these shares . On May 2, 2003, the Company issued Mr. Surber 333,334 shares of restricted common stock for services to the Company and to settle debts owed to him and issued 66,667 shares of restricted common stock for services to the Company and to settle debts owed to Mr. Einhorn.

(3) On January 23, 2002, AXIA's Board of Directors also authorized the issuance of 6,667 shares of its common stock as a signing bonus for a 3-year employment agreement with Mr. Surber. The issuance of those shares has been deferred, pending finalization of the employment agreement. The shares are not included in the direct total.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

On December 13, 2000, Axia entered into a Stock Pledge Agreement with Richard D. Surber ("Surber"), whereby Axia obtained Surber's personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of Axia. In exchange, Axia issued 27,778 (post-split) shares of its common stock to Surber. The Agreement calls for Surber to return his shares to Axia at such time as he is released from personal liability for the loan. Surber has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to Brighton Bank. On January 23, 2002 the Company's Board of Directors authorized an additional 52,351 (post-split) shares of restricted common stock to be issued to Mr. Surber to act as additional collateral for the personal guarantee of this loan. This action was taken as a result of the short fall between the market value of the original shares issued as collateral and the outstanding loan balance resulting from a decline in the value of the Company's common stock. The additional shares are subject to the same terms and conditions as the earlier issuance. As mentioned above, these shares were subsequently granted outright to Mr. Surber on October 16, 2002 by AXIA's Board of Directors. On June 26, 2003, the Company, Mr. Surber and Kearns Development Corporation entered into an agreement whereby the 1,570,513 (52,351 post-reverse) shares issued to Mr. Surber were returned to the Company and a debt in the sum of $408,333 of Kearns was forgiven by the Company.

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

During February 2002, the Company issued 1,000 shares of common stock for building improvements on behalf of Wasatch Capital Corporation (Wasatch). Wasatch's president and director is Richard Surber, the president of Axia. Wasatch is a former subsidiary of Axia. The shares were valued at the market price on the date of issuance, or $15.00 per share and a receivable for $15,000 was recorded.

During June 2002, the Company entered into a Settlement Agreement with Wichita Development (Wichita) and West Jordan Real Estate Holdings (WJREH), former majority owned subsidiaries of Axia, that shares a common president and director, Richard Surber. The agreement called for the Company to issue 45,502 shares of common stock to Wichita for payment of a note payable in the amount of $50,000 and for acceptance of a $18,254 receivable.

During December 2002, the Company entered into a Settlement and Release Agreement with Nexia Holdings, Inc. (Nexia) and subsidiaries of Nexia, Hudson Consulting Group, Inc. (Hudson) and Wasatch. The agreement called for the Company to release and discharge Wasatch from its promissory note in the amount of $156,500 and the release of its deed of trust on a piece of real property, Hudson and Nexia to discharge the Company from any and all charges, claims and rights to all loans of funds that have been made by them to the Company.

On May 2, 2003, Axia issued shares of its restricted common stock to Richard Surber, president of the Company received 333,333 shares of restricted common stock for services rendered by Mr. Surber and Gerald Einhorn, vice-president of the Company received 66,667 shares of restricted common stock for services rendered by Mr. Einhorn. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

On May 2, 2003 the Company entered into a Consultant Agreement with Hudson in which Hudson Consulting agreed to assist the Company in it's effecting the purchase of businesses and assets relative to its business and growth strategy, the preparation of reports and forms for filing with the SEC, including 8-Ks, annual and quarterly reports, replies and amendments to documents previously submitted to the SEC, advice concerning the acquisition of other operations or businesses, corporate governance issues and record maintenance, general business and financial issues consulting, and other services that may assist the Company in its plans and future The Company agrees to pay Consultant by issuing 666,667 (post-split) shares of restricted common stock, and a total of $10,000 in cash or the total amount of hourly billings reported by Consultant on a monthly basis, whichever is greater. Hudson's president and director is Richard Surber, the president and a director of the Company. Hudson was formerly a subsidiary of the Company.

Subsequent Events:

On January 29, 2004 to settle obligations the Company took the following actions:
        a. It assigned the rights to securities with a stated value of $50,000 due in the settlement of its litigation claim against America West Securities and Robert Kay to Diversified Holdings I., Inc.
        b. The Company also assigned its rights against Kevin Sheff for the return of 10,000 post- split shares of common stock issued in 2002 for a cash-less stock option exercise to Diversified Holdings I, Inc.
        c. As settlement of compensation due under the May 2, 2003 Consultant Agreement with Hudson Consulting Group, Inc. transferred 9,100,012 shares of Nexia common stock to Hudson.
        d. Signed a full release and settlement of all claims with Nexia Holdings, Inc., Wasatch Capital, Inc., Hudson Consulting Group, Inc. and West Jordan Real Estate Holdings, Inc.

The end result of these agreement was to resolve and settle all claims against the Company held by the named entities, all subsidiaries of Nexia Holdings, Inc. and of which Richard Surber, President of the Company, also serves as an officer and director. The purpose of the above described transaction was to settle various claims and further groom Axia as a public shell.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed the following Form 8-K reports during the period covered by this Form 10KSB

(1) On February 4, 2003, the Company filed a form 8K to report a dividend distribution to its shareholders of approximately 1,064,688 shares of common stock in Bottomline Home Loan.

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

(5) On September 4, 2003, the Company filed a Form 8-K disclosing its intent to cancel the Offshore Stock Purchase Agreement with First Colonial Trust.

Subsequent to the end of the year the Company filed the following Form 8-K reports: none.



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's principal independent accountants for the performance of our audit for the year ended December 31, 2002 and for the full fiscal year ended December 31, 2003 were HJ & Associates, LLC. The Company's previous independent accountants, Tanner + Co., performed the reviews of the Company's financial statements for the three quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. Fee incurred for 2003 and 2002 include services performed and fees charged by both firms.

        (i) Audit Fees. For the fiscal years ended 2003 and 2002, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $15,800 in 2003 and $63,382 for 2002.
        (ii) Audit-Related Fees. For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.
        (iii) Tax Fees. For the fiscal years ended 2003 and 2002 there were no fees billed for tax compliance services and there was no tax-planning advice provided. (iv) Other Fees. For the fiscal years ended 2003 and 2002 the aggregate fees billed for services other than services described above totaled $0.

Pre-approved Policy for Audit and Non-Audit Services

Axia does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to Axia engaging an accountant. All of the services rendered for Axia by HJ & Associates, LLC, were pre-approved by the board of directors of Axia.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of April, 2004.

                                          Axia Group, Inc.


                                          /s/ Richard Surber
                                          ----------------------------------
                                          Richard D. Surber, President and
                                          Chief Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                                      Date


/s/ Richard Surber     President, Chief Executive and Financial   April 14, 2004
------------------
Richard Surber

/s/ Gerald Einhorn
-----------------      Vice-President, Director                   April 14, 2004
Gerald Einhorn

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

3(i),4         *             Certificate of Determination of the Rights and
                             Preferences of Preferred Stock by Axia for
                             5,000,000 shares of preferred stock out of the 20,000,000 authorized (incorporated herein by reference from a Form 8- K filed on August 24,
                             2001).

3(iv)          *             Restatement of the Articles of Incorporation for
                             the Company, they will provide for specific authority for the Board of Directors of Axia to carry out forward and reverse splits of all classes of Axia's common shares. (Incorporated herein by reference from a Form 14C filed on March 21, 2003)

4              *             2004 Benefit Plan of Axia Group, Inc. (incorporated
                             herein by reference from Form S-8 filed February
                             25, 2004).

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

16(ii)         *             Letter from Mantyla McReynolds resigning as auditor
                             of Axia (incorporated herein by reference from Form
                             8-K filed September 17, 2001).

16(iii)        *             Letter from Mantyla McReynolds stating that it has
                             reviewed the disclosures in the Form 8-K and has no objection to the statement made within it
                             (incorporated herein by reference from Form 8-K filedSeptember 17, 2001).


MATERIAL CONTRACTS


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

Subsequent to December 31, 2003

10(i)(p)       25            Assignment and Release, dated January 23, 2004,
                             of all claims with Nexia Holdings, Inc., Wasatch
                             Capital, Inc., Hudson Consulting Group, Inc. and
                             West Jordan Real Estate Holdings, Inc.


31(i)          18            Certification Pursuant to 18 U.S.C.ss.1350 as
                             adopted pursuant to Section
                             906 of The Sarbanes-Oxley Act of 2002






* Documents incorporated by reference from previous filings.
** Incorporated by reference from Axia's Form 10-KSB for the period ended December 31, 1999

Exhibit 31(i)
               CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Axia Group, Inc. on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I Richard Surber, Chief Executive and Financial Officer of Axia Group, Inc. certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

        (1) the Annual Report on Form 10-KSB of Axia Group, Inc. to which this certificate is attached as an exhibit fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the financial information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of Axia Group, Inc.

        /s/Richard Surber
        ---------------------------
        Richard Surber
        Chief Executive and Financial Officer


        April 14, 2004

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

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                         /s/ Richard Surber
Date: April  14, 2004   -------------------------------------
                        Richard Surber, Chief Executive and Financial Officer
                        (principal financial and accounting officer)

Exhibit 10(i)(p)
                             Assignment and Release


        This Assignment ("Assignment"), effective January 23, 2004, by and between Axia Group, Inc., a Nevada company, with principal offices at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 ("Axia") and Diversified Holdings - I, Inc. ("DHI"), Wasatch Capital Corporation, ("Wasatch"), West Jordan Real Estate Holdings, Inc. ("West Jordan"), Nexia Holdings, Inc. ("Nexia") and Hudson Consulting Group, Inc. ("Hudson") (collectively referred to hereinafter as the "Parties").

                                    Recitals

A. Axia is the beneficiary of an Agreement with America West Securities and Robert Kay that provides for the settlement of claims arising from a March 29, 2002, "Investment Banking Agreement".

B. Axia will assign its rights to and ownership of obligations owed to Axia pursuant to the terms of the Agreement dated August 19, 2003 (the "Agreement") with America West Securities and Robert Kay to DHI..

C. Hudson will release all claims for unpaid fees under the May 2, 2003 Consultant Agreement between Axia and Hudson.

D. Axia will release all claims for obligations of Wasatch, West Jordan and Nexia that are owed to it as of the date hereof.
                             Assignment and Release

        NOW THEREFORE, based on the foregoing premises, which are incorporated herein by this reference, and for and in consideration of the mutual covenants and Assignments contained herein, and in reliance on the representations and warranties set forth in this Assignment, the benefits to be derived herein and for other good and valuable consideration, the sufficiency of which is hereby expressly acknowledged, the Parties agree as follows:

        1. Axia does hereby transfer, assign and set over to DHI and DHI hereby accepts the rights to and ownership of the Agreement and all rights arising therefrom.

        2. Axia agrees that as compensation for the assignment set forth herein, that the DHI subsidiary Hudson Consulting Group, Inc. will treat this assignment as satisfaction of Axia's obligations to Hudson pursuant to the May 2, 2003 Consultant Agreement between Axia and Hudson and other good and valuable services provided to Axia.

        3. Axia hereby release and discharges Wasatch, West Jordan and Nexia from all debts and obligations that each of these parties may owe to Axia as of the date hereof.

IN WITNESSETH WHEREOF, the parties have executed this Assignment.

Axia Group, Inc.                    Diversified Holdings - I, Inc  Hudson Consulting Group, Inc.


/s/ Gerald Einhorn                  /s/ Richard Surber             /s/ Richard Surber
Gerald Einhorn, Vice-President      Richard Surber, President      Richard Surber, President




Wasatch Capital Corporation         West Jordan Real Estate        Nexia Holding, Inc.
                                    Holdings, Inc.



/s/ Richard Surber                  /s/ Richard Surber             /s/ Richard Surber
Richard Surber, President           Richard Surber, President      Richard Surber, President

                                     Page 24