Form 10QSB
period 2004-03-31
AXIA GROUP INC/UT
filed 2004-05-21
CIK 788738

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from            to            .
                                                    ----------    ------------


         Commission file number:  I-9418
                                  ------


                              AXIA GROUP INC.
        (Exact name of small business issuer as specified in its charter)





      Nevada                                                  87-0509512
     --------                                                ------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



            268 West 400 South, Salt Lake City, Utah           84101
           ------------------------------------------       ------------
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


The number of outstanding shares of the issuer's common stock, $0.001 par value , as of May 17, 2004 was 2,753,766, outstanding shares of the issuer's preferred stock, $0.001 par value, as of May 17, 2004, was 1,000.

                              TABLE OF CONTENTS

                                   PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4

ITEM 3.  CONTROLS AND PROCEDURES ..............................................5
                                   PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................5

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES...............................5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Axia" or the "Company" refers to Axia Group, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Audited balance sheets for Axia as of December 31, 2003, as well as unaudited, interim financial statements including balance sheets as of March 31, 2004 , and statements of operations, and statements of cash flows for the interim period of three months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

ITEM 1.     FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS (Unaudited)
                                                                            PAGE

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-4

Statements of Stockholders' Deficit..........................................F-5

Statements of Cash Flows.....................................................F-7

Notes to Financial Statements................................................F-9

                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------

                                             March 31,              December
                                               2004                 31, 2003

                                         ----------------       ----------------
   CURRENT ASSETS
    Cash                                 $          1,856       $              -
    Other receivables                                 450                      -
      Total Current Assets                          2,306                      -
                                         ----------------       ----------------

   FIXED ASSETS
    Property, net                                     959                    999
                                         ----------------       ----------------

   TOTAL ASSETS                          $          3,265       $            999
                                         ================       ================




     The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Continued)
                                   (Unaudited)


                                              March 31,           December 31,
                                                2004                  2003
                                          ----------------      ----------------
   Current Liabilities
    Accounts payable                      $         30,106      $         47,563
    Utah State Tax Commission liability             36,248                35,914
    IL EPA liability                               237,043               234,864
    Other payables                                   1,500                36,688
    Related party payable, net (Note 3)                  -                21,452
                                          ----------------      ----------------
     Total Current Liabilities                     304,897               376,484
                                          ----------------      ----------------
TOTAL LIABILITIES                                  304,897               376,484
                                          ----------------      ----------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED
STOCK, $001 PAR VALUE, 50,000,000 SHARES
AUTHORIZED, 1,000 SHARES ISSUED AND
OUTSTANDING                                          5,000                 5,000
                                          ----------------      ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value,
1,000,000,000 shares authorized,
2,504,266 and 2,404,266 shares issued
and outstanding , respectively                       2,504                 2,404
  Additional paid in capital                    18,623,689            18,475,909
  Treasury stock, 1,107 shares at cost             (3,202)               (3,202)
  Stock subscription receivable                   (45,000)              (45,000)
  Deferred consulting fee                         (10,000)                     -
  Deficit accumulated prior to the
development stage                             (17,995,776)          (17,995,776)
  Deficit accumulated during the
development stage                                (878,847)             (814,820)
                                          ----------------      ----------------
Total Stockholders' Equity (Deficit)             (306,632)             (380,485)
                                          ----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                          $          3,265      $            999
                                          ================      ================

   The accompanying notes are an integral part of these financial statements

                              AXIA GROUP, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)


                                                               From Inception of
                                                               Development Stage
                              Three Months Ended                 on January 1,
                                March 31, 2004                    2003 through
                        ------------------------------------        March 31
                             2004                  2003               2004
                        ---------------       --------------   -----------------


REVENUE                 $             -       $            -   $               -

EXPENSES
   Selling, general &
   administrative
   expenses                      64,027               43,450             885,347
                        ---------------       --------------   -----------------
       Total Expenses   $        64,027       $       43,450   $         885,347
                        ---------------       --------------   -----------------

LOSS FROM OPERATIONS           (64,027)             (43,450)           (885,347)
                        ---------------       --------------   -----------------

OTHER INCOME (EXPENSE)
    Interest Expense                  -              (2,977)                   -
    Other income                      -                    -               6,500
                        ---------------       --------------   -----------------
Total Other Income
(Expense)                             -              (2,977)               6,500
                        ---------------       --------------   -----------------

NET LOSS                $      (64,027)       $     (46,427)   $       (878,847)
                        ===============       ==============   =================


    NET LOSS PER SHARE  $        (0.03)       $       (0.12)
                        ===============       ==============

    WEIGHTED AVERAGE
    COMMON SHARES
    OUTSTANDING               2,448,967              378,785
                        ===============       ==============



   The accompanying notes are an integral part of these financial statements

                               AXIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       Statements of Stockholders' Deficit

                                                             Additional                      Stock
                                      Common Stock            Paid-in        Treasury     Subscription    Deferred     Accumulated
                                   Shares        Amount       Capital         Stock        Receivable    Consulting      Deficit
                                ------------   ----------   ------------   ------------   ------------   ----------   --------------

Balance, December 31, 2002           379,892   $      380   $ 17,882,021   $    (3,202)   $  (135,000)   $ (51,333)   $ (17,995,776)

Amortization of deferred
consulting expense                         -            -              -              -              -       12,833                -

Common stock issued to
officers and directors
for services rendered              1,066,667        1,067         638,93              -              -      (77,00)                -

Fractional share adjustment
for reverse stock split                (716)          (1)              1              -              -            -                -

Return and cancellation of
shares issued for deferred
consulting                          (11,667)         (12)       (38,488)              -              -       38,500                -

Return and cancellation of
shares issued to officer as
collateral for loan guarantee       (52,351)         (52)      (408,281)              -              -            -                -

Contributed capital                        -            -        428,333              -              -            -                -

Return and cancellation of
common shares issued for a
stock subscription                   (16,667)        (17)       (89,983)              -         90,000            -                -

Issuance of common shares
for cash                            1,039,108       1,039         63,374              -              -            -                -

Net loss for the year ended
December 31, 2003                           -           -              -              -              -            -        (814,820)
                                 ------------   ---------   ------------   ------------   ------------   ----------   --------------

Balance, December 31, 2003          2,404,266   $   2,404   $ 18,475,909   $    (3,202)   $   (45,000)   $        -   $ (18,810,596)
                                 ------------   ---------   ------------   ------------   ------------   ----------   --------------



   The accompanying notes are an integral part of these financial statements.

                               AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  Statements of Stockholders' Deficit (Continued)

                                                             Additional                      Stock
                                         Common Stock          Paid-in       Treasury     Subscription    Deferred     Accumulated
                                     Shares        Amount      Capital        Stock        Receivable    Consulting      Deficit
                                  ------------   ---------   -----------   ------------   ------------   ----------   --------------

Balance, December 31, 2003           2,404,266   $   2,404   $18,475,909   $    (3,202)   $   (45,000)   $        -   $ (18,810,596)

Transfer of zero-basis stock
in settlement of obligations
(Unaudited)                                  -           -       124,880              -              -     (10,000)                -

Issuance of shares for service
(Unaudited)                            100,000         100        22,900              -              -            -                -

Net loss for the quarter ended
 March 31, 2004  (Unaudited)                 -           -             -              -              -            -         (64,027)
                                  ------------   ---------   -----------   ------------   ------------   ----------   --------------

Balance, March 31, 2004
(Unaudited)                          2,504,266   $   2,504   $18,623,689   $    (3,202)   $   (45,000)   $ (10,000)   $ (18,874,623)
                                  ============   =========   ===========   ============   ============   ==========   ==============


                             Accumulated deficit prior to the development stage                                       $ (17,995,776)

                             Accumulated deficit during the development stage                                              (878,847)
                                                                                                                      --------------

                             Accumulated deficit                                                                      $ (18,874,623)
                                                                                                                      ==============







  The accompanying notes are an integral part of these financial statements.

                               AXIA GROUP, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                              From Inception of
                                                              Development Stage
                                                              on January 1, 2003
                                   Three Months Ended              through
                                        March 31                March 31, 2004
                             -------------------------------
                                  2004              2003
                             --------------    -------------  ------------------
Cash Flows From
Operating Activities
 Net loss                    $     (64,027)    $    (46,427)  $        (878,847)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Services rendered in lieu
  of payment of related party             -                -              53,254
  receivables
  Allowance for bad debts                 -                -            (33,254)
  Depreciation and amortization          40               40                 200
  Issued common stock and stock
  options for services               23,000                -             663,000
  Amortization of deferred
  consulting                              -           19,250              12,833
 Changes in operating assets
 and liabilities:
   (Increase) decrease other
   assets                                 -               96                  96
   Increase (decrease) in
   accounts  payable               (17,456)            2,727            (10,512)
   Increase in accrued and
   other liabilities                    330            2,976              38,255
   Increase in Illinois EPA
   liability                          2,179                -              13,081
   Increase in refundable
   deposit                            (450)                -               (450)
   Increase in related party
   payable                           58,240           21,243              79,692
                             --------------    -------------  ------------------
 Net Cash Provided by
 (Used In) Operating
 Activities                           1,856             (95)            (62,652)
                             --------------   --------------  ------------------
Cash Flows From Investing
Activities                   $            -   $            -  $                -
                             --------------   --------------  ------------------


   The accompanying notes are an integral part of these financial statements.

                                 AXIA GROUP, INC.
                          (A Development Stage Company)
                       Statements of Cash Flows (Continued)

                                                              From Inception of
                                    Three Months Ended        Development Stage
                                         March 31            on January 1,  2003
                               ---------------------------         through
                                   2004           2003         March 31, 2004
                               ------------   ------------   -------------------




CASH FLOWS FROM FINANCING
 ACTIVITIES

     Common stock issued
      for cash                 $          -   $          -   $            64,413
                               ------------   ------------   -------------------
     Net Cash Provided By
      Financing Activities                -              -                64,413
                               ------------   ------------   -------------------
     Net Increase (Decreased)
      In Cash                         1,856           (95)                 1,761

CASH, BEGINNING OF YEAR                   -             95                    95
                               ------------   ------------   -------------------
CASH, END OF YEAR              $      1,856   $          -   $             1,856
                               ============   ============   ===================
SUPPLEMENTAL DISCLOSURE OF
  INFORMATION

Cash paid during the year for
 interest                      $          -   $          -   $                 -
Cash paid during the year for
 income taxes                  $          -   $          -   $                 -

SUPPLEMENTAL DISCLOSURE OF NON-
 CASH INVESTING AND FINANCING
 ACTIVITIES

Common stock and options issued
  for services                 $     23,000   $    640,000   $           663,000
Return and cancellation of
  common stock issued for
  deferred consulting          $          -   $     38,500   $            38,500
Collectibility of debt
  formerly written off         $          -   $  (428,333)   $         (428,333)
Return and cancellation of
  common stock issued as
  collateral for deferred
  consulting                   $          -   $    408,281   $           408,281
Return and cancellation of
  common stock issued for a
  subscription receivable      $          -   $     90,000   $            90,000


   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                           (A Development Stage Company)
                           Notes to Financial Statements
                        March 31, 2004 and December 31, 2003

 NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

           The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2004 of $18,874,623, and has a working capital deficit of $302,591 at March 31, 2004 all of which raise substantial doubt about the Company's ability to continue as a going concern.

          There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -  RELATED PARTY TRANSACTION

          During the first quarter of 2004 the Company transferred 9,100,012 common shares of Nexia Holdings, Inc. to Hudson Consulting Group, Inc. in full extinguishment of all amounts owed to Hudson and/or Nexia (Hudson consolidates into Nexia) including a consulting agreement with Hudson that expires in May 2004. Accordingly, $10,000 has been recognized as deferred consulting at March 31, 2004 to be expensed in subsequent period. Because the Company and Hudson are related parties through common management, no gain was recognized on the extinguishment of debt. Instead, the debt extinguishment increased the Company's additional paid-in capital by $124,880.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Forward Looking Statements
            --------------------------

            The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Axia to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Axia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Axia or any other person that the objectives and plans of Axia will be achieved.

            General
            -------

            Axia was a holding company that operated in two primary areas of business: acquiring, leasing and selling real estate; and, providing financial consulting services. These operations were spun-off in December of 2002 and Axia has no current operations.

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

ITEM 3.     CONTROLS AND PROCEDURES

            Axia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(C)) under the Securities Exchange Act of
            1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                                       PART II

ITEM 1.     LEGAL PROCEEDINGS

            During the first quarter of 2004, no material developments occurred regarding Axia's legal proceedings. For more information please see Axia's Form 10-KSB for the year ended December 31, 2003.

ITEM 2.     CHANGES IN SECURITIES

            On February 20, 2004, the Company issued 100,000 shares of common stock to David L. Kagel, an attorney. The shares were issued pursuant to the S-8 Registration Statement of the Company in payment of a Fee Agreement for services rendered.

            Subsequent Events
            -----------------

            On April 2, 2004 pursuant to three separate settlement agreements the Company issued 111,000 shares of its common stock to Amos Varsha, 55,000 shares of common stock to William Roper and 33,500 shares of common stock to Anita Lea Reinharz. Each of these persons was a cash investor in the Company. All claims of the three named persons were settled and released in exchange for the shares issued to them. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

            On April 27, 2004 the Company authorized the issuance of 50,000 shares its restricted common stock to Elias Roussos to settle any and all claims that Mr. Roussos held against the company. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            On April 2, 2004 the Company approved the settlement of all claims held by Barry M. Burbank in exchange for transferring to Mr. Burbank 500,000 shares of the common stock of Nexia Holdings, Inc. The shares of Nexia were investment shares held by the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits. Exhibits required to be attached by Item 601 of Regulation
            ---------
            S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b)         Reports on Form 8-K. The Company filed the following reports on Form
            --------------------
            8-K during the quarter for which this report is filed.

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 20th day of May 2004.

           Axia Group, Inc.
            /s/ Richrd D. Surber
           -------------------------------
           Richard D. Surber,
           President, Chief Executive and Financial Officer and Director

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

3(iv)        *             Restatement of the Articles of Incorporation for the
                           Company, they will provide for specific authority for the Board of Directors of Axia to carry out forward and reverse splits of all classes of Axia's common shares. (Incorporated herein by reference from a Form 14C filed on March 21, 2003)

Material
--------
Contracts
---------

10(i)(p)      *            Assignment and Release, dated January 23, 2004, of
                           all claims with Nexia Holdings, Inc., Wasatch
                           Capital, Inc., Hudson Consulting Group, Inc. and West
                           Jordan Real Estate Holdings, Inc. (Incorporated herein by reference from the 10- KSB of the Company filed on April 15, 2004).

10(i)(q)      12           Settlement Agreement and Release of all claims of
                           Barry M. Burbank against Axia Group, Inc. in exchange for the delivery of 500,000 shares of Nexia Holdings, Inc. common stock.

10(i)(r)      14           Settlement Agreement and Release of all claims of
                           Anita Lea Reinharz against Axia Group, Inc. in exchange for the delivery of 33,500 shares of the Company's common stock.

10(i)(s)      16           Settlement Agreement and Release of all claims of
                           William Roper against Axia Group, Inc. in exchange for the delivery of 55,000 shares of the Company's common stock.

10(i)(t)      18           Settlement Agreement and Release of all claims of
                           Amos Varsha against Axia Group, Inc. in exchange of the delivery of 111,000 shares of the Company's common stock.

31(i)         9            Certification Pursuant to 18 U.S.C.ss.1350, as
                           adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002

32(i)         10           Certification Pursuant to 18 U.S.C.ss. 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

Exhibit 32(I)

                          CERTIFICATION PURSUANT TO
                              18 U.S.C. ss. 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Axia Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Surber, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

         Richard Surber


         ------------------------------------
         Chief Executive and Financial Officer
         May    , 2004

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

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (d) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date: May  , 2004                           By: /s/ Richard Surber
                                            Richard Surber, the president, CEO
                                            and CFO of Axia Group, Inc.

Exhibit 10(i)(q)
                              SETTLEMENT AGREEMENT
                                      AND
                                   RELEASE

         This Settlement Agreement and Release (the "Agreement") is entered into
as of the   day of March, 2004, by and between Barry M. Burbank, an individual
("Burbank") and Nexia Holdings, Inc., a Nevada corporation and Axia Group, Inc., a Nevada corporation, hereinafter jointly referred to as "Nexia".

RECITALS

         A. WHEREAS, Burbank held 10,000 shares of the common stock of Axia Group, Inc. on the record date to receive a dividend of 26 shares of Nexia Holdings, Inc. common stock for each share of Axia Group, Inc. owned by him on that date: and

         B. WHEREAS, Burbank has alleged that such shares were never delivered nor received by him nor by any third-party for his benefit and as such the parties may have unresolved claims and charges against each; and.

         C. WHEREAS, the parties desire in exchange for the releases and promised delivery designated herein to release and discharge any and claims that exist between the parties hereto and to resolve all disputes outstanding between them without the necessity of legal action;

         NOW THEREFORE, in consideration of the mutual covenants contained herein which are acknowledge to be good and valuable consideration the parties agree as follows:

         1. Nexia shall deliver to Burbank 500,000 shares of Nexia Holdings, Inc. common stock, from the shares held by Axia Group, Inc. as undeliverable or unknown addresses.

         2. Nexia shall authorize the transfer and/or the release of any and all legends or restrictions to such shares upon receipt of a proper request from Burbank, including an appropriate legal opinion that the shares should not bear a restrictive legend.

         3. Burbank and Nexia shall each release and discharge the other parties from any and all charges, claims and rights that were asserted or could have been asserted as to the other party upon the execution and performance provided for herein.

         4. Except as expressly set forth in this agreement, the parties hereby release, acquit and forever discharge each other, their present and former officers, directors, members, employees, affiliates, owners, partners, attorneys, agents, successors and assigns, of and from any and all claims, demands, promises, costs, damages, expenses and/or causes of action of any nature whatsoever, which exist or may exist, as of the date of this agreement, including, but not limited to, those claims which are made or could be made in a legal action, whether known or unknown, liquidated or contingent. In this regard, the parties acknowledge and represent that they have made their own investigation with respect to the claims involved in any prior dealings and the advisability of settlement and that they have not relied upon any representations of any other party to this agreement in agreeing to settlement of the all claims and the mutual release contained herein.

         5. The parties acknowledge and agree that this agreement is entered into in settlement and compromise of disputed or potential claims and shall not constitute an admission of any evidence of wrongdoing by any party and that each party denies any liability to any other party to this agreement.

         6. Should legal action be necessary to enforce, construe, rescind, terminate or recover for the breach of the provisions of this agreement, the prevailing part or parties shall be entitled to recover all costs of suit, including reasonable attorney's fees.

         7. This Agreement shall be governed by and construed in accordance with the Laws of the State of Utah.

         8. The individuals signing this Agreement warrant that they have full authority to bind their principals as parties to this Agreement.

         IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first above written.

         BARRY M  BURBANK                                 NEXIA HOLDINGS, INC.


              /s/ Barry M. Burbank                       By: /s/ Richard Surber
              --------------------                          -------------------
                                                            Title: President

         AXIA GROUP, INC.

         By: /s/ Richard Surber
         Title: President

Exhibit 10(i)(r)
                               SETTLEMENT AGREEMENT
                                        AND
                                      RELEASE

         This Settlement Agreement and Release (the "Agreement") is entered into as of the day of April, 2004, by and between Anita Lea Reinharz, an individual ("Reinharz") and Axia Group, Inc., a Nevada corporation, ("Nexia").

                                    RECITALS

         A. WHEREAS, Reinharz delivered to Axia a total of $2,775 as an investment in the company: and

         B. WHEREAS, Reinharz has alleged that shares of Axia common stock were never delivered nor received by her nor by any third-party for her benefit and as such the parties may have unresolved claims and charges against each; and.

         C. WHEREAS, the parties desire in exchange for the releases and promised delivery designated herein to release and discharge any and all claims that exist between the parties hereto and to resolve all disputes outstanding between them without the necessity of legal action;

         NOW THEREFORE, in consideration of the mutual covenants contained herein which are acknowledge to be good and valuable consideration the parties agree as follows:

         1. Axia shall deliver to Reinharz 33,500 shares of Axia Group, Inc. common stock, (the "Shares").

         2. Reinharz and Axia shall each release and discharge the other parties from any and all charges, claims and rights that were asserted or could have been asserted as to the other party upon the execution and performance provided for herein.

         3. Except as expressly set forth in this agreement, the parties hereby release, acquit and forever discharge each other, their present and former officers, directors, members, employees, affiliates, owners, partners, attorneys, agents, successors and assigns, of and from any and all claims, demands, promises, costs, damages, expenses and/or causes of action of any nature whatsoever, which exist or may exist, as of the date of this agreement, including, but not limited to, those claims which are made or could be made in a legal action, whether known or unknown, liquidated or contingent. In this regard, the parties acknowledge and represent that they have made their own investigation with respect to the claims involved in any prior dealings and the advisability of settlement and that they have not relied upon any representations of any other party to this agreement in agreeing to settlement of the all claims and the mutual release contained herein.

         4. Reinharz has such knowledge and expertise in financial and business matters that she is capable of evaluating the merits and substantial risks of the acceptance of the Shares and is able to bear the economic risks relevant to the acceptance of the Shares hereunder and has received all information regarding Axia that she has requested and believes relevant to making an informed decision to acquire the Shares, including but not limited to filings by Axia with the Securities and Exchange Commission.

         5. Reinharz had individual gross income (exclusive of any income attributable to her spouse) of more than $200,000 in each of the most recent two tax years and she reasonably expects to have an individual gross income of excess of $200,000 for the current tax year. Reinharz is a sophisticated investor with experience in business and investment matters. Reinharz's investment in the Shares does not exceed 10% of her net worth.

         6. Reinharz is relying solely upon independent consultation with her professional, legal, tax, accounting and such other advisors as Reinharz deems to be appropriate in acquiring the Shares; Reinharz has been advised to and is hereby again advised to, and has consulted with, her professional tax and legal advisors with respect to any tax consequences of acquiring the Shares.

         7. The parties acknowledge and agree that this agreement is entered into in settlement and compromise of disputed or potential claims and shall not constitute an admission of any evidence of wrongdoing by any party and that each party denies any liability to any other party to this agreement.

         8. Reinharz understands that Axia is relying upon Reinharz's representations and warranties as contained in this Agreement in consummating the acquisition of the Shares and the settlement of claims as set forth herein.

         9. Should legal action be necessary to enforce, construe, rescind, terminate or recover for the breach of the provisions of this agreement, the prevailing part or parties shall be entitled to recover all costs of suit, including reasonable attorney's fees.

         10. This Agreement shall be governed by and construed in accordance with the Laws of the State of Utah.

         11. The individuals signing this Agreement warrant that they have full authority to bind their principals as parties to this Agreement.

         IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first above written.

         ANITA LEA REINHARZ                          AXIA GROUP, INC.
         /s/ Anita Lea Reinharz                      By: /s/ Richard Surber
                                                     Title: President

Exhibit 10(i)(s)
                              SETTLEMENT AGREEMENT
                                       AND
                                     RELEASE

         This Settlement Agreement and Release (the "Agreement") is entered into as of the day of April, 2004, by and between William Roper, an individual ("Roper") and Axia Group, Inc., a Nevada corporation, ("Nexia").

                                     RECITALS

         A. WHEREAS, Roper delivered to Axia a total of $5,500 as an investment in the company: and

         B. WHEREAS, Roper has alleged that shares of Axia common stock were never delivered nor received by him nor by any third-party for his benefit and as such the parties may have unresolved claims and charges against each; and.

         C. WHEREAS, the parties desire in exchange for the releases and promised delivery designated herein to release and discharge any and all claims that exist between the parties hereto and to resolve all disputes outstanding between them without the necessity of legal action;

         NOW THEREFORE, in consideration of the mutual covenants contained herein which are acknowledge to be good and valuable consideration the parties agree as follows:

         1. Axia shall deliver to Roper 55,000 shares of Axia Group, Inc. common stock, (the "Shares").

         2. Roper and Axia shall each release and discharge the other parties from any and all charges, claims and rights that were asserted or could have been asserted as to the other party upon the execution and performance provided for herein.

         3. Except as expressly set forth in this agreement, the parties hereby release, acquit and forever discharge each other, their present and former officers, directors, members, employees, affiliates, owners, partners, attorneys, agents, successors and assigns, of and from any and all claims, demands, promises, costs, damages, expenses and/or causes of action of any nature whatsoever, which exist or may exist, as of the date of this agreement, including, but not limited to, those claims which are made or could be made in a legal action, whether known or unknown, liquidated or contingent. In this regard, the parties acknowledge and represent that they have made their own investigation with respect to the claims involved in any prior dealings and the advisability of settlement and that they have not relied upon any representations of any other party to this agreement in agreeing to settlement of the all claims and the mutual release contained herein.

         4. Roper has such knowledge and expertise in financial and business matters that he is capable of evaluating the merits and substantial risks of the acceptance of the Shares and is able to bear the economic risks relevant to the acceptance of the Shares hereunder and has received all information regarding Axia that he has requested and believes relevant to making an informed decision to acquire the Shares, including but not limited to filings by Axia with the Securities and Exchange Commission.

         5. Roper had individual gross income (exclusive of any income attributable to his spouse) of more than $200,000 in each of the most recent two tax years and he reasonably expects to have an individual gross income of excess of $200,000 for the current tax year. Roper is a sophisticated investor with experience in business and investment matters. Roper's investment in the Shares does not exceed 10% of his net worth.

         6. Roper is relying solely upon independent consultation with his professional, legal, tax, accounting and such other advisors as Roper deems to be appropriate in acquiring the Shares; Roper has been advised to and is hereby again advised to, and has consulted with, his professional tax and legal advisors with respect to any tax consequences of acquiring the Shares.

         7. The parties acknowledge and agree that this agreement is entered into in settlement and compromise of disputed or potential claims and shall not constitute an admission of any evidence of wrongdoing by any party and that each party denies any liability to any other party to this agreement.

         8. Roper understands that Axia is relying upon Roper's representations and warranties as contained in this Agreement in consummating the acquisition of the Shares and the settlement of claims as set forth herein.

         9. Should legal action be necessary to enforce, construe, rescind, terminate or recover for the breach of the provisions of this agreement, the prevailing part or parties shall be entitled to recover all costs of suit, including reasonable attorney's fees.

         10. This Agreement shall be governed by and construed in accordance with the Laws of the State of Utah.

         11. The individuals signing this Agreement warrant that they have full authority to bind their principals as parties to this Agreement.

         IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first above written.

         WILLIAM ROPER                               AXIA GROUP, INC.
         /s/ William Roper                           By: /s/ Richard Surber
                                                     Title: President

Exhibit 10(i)(s)
                           SETTLEMENT AGREEMENT
                                   AND
                                 RELEASE

         This Settlement Agreement and Release (the "Agreement") is entered into as of the day of April, 2004, by and between Amos Varsha, an individual ("Varsha") and Axia Group, Inc., a Nevada corporation, ("Nexia").

                                  RECITALS

         A. WHEREAS, Varsha delivered to Axia a total of $11,100 as an investment in the company: and

         B. WHEREAS, Varsha has alleged that shares of Axia common stock were never delivered nor received by him nor by any third-party for his benefit and as such the parties may have unresolved claims and charges against each; and.

         C. WHEREAS, the parties desire in exchange for the releases and promised delivery designated herein to release and discharge any and all claims that exist between the parties hereto and to resolve all disputes outstanding between them without the necessity of legal action;

         NOW THEREFORE, in consideration of the mutual covenants contained herein which are acknowledge to be good and valuable consideration the parties agree as follows:

         1. Axia shall deliver to Varsha 111,000 shares of Axia Group, Inc. common stock, (the "Shares").

         2. Varsha and Axia shall each release and discharge the other parties from any and all charges, claims and rights that were asserted or could have been asserted as to the other party upon the execution and performance provided for herein.

         3. Except as expressly set forth in this agreement, the parties hereby release, acquit and forever discharge each other, their present and former officers, directors, members, employees, affiliates, owners, partners, attorneys, agents, successors and assigns, of and from any and all claims, demands, promises, costs, damages, expenses and/or causes of action of any nature whatsoever, which exist or may exist, as of the date of this agreement, including, but not limited to, those claims which are made or could be made in a legal action, whether known or unknown, liquidated or contingent. In this regard, the parties acknowledge and represent that they have made their own investigation with respect to the claims involved in any prior dealings and the advisability of settlement and that they have not relied upon any representations of any other party to this agreement in agreeing to settlement of the all claims and the mutual release contained herein.

         4. Varsha has such knowledge and expertise in financial and business matters that he is capable of evaluating the merits and substantial risks of the acceptance of the Shares and is able to bear the economic risks relevant to the acceptance of the Shares hereunder and has received all information regarding Axia that he has requested and believes relevant to making an informed decision to acquire the Shares, including but not limited to filings by Axia with the Securities and Exchange Commission.

         5. Varsha had individual gross income (exclusive of any income attributable to his spouse) of more than $200,000 in each of the most recent two tax years and he reasonably expects to have an individual gross income of excess of $200,000 for the current tax year. Varsha is a sophisticated investor with experience in business and investment matters. Varsha's investment in the Shares does not exceed 10% of his net worth.

         6. Varsha is relying solely upon independent consultation with his professional, legal, tax, accounting and such other advisors as Varsha deems to be appropriate in acquiring the Shares; Varsha has been advised to and is hereby again advised to, and has consulted with, his professional tax and legal advisors with respect to any tax consequences of acquiring the Shares.

         7. The parties acknowledge and agree that this agreement is entered into in settlement and compromise of disputed or potential claims and shall not constitute an admission of any evidence of wrongdoing by any party and that each party denies any liability to any other party to this agreement.

         8. Varsha understands that Axia is relying upon Varsha's representations and warranties as contained in this Agreement in consummating the acquisition of the Shares and the settlement of claims as set forth herein.

         9. Should legal action be necessary to enforce, construe, rescind, terminate or recover for the breach of the provisions of this agreement, the prevailing part or parties shall be entitled to recover all costs of suit, including reasonable attorney's fees.

         10. This Agreement shall be governed by and construed in accordance with the Laws of the State of Utah.

         11. The individuals signing this Agreement warrant that they have full authority to bind their principals as parties to this Agreement.

         IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first above written.

         AMOS VARSHA                                 AXIA GROUP, INC.


               /s/ Amos Varsha                       By: /s/ Richard Surber
                                                     Title: President