Form 10QSB
period 2004-06-30
AXIA GROUP, INC.
filed 2004-08-23
CIK 788738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ]      Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from            to              .
                                                   ------------  --------------


         Commission file number:  I-9418
                                  ------


                                AXIA GROUP INC.
                                ---------------
        (Exact name of small business issuer as specified in its charter)





        Nevada                                                  87-0509512
       --------                                                ------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



          1324 N. Magnolia Avenue, El Cajon, California          92020
          ---------------------------------------------          -----
              (Address of principal executive office)          (Zip Code)


                                 (619) 444-1919
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             --


The number of outstanding shares of the issuer's common stock, $0.001 par value , as of August 12, 2004 was 145,570,433, outstanding shares of the issuer's preferred stock, $0.001 par value, as of August 12, 2004, was: Series A 1,000 shares, Series B -0- shares, Series C 5,000,000 shares.

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

ITEM 2.  CHANGES IN SECURITIES.................................................6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Axia" or the "Company" refers to Axia Group, Inc., a Nevada corporation, and predecessors unless otherwise indicated. Audited balance sheets for Axia as of December 31, 2003, as well as unaudited, interim financial statements including balance sheets as of June 30, 2004 , and statements of operations, and statements of cash flows for the interim period of three months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

ITEM 1.       FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-9

                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS

                                          June 30,                 December
                                            2004                   31, 2003

                                      ------------------     -------------------
   CURRENT ASSETS                        (Unaudited)


      Cash                            $              197     $                 -
      Other receivables                              450                       -
                                      ------------------     -------------------
          Total Current Assets                       647                       -
                                      ------------------     -------------------

    FIXED ASSETS

      Property, net                                    -                     999
                                      ------------------     -------------------

TOTAL ASSETS                          $              647     $               999
                                      ==================     ===================




   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Continued)
                                   (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------
                                                  June 30,        December 31,
                                                   2004               2003
                                              ---------------   ----------------
   Current Liabilities                          (Unaudited)
      Accounts payable                        $        11,263   $         47,563
      Utah State Tax Commission liability              36,579             35,917
      IL EPA liability (Note 4)                       218,500            234,864
      Other payables                                      500             36,688
       Related party payable, net (Note 3)             16,443             21,452
                                              ---------------   ----------------

          Total Current Liabilities                   283,285            376,484
                                              ---------------   ----------------

TOTAL LIABILITIES                                     283,285            376,484
                                              ---------------   ----------------
COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED
STOCK, $001 PAR VALUE, 5,000,000 SHARES
AUTHORIZED, 1,000 SHARES ISSUED AND
OUTSTANDING                                             5,000              5,000
                                              ---------------   ----------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
34,988,000 shares authorized, -0- shares
outstanding                                                 -                  -
  Series B Preferred stock, $.001 par
value, 12,000 shares authorized, -0-
shares outstanding                                          -                  -
  Series C preferred stock, $.001 par
value, 10,000,000 shares authorized, -0-
shares outstanding                                          -                  -
Common stock, $.001 par value, 200,000,000
shares authorized, 12,753,766 and
 2,404,266 shares issued and outstanding,
respectively                                           12,754              2,404
  Additional paid in capital                       18,690,884         18,475,909
  Treasury stock, 1,107 shares at cost                (3,202)            (3,202)
  Stock subscription receivable                      (45,000)           (45,000)
  Deferred consulting fee                                   -                  -
  Deficit accumulated prior to the
  development stage                              (17,995,776)       (17,995,776)
  Deficit accumulated during the development
  stage                                             (947,298)          (814,820)
Total Stockholders' Equity (Deficit)                (287,638)          (380,485)
                                              ---------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $           647   $            999
(DEFICIT)                                     ===============   ================

   The accompanying notes are an integral part of these financial statements

                                                   AXIA GROUP, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                         From the
                                                                                       Beginning of
                                   For the Three Months      For the Six Months        Development
                                           Ended                    Ended               Stage on
                                          June 30                  June 30,             January 1,
                                  -----------------------   -----------------------    2003 through
                                     2004         2003          2004        2003       June 30, 2004
                                  ----------   ----------   ----------   ----------   ---------------

Revenue                           $        -   $        -   $        -   $        -   $             -

Expenses
    Selling, general and
  administrative expense              88,453      678,783      152,480      720,093           973,800
                                  ----------   ----------   ----------   ----------   ---------------

Total Expenses                        88,453      678,783      152,480      720,093           973,800
                                  ----------   ----------   ----------   ----------   ---------------

LOSS FROM OPERATIONS                (88,453)    (678,783)    (152,480)    (720,093)         (973,800)
                                  ----------   ----------   ----------   ----------   ---------------

Other Income (Expense)

   Interest Expense                        -      (3,458)            -      (8,575)                 -
   Other (expense) income                  -            -            -            -             6,500
   Gain (loss) on settlement
   of debt                            20,002            -       20,002            -            20,002
                                  ----------   ----------   ----------   ----------   ---------------

Total Other Income (Expense)          20,002      (3,458)       20,002      (8,575)            26,502
                                  ----------   ----------   ----------   ----------   ---------------

NET LOSS                          $ (68,451)   $(682,241)   $(132,478)   $(728,668)   $     (947,298)
                                  ==========   ==========   ==========   ==========   ===============

   Net loss per common shares,
   basic and diluted              $   (0.01)   $   (0.65)   $   (0.03)   $   (1.02)
                                  ==========   ==========   ==========   ==========

Weighted average common shares
outstanding-basic and diluted      7,403,574    1,049,022    4,938,802      716,305
                                  ==========   ==========   ==========   ==========



    The accompanying notes are an integral part of these financial statements

                                                      AXIA GROUP, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                             Statements of Stockholders' Deficit

                                                                             Additional      Stock
                                       Common Stock              Paid-in      Treasury    Subscription    Deferred     Accumulated
                                   Shares         Amount         Capital        Stock      Receivable    Consulting      Deficit
                                ------------  -------------  -------------  -----------  -------------  -------------  -------------

Balance, December 31, 2002           379,892  $         380  $  17,882,021  $   (3,202)  $   (135,000)  $    (51,333)  $(17,995,776)

Amortization of deferred
consulting expense                         -              -              -            -              -         12,833              -

Common stock issued to
officers and directors for
services rendered                  1,066,667          1,067         638,93            -              -              -              -

Fractional share adjustment
for reverse stock split                (716)            (1)              1            -              -              -              -

Return and cancellation of
shares issued for deferred
consulting                          (11,667)           (12)       (38,488)            -              -         38,500              -

Return and cancellation of
shares issued to officer as
collateral forloan guarantee        (52,351)           (52)      (408,281)            -              -              -              -

Contributed capital                        -              -        428,333            -              -              -              -

Return and cancellation of
common shares issued for a
stock subscription                  (16,667)           (17)       (89,983)            -         90,000              -              -

Issuance of common shares
for cash                           1,039,108          1,039         63,374            -              -              -              -

Net loss for the year
ended December 31, 2003                    -              -              -            -              -              -      (814,820)
                                 -----------  -------------  -------------  -----------  -------------  -------------  -------------

Balance, December 31, 2003         2,404,266          2,404     18,475,909      (3,202)       (45,000)              -   (18,810,596)

Transfer of zero-basis stock
in settlement of obligations
(Unaudited)                                -              -        124,880            -              -       (10,000)              -
                                 -----------  -------------  -------------  -----------  -------------  -------------  -------------

Balance Forward                    2,404,266  $       2,404  $  18,600,789  $   (3,202)  $    (45,000)  $    (10,000)  $(18,810,596)
                                 -----------  -------------  -------------  -----------  -------------  -------------  -------------



   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Statements of Stockholders' Deficit (Continued)

                                                                            Additional      Stock
                                       Common Stock             Paid-in      Treasury    Subscription     Deferred      Accumulated
                                   Shares        Amount         Capital        Stock      Receivable     Consulting       Deficit
                                ------------  -------------  -------------  -----------  -------------  -------------  -------------

Balance Forward                    2,404,266  $       2,404  $  18,600,789  $   (3,202)  $    (45,000)  $    (10,000)  $(18,810,596)

Issuance of shares for
services (Unaudited)                 100,000            100         22,900            -              -              -              -

Issuance of shares for
services (unaudited)                 249,500            250         27,195            -              -              -              -

Issuance of common shares
for cash (unaudited)              10,000,000         10,000         40,000            -              -              -              -

Amortization of deferred
consulting (unaudited)                     -              -              -            -              -         10,000              -

Net loss for the six months
ended June 30, 2004
(Unaudited)                                -              -              -            -              -              -      (132,478)
                                ------------  -------------  -------------  -----------  -------------  -------------  -------------

Balance, June 30, 2004
(Unaudited)                       12,753,766  $      12,754  $  18,690,884  $   (3,202)  $    (45,000)  $           -  $(18,943,074)
                                ============  =============  =============  ===========  ============   =============  =============


Accumulated deficit prior to the development stage                                                                     $(17,995,776)

Accumulated deficit during the development stage                                                                           (947,298)
                                                                                                                       -------------

Accumulated deficit                                                                                                    $(18,943,074)
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

                                          AXIA GROUP, INC.
                                   (A Development Stage Company)
                                      Statements of Cash Flows
                                             (Unaudited)



                                                                                From Inception of
                                                For the Six Months Ended         the Development
                                                         June 30               Stage on January 1,
                                              -----------------------------       2003 through
                                                  2004             2003          June 30, 2004
                                              -------------   -------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                  $   (132,478)   $   (728,668)   $         (947,298)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
     Services rendered in lieu of payment
      of related party receivables                        -          20,000                53,254
     Allowance for bad debts                              -               -              (33,254)
     Depreciation and amortization                       40              80                   200
     Common stock and stock options issued
      for services                                   50,455         640,000               690,455
     Amortization of deferred consulting             10,000          12,833                22,833
    Changes in operating assets and
     liabilities:
        (Increase) decrease other assets                  -              96                    96
        Increase (decrease) in accounts
         payable                                   (36,300)           6,967              (29,356)
        (Decrease) Increase in accrued and
         other liabilities                            (398)           6,967                37,527
        (Decrease) Increase in Illinois EPA
         liability                                 (16,634)               -               (5,732)
        Increase in refundable deposit                (450)               -                 (450)
        Increase in related party payable            75,962          42,643                97,414
                                              -------------   -------------   -------------------
    Net Cash Provided by (Used In)
     Operating Activities                          (49,803)            (95)             (114,311)
                                              -------------   -------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES          $           -   $           -   $                 -
                                              -------------   -------------   -------------------


   The accompanying notes are an integral part of these financial statements.

                                         AXIA GROUP, INC.
                                  (A Development Stage Company)
                                     Statements of Cash Flows
                                            (Unaudited)




                                                                             From Inception of
                                               For the Six Months Ended       the Development
                                                       June 30,             Stage on January 1,
                                              ---------------------------      2003 through
                                                  2004           2003          June 30, 2004
                                              ------------   ------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued for cash             $     50,000   $          -   $           114,413
                                              ------------   ------------   -------------------
     Net Cash Provided By Financing
       Activities                                   50,000              -               114,413
                                              ------------   ------------   -------------------

       Net Increase (Decreased) In Cash                197           (95)                   102

CASH, BEGINNING OF YEAR                                  -             95                    95
                                              ------------   ------------   -------------------

CASH, END OF YEAR                             $        197   $          -   $               197
                                              ============   ============   ===================

SUPPLEMENTAL DISCLOSURE OF
  INFORMATION

Cash paid during the year for interest        $          -   $          -   $                -
Cash paid during the year for income taxes    $          -   $          -   $                -

SUPPLEMENTAL DISCLOSURE OF NON-
  CASH INVESTING AND FINANCING
  ACTIVITIES

Common stock and options issued
  for services                                $     50,455   $          -   $          690,455
Return and cancellation of common stock
  issued for deferred consulting              $          -   $     38,500   $           38,500

Collectibility of debt formerly written off   $          -   $  (428,333)   $        (428,333)
Return and cancellation of common
  stock issued as collateral for deferred
  consulting                                  $          -   $    408,281   $          408,281
Return and cancellation of common
  stock issued for a subscription
  receivable                                  $          -   $     90,000   $           90,000
Transfer of a fixed asset to reduce
 accounts payable                             $      1,279   $          -   $            1,279



   The accompanying notes are an integral part of these financial statements.

                               AXIA GROUP, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                     June 30, 2004 and December 31, 2003

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2004 of $18,943,074, and has a working capital deficit of $282,638 at June 30, 2004 all of which raise substantial doubt about the Company's ability to continue as a going concern.

              There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -      RELATED PARTY TRANSACTION

              During the first quarter of 2004 the Company transferred 9,100,012 common shares of Nexia Holdings, Inc. to Hudson Consulting Group, Inc. in full extinguishment of all amounts owed to Hudson and/or Nexia (Hudson consolidates into Nexia) including a consulting agreement with Hudson that expires in May 2004. Accordingly, $10,000 had been recognized as deferred consulting at March 31, 2004 and was expensed during the three months ended June 30, 2004. Because the Company and Hudson were related parties through common management, no gain was recognized on the extinguishment of debt. Instead, the debt extinguishment increased the Company's additional paid-in capital by $124,880.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       March 31, 2004 and December 31, 2003

NOTE 4 - DEBT RESETTLEMENT

             During the quarter ended June 30, 2004, the Company and the Illinois Environmental Protection Agency reached a settlement whereby D & R Crane, Inc., a wholly-owned subsidiary of the Company (See Note 5) will make an initial cash payment of $28,500 to the Illinois Environmental Protection Agency followed by monthly payments of $10,000 per month over the nineteen months following the month of the initial payment. The Company realized a gain of $20,002 on this settlement.

NOTE 5 - SUBSEQUENT EVENTS

             Effective July 22, 2004, the Company acquired D&R Crane, Inc., a California Corporation. In exchange for one hundred percent of D&R Crane's assets, the Company transferred to D&R Crane 100 million shares of its restricted common stock and five million shares of its Series C preferred stock.

             Effective August 13, 2004, the Company registered an additional 34 million shares under its benefit plan. 84 million shares are now registered under the plan.

             In August 2004, the Board of Directors authorized an increase in the number of shares of common stock from 200,000,000 to 5,000,000,000; and an increase in the number of shares of preferred stock from 50,000,000 to 500,000,000. Also, the Board of Director authorized an up to 1-for-500 reverse split of the Company's common stock. Both actions of the Board of Directors are contingent upon shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

 The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
 Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Axia to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Axia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptionscould be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Axia or any other person that the objectives and plans of Axia will be achieved

General
-------

 Axia was a holding company that operated in two primary areas of business: acquiring, leasing and selling real estate; and, providing financial consulting services. These operations were spun-off in December of 2002 and Axia had no current operations as of the end of the quarter. Subsequent to the end of the quarter, Axia entered into an agreement to acquire a controlling interest in D & R Crane, Inc.

Capital Resources and Liquidity
-------------------------------

 Axia was as of June 30, 2004 a development stage company and had no meaningful capital resources.

Impact of Inflation
-------------------

 Axia believes that inflation has had a negligible effect on operations over the past three years.

Plan of Operations
------------------

 As of January 1, 2003, the Company had reverted to a development stage company and had no employees. Subsequent to the end of the June 30, 2004 quarter, Axia has signed an agreement to acquire D & R Crane, Inc. from Mr. Regan, president of the Company and Dawntelle Patrick (spouse of Mr. Regan) in exchange for 100 million shares of the Company's restricted common stock and 5,000,000 shares of the Company's Series C preferred stock. D & R will be managed as an operating subsidiary of the Company.

 D & R Crane, Inc. ("D & R") has its business operation located in El Cajon California, a suburb of San Diego. D & R was established in 1991 as an overhead crane and hoist service company. D & R subsequently began manufacturing material handling systems. D & R has customers throughout southern California. D & R provides the market with quality overhead material handling solutions, reliable and professional technical support and customer service.

 Services provided by D&R to its customers includes: 24-hour emergency service, preventive maintenance programs, inspections and load testing certification, consulting and design services, including upgrades and modifications of existing systems and the manufacturing and installation of material handling systems. Products that are sold to customers include: radio controls, inverter drives, replacement parts, new components for material handling systems and a full line of brand name hoists. D & R believes that its success depends on creating a strategic alliance with its clients, who are treated more as clients than customers. Building long-standing relationships with satisfied clients helps establish and preserve D & R's client base.

 D & R currently generates sufficient funds to satisfy its current cash requirements and the Company expects to satisfy D & R's cash requirements from its operations for the next twelve months. Financial statement related to the operations of D & R are currently being prepared and will be filed under a form 8-K report.

 Through the acquisition of D & R as a subsidiary, the Company became the indirect employer of 10 current full-time employees of D & R. No significant change is expected to that number.

ITEM 3  CONTROLS AND PROCEDURES

 Axia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                                  PART II

ITEM 1.           LEGAL PROCEEDINGS

 During the second quarter of 2004, no material developments occurred regarding Axia's legal proceedings, except as set forth herein below. For more information please see Axia's Form 10-KSB for the year ended December 31, 2003.

 State of Illinois vs. CyberAmerica Corporation - The State of Illinois
 ----------------------------------------------------------------------
 filed a separate action before the Illinois Pollution Control Board, Case Number 97-8, Enforcement, in July 1996. This action sought recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5, 1998, the Board denied all punitive damages and ordered the Company to pay $326,154 into the State's Used Tire Management Fund. This amount was determined to be the amount expended by the state to remove tires from the Canton Plant site. The State's motion requesting that the Board reconsider its denial of punitive damages was rejected by the Board. On or about December 23, 1998 the state filed a civil action in the Fulton County Circuit Court, Case No. 98-CH-57 seeking payment of the $326,154 award made by the Pollution Control Board and the imposition of fines or sanctions for the failure to pay this award. On August 31, 1999 an agreed Summary Judgment Order was entered in this matter, the order provides that the Company shall pay the sum of $326,154 for tire removal costs from the prior Board order, with interest, through quarterly payments of $20,000 and denied all fines and penalties. The State subsequently filed a Motion for Voluntary Dismissal, to dismiss all causes of action except as set forth in the August 31, 1999 order. The Court signed an order granting this dismissal on February 7, 2000. Axia is delinquent in making payments as provided for by the terms of the settlement. No formal action has been taken by the State of Illinois with regard to the late payments as of the date of this filing. The unpaid balance at December 31, 2003 amounted to $234,864. On June 14, 2004 the parties to this litigation entered into an agreement that provided that the Company would pay the sum of $28,500 immediately and $10,000 per month for a period of 19 months in satisfaction of the existing judgment. This agreement has been approved by the presiding judge and the provided for payments have been made on a current basis.

ITEM 2.           CHANGES IN SECURITIES

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

 On April 27, 2004 the Company authorized the issuance of 50,000 shares of its restricted common stock to Elias Roussos to settle any and all claims that Mr. Roussos held against the company. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

 On May 26, 2004 the Company closed on an agreement entered into with Jody
 R. Regan (subsequently appointed as president and director of the Company) that provided for the acquisition of a controlling interest through the issuance of 10,000,000 restricted shares of the Company's common stock in exchange for a cash payment in the sum of $50,000. At the conclusion of the transaction Mr. Regan held 79.65% of all issued and outstanding shares of common stock. The funds were paid in cash from the personal resources of Mr. Regan. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

Subsequent Events
-----------------

 On July 21, 2004 the Company authorized the issuance of 100,000,000 shares of its restricted common stock (50,000,000 shares each) and 5,000,000 shares of the Company's Series C preferred stock (2,500,000 shares each) to Jody R. Regan and Dawnelle Patrick in exchange for 100% ownership of D & R Crane, Inc.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

ITEM 5.           OTHER INFORMATION

 During the period from July 7, 2004 through August 11, 2004 the board of directors of the Company approved the issuance of a total of 55,900,000 shares of its common stock, shares were issued pursuant to the S-8 Registration Statement filed on February 25, 2004 and pursuant to the S-8 Registration Statement filed on July 23, 2004. All shares were issued to employees or consultants as compensation for bona fide services provided to the Company not related to capital raising activities.

 On August 11, 2004 the Company filed a preliminary information statement o
 Form 14( C) setting forth the following changes that have been approved by the majority shareholders of the Company. First, to increase the number of shares of common stock from 200,000,000 to 5,000,000,000; Second, to increase the number of authorized shares of preferred stock from 50,000,000 to 500,000,000 and Third, to approve a reverse stock split of the common stock on the basis of 1 for 500 basis. Each of these actions have been approved by the holders of a majority of all classes of issued and outstanding shares and by the board of directors. None of these actions have yet taken effect, final action on each of these matters is expected to be taken prior to the end of the quarter ending September 30, 2004.

 On August 13th 2004, the Company filed with the Secretary of State's office in Nevada a designation of rights, setting for the rights and privileges for a class of preferred stock designation as Series C Convertible Preferred Stock. Of the authorized preferred shares, 10,000,000 shares were designated as Series C shares. The board of directors of the Company set voting rights equal to 100 shares of common stock for each share of Series C preferred stock, conversion rights of 100 shares of common for each shares of Series C and determined that the par value remain at $0.001 per share.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are
    --------
listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K
    --------------------
during the quarter for which this report is filed.

On June 17, 2004, the Company filed an 8-K reporting a change in control of the Company. In exchange for $50,000 Jody R. Regan acquired 10,000,000 shares of the Company's common stock, this purchase gave Mr. Regan 79% of the issued and outstanding shares of the Company's common stock. Mr. Regan also entered into a private transaction in which he purchase 1,000 shares of preferred shares from Richard Surber.

Subsequent to end of quarter:

           July 23, 2004, the Company filed an 8-K reporting the purchase of D & R Crane, Inc. from Jody R. Regan, President of Axia Group, Inc. and Dawnelle Patrick, the spouse of Mr. Patrick. In exchange for the purchase each seller received 50,000,000 shares of common stock and 2,500,000 shares of preferred stock, with voting and conversion rights equal to 100 shares of common stock. A change of control was also reported as the issuance resulting in Mr. Regan and Ms. Patrick holding in excess of 70% of the issued and outstanding common stock.


                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 19th day of August, 2004.
                  ----

Axia Group, Inc.
/s/ Jody R. Regan
-----------------
Jody R. Regan, President, Chief Executive and Financial Officer and Director

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

3(iv)      *         Restatement of the Articles of Incorporation for the
                     Company, they will provide for specific authority for the Board of Directors o Axia to carry out forward and reverse splits of all classes of Axia's common shares.
                     (Incorporated herein by reference from a Form 14C filed on March 21, 2003)

Material Contracts
------------------

10(i)(p)   *         Assignment and Release, dated January 23, 2004, of all
                     claims with Nexia Holdings, Inc., Wasatch Capital, Inc.,
                     Hudson Consulting Group, Inc. and West Jordan Real Estate
                     Holdings, Inc. (Incorporated herein by reference from the 10-KSB of the Company filed on April 15, 2004).

10(i)(q)   *         Settlement  Agreement  and Release of all claims of Barry
                     M. Burbank against Axia Group, Inc. in exchange for the delivery of 500,000 shares of Nexia Holdings, Inc. common stock. (Incorporated herein by reference from the 10-QSB for the period ended March 31, 2004 filed by the Company.)

10(i)(r)   *         Settlement Agreement and Release of all claims of Anita Lea
                     Reinharz against Axia Group, Inc. in exchange for the delivery of 33,500 shares of the Company's common stock.
                     (Incorporated herein by reference from the 10-QSB for the period ended March 31, 2004 filed by the Company.)

10(i)(s)   *         Settlement Agreement and Release of all claims of William
                     Roper against Axia Group, Inc. in exchange for the delivery of 55,000 shares of the Company's common stock.
                     (Incorporated herein by reference from the 10-QSB for the period ended March 31, 2004 filed by the Company.)

10(i)(t)   *         Settlement Agreement and Release of all claims of Amos
                     Varsha against Axia Group, Inc. in exchange of the delivery of 111,000 shares of the Company's common stock.
                     (Incorporated herein by reference from the 10-QSB for the period ended March 31, 2004 filed by the Company.)

10(i)(u)   *         Stock Purchase Agreement, dated May 25, 2004 between Axia
                     Group, Inc. And Jody R. Regan, wherein Mr. Regan acquired
                     10,000,000 shares of the Company's common stock in exchange for a cash payment of $50,000. (Incorporated herein by reference from the 8-K filed by the Company on June 17, 2004.)

10(i)(v)   *         Stock Purchase Agreement between Axia Group, Inc. and Jody
                     R. Regan and Dawntelle Patrick for the acquisition of D & R
                     Crane, Inc. (Incorporated herein by reference from the 8-K filed by the Company on July 23, 2004.

31(i)      9         Certification Pursuant to 18 U.S.C.ss.1350, as adopted
                     pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

32(i)      10        Certification  Pursuant to 18 U.S.C.ss. 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other
-----

99(i)      13        July 16, 2004 Employment Contract between Axia Group, Inc.
                     and Byron R. Patrick to fabricate, install and service overhead bridge cranes and hoists, providing for base compensation of $30.00 per hour.

99(ii)     15        July 16, 2004 Employment Contract between Axia Group, Inc.
                     and David E. Eggleston to fabricate, install and service overhead bridge cranes and hoists, providing for base compensation of $13.00 per hour.

99(iii)    17        July 16, 2004 Employment Contract between Axia Group, Inc.
                     and Melvin E. Moore to fabricate, install and service overhead bridge cranes and hoists, providing for base compensation of $27.00 per hour.

99(iv)     19        July 16, 2004 Employment Contract between Axia Group, Inc.
                     and James E. Taylor to fabricate, install and service overhead bridge cranes and hoists, providing for base compensation of $17.00 per hour.

99(v)      21        July 16, 2004 Employment Contract between Axia Group, Inc.
                     and James H. Schroeder to fabricate, install and service overhead bridge cranes and hoists, providing for base compensation of $22.00 per hour.

99(vi)     23        July 16, 2004 Employment Contract between Axia Group, Inc.
                     and Janet A. Whitehead to fabricate, install and service overhead bridge cranes and hoists, providing for base compensation of $25.00 per hour

99(vii)    25        August 3, 2004 Employment Contract between Axia Group, Inc.
                     and Christina L. Patrick to answer phones and provide general clerical assistance, providing for base compensation of $18.00 per hour.

99(viii)   27        August 3, 2004 Employment Contract between Axia Group, Inc.
                     and Kimberly Jones to answer phones and provide general clerical assistance providing for base compensation of $13.00 per hour.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

 Exhibit 32(I)

                        CERTIFICATION PURSUANT TO
                           18 U.S.C. ss. 1350,
                        AS ADOPTED PURSUANT TO TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Axia Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jody R. Regan, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbane Oxley Act of 2002, that, to the best of my knowledge and belief:

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

                           Jody R. Regan


                          ------------------------------------

                          Chief Executive and Financial Officer
                          August 19, 2004

Exhibit 31(I)

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jody R. Regan, certify that:

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

         ( c) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (d) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                /s/ Jody R. Regan
Date: August 19, 2004                       By:------------------------------
                                            Jody R. Regan, the president, CEO
                                            and CFO of Axia Group, Inc.

Exhibit 99(i)
Employment Agreement

AGREEMENT made this July 16th of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and Byron R. Patrick, an individual whose address is 942 Harry Street, El Cajon, CA 92020 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide technician skills, including but not limited to, fabricate, install and service overhead bridge cranes and hoists for clients of the Company and for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Fabricate, install and service overhead bridge cranes and hoists.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of thirty dollars ($30.00) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 21, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ Byron R. Patrick                        /s/ Jody R. Regan
--------------------------                  --------------------------
Byron R. Patrick, Individual                Jody R. Regan, President
July 16, 2004                               July 16, 2004

Exhibit 99(ii)
Employment Agreement

AGREEMENT made this July 16th of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and David E. Eggleston, an individual whose address is 1995 Quail View Drive, Vista, Ca (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide technician skills, including but not limited to, fabricate, install and service overhead bridge cranes and hoists for clients of the Company and for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Fabricate, install and service overhead bridge cranes and hoists.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of thirteen dollars ($13.00) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 21, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ David E. Eggleston                     /s/ Jody R. Regan
----------------------                     ------------------
David E. Eggleston, Individual             Jody R. Regan, President
August 2, 2004                             August 2, 2004

Exhibit 99(iii)
Employment Agreement

AGREEMENT made this July 16th of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and Melvin E, Moore, and individual whose address is 1847 Corte Amarillo, Oceanside, Ca 92056 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide technician skills, including but not limited to, fabricate, install and service overhead bridge cranes and hoists for clients of the Company and for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Fabricate, install and service overhead bridge cranes and hoists.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of twenty-seven dollars ($27) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 21, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ Melvin E. Moore                         /s/ Jody R. Regan
-------------------                         -----------------
Melvin E. Moore, Individual                 Jody R. Regan, President
July 16, 2004                               July 16, 2004

Exhibit 99(iv)
Employment Agreement

AGREEMENT made this July 16th of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and James E. Taylor, an individual whose address is 13409 Midland Road #49, Poway, Ca 92064 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide technician skills, including but not limited to, fabricate, install and service overhead bridge cranes and hoists for clients of the Company and for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Fabricate, install and service overhead bridge cranes and hoists.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of Seventeen dollars ($17.00) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 21, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ James E. Taylor                         /s/ Jody R. Regan
-------------------                         -----------------
James E. Taylor, Individual                 Jody R. Regan, President
July 16, 2004                               July 16, 2004

Exhibit 99(v)
Employment Agreement

AGREEMENT made this July 16th of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and James H. Schroeder, an individual whose address is 9920 Halberns Blvd., Santee, Ca 92071 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide technician skills, including but not limited to, fabricate, install and service overhead bridge cranes and hoists for clients of the Company and for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Fabricate, install and service overhead bridge cranes and hoists.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of twenty-two dollars ($22.00) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 21, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ James H. Schroeder                      /s/ Jody R. Regan
----------------------                      -----------------
James H Schroeder, Individual               Jody R. Regan, President
July 16, 2004                               July 16, 2004

Exhibit 99(vi)
Employment Agreement

AGREEMENT made this July 16th of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and Janet A Whitehead, an individual whose address is 563 Broadway, #33 El Cajon, Ca 92021 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide technician skills, including but not limited to, fabricate, install and service overhead bridge cranes and hoists for clients of the Company and for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Fabricate, install and service overhead bridge cranes and hoists.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of twenty-five dollars ($25.00) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 21, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ Janet A. Whitehead                      /s/ Jody R. Regan
----------------------                      ------------------
Janet A. Whitehead, Individual              Jody R. Regan, President
July 16, 2004                               July 16, 2004

Exhibit (vii)
Employment Agreement

AGREEMENT made this August 3rd of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and Christina L. Patrick, an individual whose address is 8531 Wintergardens Blvd. #b Lakeside, Ca 92040 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide Receptionist duties, including, but not limited to, answering telephones and general clerical for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Answering telephones and general clerical.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of eighteen dollars ($18.00) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be August 3, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ Christina L. Patrick                    /s/ Jody R. Regan
------------------------                    -----------------
Christina L. Patrick, Individual            Jody R. Regan, President
July 16, 2004                               July 16, 2004

Exhibit 99(vii)
Employment Agreement

AGREEMENT made this August 3rd of 2004, between AXIA Group, Inc., a Nevada corporation whose corporate headquarters are located at 1324 N. Magnolia Ave., El Cajon, California 92020 (herein after referred to as "Company"), and Kimberly Jones, an individual whose address is 9434 Twin Trails Dr. #104 San Diego, Ca 92129 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide Receptionist duties, including, but not limited to, answering telephones and general clerical for Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means AXIA Group, Inc., its successors and assigns, and any of it present of future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct of indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, plans and inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.
(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement of pension benefits.
(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: the Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Answering telephones and general clerical.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation: A base compensation of fourteen dollars ($14.00) an hour, to be paid on a weekly basis, calculated on the number of hours worked to one period proceeding any payday. A minimum of forty hours a week is required for this position. Payment of base salary may be in the form of cash payments, stock award of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be August 3, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or non-performance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses: a) Company may provide for Employee benefits as it, is the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. b) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges the Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return the Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A. Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonable require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to the party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.


Employee:                                   Company:  AXIA Group, Inc.




/s/ Kimberly Jones                         /s/ Jody R. Regan
------------------                         -----------------
Kimberly Jones, Individual                 Jody R. Regan, President
August 3, 2004                             August 3, 2004