Form 10KSB
period 2004-09-30
AXIA GROUP, INC.
filed 2005-02-17
CIK 788738

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period from ___________ to _____________

                        Commission File Number: 001-09418

                                AXIA GROUP, INC.
           (Name of small business issuer as specified in its charter)

             Nevada                                 87-0509512
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                             1324 N. Magnolia Ave.
                               El Cajon, CA 92020
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:          (619)444-1919
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock

                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issuer's revenues for the most recent fiscal year were $865,652.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21,731 as of February 14, 2005. No shares of common stock are held by any affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 14, 2005, 1,086,561 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                     PART I

Item 1. Description of Business

Our Company

      As used herein, the term "Axia," the "Company" or "we" refers to Axia Group, Inc., a Nevada corporation, and predecessors, unless the context indicates otherwise.

      We are currently seeking to identify clients that will need business consulting, corporate administration, capital structuring, merger and acquisition, and financial planning services, but we will not provide capital financing, underwriting, or other broker-dealer services. We are also looking for potential acquisition targets. Our management will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management. Our executive offices are located at 1324 N. Magnolia Ave., El Cajon, California 92020. Our telephone number is (619) 444-1919.

Our Business

Corporate History

      We were originally incorporated on July 10, 1984, and changed our state of incorporation to Nevada on March 9, 1993. On December 6, 2000 we changed our name from CyberAmerica Corporation to Axia Group, Inc.

      We were originally involved in the manufacturing business. Since 1992, we have been a holding company whose subsidiaries' operations consisted primarily of financial consulting services, the acquisition, management, sale and lease of real estate holdings and public vehicles. In February of 2002 we sold essentially all of our assets and liabilities to Nexia Holdings, Inc. (Nexia), a related party, for 255,100,000 shares, or approximately 82%, of Nexia's outstanding common stock.

      On December 10, 2002, we carried out the distribution of 255,100,000 restricted shares of Nexia common stock to our shareholders on a pro rata basis.

      On May 19, 2003, we effected a 1 for 30 reverse-split of our common stock, such that the then current shareholders would hold 1 share for every 30 shares they held prior to the reverse split. All fractional shares were rounded up to the nearest whole share. Since that date we have been trading on the OTC Bulletin Board. Our current symbol is "AXAG.OB."

      On July 21, 2004, we signed, an agreement to acquire 100% ownership of D &
R. Crane, Inc., a total of 600 shares of common stock, from Jody R. Regan, president of Axia and his spouse Dawnelle Patrick, president of D & R Crane, in exchange for the issuance of 100,000,000 shares of our restricted common stock and 5,000,000 shares of our Series B Preferred stock. Effective July 22, 2004, D & R became our wholly owned subsidiary.

      D&R was established in 1991 as an overhead crane and hoist service company. D&R subsequently began manufacturing material handling systems. D&R has customers throughout southern California. D&R provides the market with quality overhead material handling solutions, reliable and professional technical support and customer service.

      On October 18, 2004, Axia effected a 1-for-1,000 reverse stock split of its outstanding common stock. The number of shares of authorized common stock was not changed by this reverse stock split.

      On January 11, 2005 our directors considered to be in the best interests of the company to return D&R back to the status of a private company and voted to rescind the July 21, 2004 stock issuances to Mr. Regan and Ms. Patrick and thus the acquisition of D&R.

      On February 2, 2002, Axia effected a 1-for-500 reverse stock split of its outstanding common stock. The number of shares of authorized common stock was not changed by this reverse stock split.

Selection of Target Business

      We are currently seeking to identify clients that will need business consulting, corporate administration, capital structuring, merger and acquisition, and financial planning services, but we will not provide capital financing, underwriting, or other broker-dealer services. We are also looking for potential acquisition targets. Our management will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management.

      A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

      We are now considering business opportunities either through merger or acquisition that might create value for our shareholders. Our officers and directors devote limited time and attention to our affairs. Management has adopted a policy of seeking opportunities that they consider to be of quality. As a result of that policy, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages when vying with other acquiring interests or entities.

      We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to our limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely we will not be able to participate in more than a single business venture. Accordingly, it is anticipated that we will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another.

      The decision to participate in a specific business opportunity will also be made upon management's analysis of the quality and anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

      Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that we may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

      We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to us, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to our participation.

Acquisition of Target Business

      Our operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether we will be in control of the business or whether present management will be in control following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that our present management and shareholders will no longer be in control. In addition, our officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

      We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

      While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

      As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

      The manner in which we participate in an opportunity will depend on the nature of the opportunity, our needs and desires and the needs and desires of the other parties, the management of the opportunity, and the relative negotiating strength of each party. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that we acquire a target company with substantial assets. Any merger or acquisition we effect can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders.

Government Regulation

      It is impossible to anticipate government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business which we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of our limited resources and the effects of such government regulation on the prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

      We anticipate that we will be involved in intense competition with other business entities, many of which will have a competitive edge by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable business opportunities.

Employees

      We currently have two employees. We may increase the number of employees in the future.


                         Cautionary Statement Concerning
                           Forward-Looking Statements

      Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2.  Description of Property

      At present, we do not own any property. Our executive offices currently consist of leased office space located at 1324 N. Magnolia Ave. El Cajon, CA 92020 and telephone number (619) 444-1919. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space on terms acceptable to us.

Item 3.  Legal Proceedings

      The following cases may have a material impact on our company. In addition, we are involved in other legal matters that are not deemed material at this time.

      State of Illinois vs. CyberAmerica Corporation - The state of Illinois filed a separate action before the Illinois Pollution Control Board, Case Number 97-8, Enforcement, in July 1996. This action sought recovery of $325,398 in costs that were allegedly incurred by the State to remove waste tires from the Canton Plant site located in Canton, Illinois. In a decision adopted on March 5, 1998, the Pollution Control Board denied all punitive damages and ordered us to pay $326,154 into the state's Used Tire Management Fund. This amount was determined to be the amount expended by the state to remove tires from the Canton Plant site. The state's motion requesting that the Pollution Control Board reconsider its denial of punitive damages was rejected by the Pollution Control Board. On or about December 23, 1998 the state filed a civil action in the Fulton County Circuit Court, Case No. 98-CH-57 seeking payment of the $326,154 award made by the Pollution Control Board and the imposition of fines or sanctions for the failure to pay this award. On August 31, 1999 an agreed Summary Judgment Order was entered in this matter, the order requires us to pay the sum of $326,154 for tire removal costs from the prior Pollution Control Board order, with interest, through quarterly payments of $20,000 and denied all fines and penalties. The State subsequently filed a Motion for Voluntary Dismissal, to dismiss all causes of action except as set forth in the August 31, 1999 order. The Court signed an order granting this dismissal on February 7, 2000.

      On June 14, 2004, we entered into an agreement for satisfaction of judgment with the State of Illinois whereby we agreed to pay $28,500 upon completion of our acquisition of D&R Crane and $10,000 per month thereafter for the next nineteen months. We are currently in default on our payments under the agreement for satisfaction of judgment.

      Utah State Tax Commission vs. Canton Industrial Corp. of SLC DBA: Axia Group, Inc. - Suit filed by the Utah State Tax Commission in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 016925319TL, seeking payment of a total of $33,114 in taxes, costs, and interest due to the State of Utah. The tax number and the sole party to the obligation is Axia Group, Inc. which bears the liability. We currently do not have any property or any source of income from which to pay the outstanding taxes due to the State of Utah. Upon the acquisition of funds or other assets sufficient to retire the obligation management intends to resolve the claim with the state. The unpaid balance at December 31, 2003 amounted to $35,917.

      Possible Actions by Governmental Authorities

      Canton Illinois Property. In January 2000, the United States Environmental Protection Agency forwarded letters to us and to Thistle Holdings Inc. informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. The Company declined to involve itself in the clean-up process, no response nor additional demands have been made by the EPA as of this date, except as set forth below.

      Canton Illinois Property. In a letter dated February 15, 2002, the United States Environmental Protection Agency gave us a "General Notice of Potential Liability for Soil Removal." The letter invites us to participate in the cost of providing site security, preparing and implementing a site health and safety plan, a site sampling plan, identifying the extent of contamination in the buildings and soils, prepare and implement a site re-mediation plan and required follow-up to those procedures. The notice indicates that we may be considered a responsible party as a former owner of the property located in Canton, Illinois under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). We have responded that we do not believe that we have any liability for the proposed actions as we no longer own the property and we were not the owner at the time any such contaminants were introduced onto the property. No subsequent demands have been received from the federal EPA.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 5, 2004, a majority of our stockholders took action by written consent to amend our Articles of Incorporation as follows:

      1. Increase the number of authorized $0.001 par value shares of the Common Stock from 200,000,000 to 5,000,000,000;

      2. Increase the number of preferred shares authorized from 50,000,000 to 500,000,000; and

      3. Authorize the board of directors to effect up to a one-for-five hundred reverse stock split of the common stock.

      The articles of amendment to our Articles of Incorporation were filed on September 15, 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock trades on the OTC Bulletin Board under the symbol "AXAIE.OB." The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2003 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-for-30 reverse stock split which was effected in May 2003, for the 1-for-1000 reverse stock split which was effected in October 2004,and for the 1-for-500 reverse stock split which was effected in February 2005. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      October 1, 2002 to September 30, 2003 (OTC Bulletin Board)     High Bid       Low Bid
      -------------------------------------------------------------------------------------
      First quarter                                                 $1,350,000   $  375,000
      Second quarter                                                   900,000      300,000
      Third quarter                                                    550,000       50,000
      Fourth quarter                                                   750,000       75,000

      October 1, 2004 to September 30, 2004  (OTC Bulletin Board)    High Bid     Low Bid
      -----------------------------------------------------------------------------------
      First quarter                                                 $150,000     $ 75,000
      Second quarter                                                 175,000       55,000
      Third quarter                                                  499,999       50,000
      Fourth quarter                                                 185,000           50

      As of February 14, 2005, there were approximately 925 record holders of our common stock.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

      Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

      Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Risks of "Penny Stock."

      Our common stock (OTC AXAIE.OB) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.0003 and $14.00 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

Recent Sales of Unregistered Securities

      There are no recent sales of unregistered securities during the period covered by this report, which have not been previously disclosed in a Quarterly Report on Form 10-Q or 10-QSB, or on a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans.

      The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of September 30, 2004, adjusted to reflect a 1-for-1000 reverse split effected in October 2004 and a 1-500 reverse split effected in February 2005:

                                  (a)              (b)               (c)
--------------------------  --------------  ----------------  -----------------
Plan Category                 Number of     Weighted-average     Number of
                             securities     exercise price       securities
                            to be issued    of outstanding       remaining
                                upon           options,        available for
                             exercise of     warrants and     future issuance
                             outstanding        rights          under equity
                              options,                          compensation
                            warrants and                           plans
                               rights                            (excluding
                                                                  securities
                                                                 reflected in
                                                                 column (a))
--------------------------  --------------  ----------------  -----------------
Equity compensation                   0               0                  --
plans approved by
security holders
Equity compensation
plans not approved by                                --
security holders (1)                  0                                 816
Total                                 0             $--                 816

      (1) 2004 Benefit Plan, July 2004 Benefit Plan and September 2004 Employee Stock Incentive Plan of Axia Group, Inc. The purpose of our plans is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plans supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plans is 1,170 shares, subject to adjustment, and as of September 30, 2004, we had issued 354 shares under the plans.

      Our compensation committee which is appointed by our board of directors administers our plans and has full power to grant stock options and common stock, construe and interpret the plans, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plans is final and conclusive.

      The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

      In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

      Our board of directors may at any time, and from time to time, suspend or terminate the plans in whole or in part or amend them from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

      Previously, we operated as a holding company that focused in two primary areas of business: (1) acquiring, leasing and selling real estate; and (2) providing financial consulting services. These businesses were spun-off in December of 2002.

      On July 21, 2004, we signed an agreement to acquire 100% ownership of D&R Crane, Inc. D&R was established in 1991 as an overhead crane and hoist service company and subsequently began manufacturing material handling systems. D&R has customers throughout southern California and provides the market with quality overhead material handling solutions, reliable and professional technical support and customer service.

      On January 11, 2005, we entered into an agreement with D&R Crane and D&R Crane's former stockholders to rescind the Company's acquisition of all of the capital stock of D&R Crane. In connection therewith, Dawnelle Patrick, one of our former officers and directors, resigned, and we assumed a note issued by D&R Crane in the principal amount of $215,000. This rescission resulted in a reduction of assets and liabilities on our books in addition to our acquiring the shares of capital stock that we had initially issued for the acquisition.

Plan of Operations

      We are currently seeking to identify clients that will need business consulting, corporate administration, capital structuring, merger and acquisition, and financial planning services, but we will not provide capital financing, underwriting, or other broker-dealer services. We are also looking for potential acquisition targets. To date, we have reviewed and evaluated a number of business ventures for possible acquisition. However, we do not have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. We continue to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. We anticipate that our owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2005, but there can be no assurance that this expectation will be fully realized.

      We currently do not have any plans for the purchase or sale of any plant or equipment. In the next twelve months, we intend to hire from six to up to fifty employees, depending on the nature of the business opportunities we elect to pursue. We have established our September 2004 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to our long-term growth and performance with equity-based compensation incentives. In addition, we have established the September 2004 Non-Employee Directors and Consultants Retainer Stock Plan in order to promote our interests and those of our stockholders by attracting and retaining non-employee directors and consultants capable of furthering the future our success.

Results of Operations

Basis of Presentation

      The results of operations set forth below for the years ended September 30, 2004 and September 30, 2003 are those of the continuing operations of D&R Crane, Inc.

Comparison of the Years ended September 30, 2004 and 2003

      Net sales. Net sales decreased to $865,652 for the year ended September 30, 2004, from $1,004,275 for the year ended September 30, 2003. This decrease in sales results primarily from decreased demand for D&R Crane's products.

      Cost of Sales. Cost of sales decreased to $470,544 for the year ended September 30, 2004 from $486,330 for the year ended September 30, 2003. Our cost of sales decreased due to lower sales of D&R Crane in fiscal year 2004.

      Operating expenses. Operating expenses increased to $986,515 for the year ended September 30, 2004 from $579,628 for the year ended September 30, 2003. The operating expenses increased primarily due to the increased cost of operating D&R Crane as a publicly traded company.

      Operating loss. We incurred an operating loss of $598,568 for the year ended September 30, 2004, compared to an operating loss of $56,847 for the year ended September 30, 2003. We had higher operating losses in the fiscal year 2004 as compared to 2003 primarily because we generated less revenue due to decreased demand for D&R Crane's products, and because our operating expenses significantly increased due to D&R Crane being operated as a public company.

      Provision for income taxes. We incurred operating losses for the year ended September 30, 2004 and for the year ended September 30, 2003. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

      We have financed our operations, debt service, and capital requirements through debt financing and issuance of equity securities. Our working capital deficit at September 30, 2004 was $720,373. We had cash of $15,345 and a bank overdraft of $4,175 as of September 30, 2004.

      We used $360,329 of net cash from operating activities for the year ended September 30, 2004 compared to using $52,975 in the year ended September 30, 2003. Cash generated by operating activities for the year ended September 30, 2004 was mainly due to non-cash charges of $20,192 for depreciation, $82,000 in common stock issued for services rendered, $279 for an increase in prepaid assets, $37,007 for decreases in accounts receivable, $43,954 for increases in accounts payable, and $54,807 for increases in accrued expenses. These cash flows were offset by a net loss of $598,568.

      Net cash flows used in investing activities was $10,348 for the year ended September 30, 2004, compared to using $5,600 in the year ended September 30, 2003. Cash used by investing activities for the year ended September 30, 2004 was used for the purchase of fixed assets.

      Net cash flows provided by financing activities were $370,171 for the year ended September 30, 2004, compared to net cash used in financing activities of $13,286 in the year ended September 30, 2003. This increase in net cash provided by financing activities is due to an increase in bank overdrafts of $4,175, proceeds on note payables of $385,000, and proceeds from the exercise of stock options issued under our various Employee Stock Incentive Plans of $105,854. These cash flows were offset by payments on related party notes payable of $75,000, payments on notes and other contracts of $13,097, payments on capital lease obligations of $8,458, and payment on our satisfaction agreement with the State of Illinois in the amount of $28,500.

      We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will require at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing in 2005. Such financing may not be available to us, when and if needed, on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for us. We intend to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

Item 7. Financial Statements

                         AXIA GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm....................... 2

Consolidated Balance Sheet.................................................... 3

Consolidated Statements of Operations......................................... 5

Consolidated Statements of Stockholders' Equity (Deficit)..................... 6

Consolidated Statements of Cash Flows......................................... 7

Notes to the Consolidated Financial Statements................................ 8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
Axia Group, Inc. and Subsidiary
El Cajon, California

We have audited the accompanying consolidated balance sheet of Axia Group, Inc. and Subsidiary as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axia Group, Inc. and Subsidiary as of September 30, 2004 and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company's deficit in working capital, recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ Associates & Consultants, LLP
Salt Lake City, Utah
January 11, 2005

                         AXIA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                   September 30,
                                                                        2004
                                                                   -------------
CURRENT ASSETS

   Cash                                                              $ 15,345
   Prepaid expenses                                                     3,921
   Accounts receivable, net (Note 1)                                   86,838
                                                                     --------

     Total Current Assets                                             106,104
                                                                     --------

PROPERTY AND EQUIPMENT, NET (Note 2)                                   96,191
                                                                     --------

     TOTAL ASSETS                                                    $202,295
                                                                     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Bank overdraft                                                    $  4,175
   Accounts payable                                                   127,169
   Accrued expenses (Note 5)                                          167,946
   EPA liability (Note 10)                                            190,000
   Notes payable                                                      220,000
   Notes payable - related party (Note 4)                              95,000
   Current portion of contracts payable (Note 3)                       19,201
   Current portion of capital lease obligation (Note 11)                2,986
                                                                     --------

     Total Current Liabilities                                        826,477
                                                                     --------

LONG TERM LIABILITIES

     Long term portion of contracts payable (Note 3)                   55,968
     Long term portion of capital lease obligation (Note 11)            4,796
                                                                     --------

     Total Long Term Liabilities                                       60,764
                                                                     --------

     TOTAL LIABILITIES                                                887,241
                                                                     --------

COMMITMENTS AND CONTINGENCIES (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                     Consolidated Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
                ------------------------------------------------

                                                                            September 30,
                                                                                 2004
                                                                            -------------
Series A redeemable convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 1,000 shares issued and
  outstanding                                                                     5,000
                                                                              ---------

STOCKHOLDERS' DEFICIT

    Preferred stock, $.001 par value, 484,988,000 shares
      authorized, -0- shares outstanding                                             --
    Series B preferred stock, $.001 par value, 12,000 shares
      Authorized, -0- shares outstanding                                             --
    Series C preferred stock, $.001 par value, 10,000,000 shares
      authorized, 5,000,000 shares outstanding                                    5,000
    Common stock, $.001 par value, 5,000,000,000 shares
      authorized, 593 shares issued and outstanding                                   1
   Additional paid-in capital                                                   (93,864)
   Treasury stock, 1 share at cost                                               (3,202)
   Stock subscription receivable                                                 (7,320)
   Accumulated deficit                                                         (590,561)
                                                                              ---------

     Total Stockholders' Deficit                                               (689,946)
                                                                              ---------
     TOTAL LIABILTIES, REDEEMABLE CONVERTIBLE
       PREFERRED STOCK AND STOCKHOLDERS' DEFICIT                              $ 202,295
                                                                              =========


The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                             For the Years Ended
                                                 September 30,
                                         --------------------------
                                             2004           2003
                                         -----------    -----------

NET SALES                                $   865,652    $ 1,004,275

COST OF SALES                                470,544        486,330
                                         -----------    -----------

GROSS MARGIN                                 395,108        517,945
                                         -----------    -----------

OPERATING EXPENSES

   Selling, general and administrative       632,179        282,593
   Payroll expense                           334,144        281,393
   Depreciation expense                       20,192         15,642
                                         -----------    -----------

     Total Operating Expenses                986,515        579,628
                                         -----------    -----------

LOSS FROM OPERATIONS                        (591,407)       (61,683)
                                         -----------    -----------

OTHER INCOME (EXPENSES)

   Miscellaneous income                        3,276          7,414
   Interest expense                          (10,437)        (2,578)
                                         -----------    -----------

     Total Other Income (Expenses)            (7,161)         4,836
                                         -----------    -----------

LOSS BEFORE INCOME TAXES                    (598,568)       (56,847)

PROVISION FOR INCOME TAXES                        --             --
                                         -----------    -----------

NET LOSS                                 $  (598,568)   $   (56,847)
                                         ===========    ===========
BASIC LOSS PER SHARE                     $ (5,985.68)   $   (142.12)
                                         ===========    ===========

BASIC WEIGHTED AVERAGE SHARES                    100            400
                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders Deficit

                                        Preferred Stock        Common Stock      Additional
                                     --------------------  --------------------   Paid-in    Subscription    Deferred    Accumulated
                                       Shares     Amount     Shares     Amount    Capital     Receivable    Consulting     Deficit
                                     ---------  ---------  ---------  ---------  ---------    ---------     ---------    ---------

Balance, December 31, 2002                  --  $      --          1  $       1  $     399    $      --            --    $  64,854

Net loss for the year ended
   December 31, 2003                        --         --         --         --         --           --            --      (56,847)
                                     ---------  ---------  ---------  ---------  ---------    ---------     ---------    ---------
Balance, December 31, 2003                  --         --          1          1        399           --            --        8,007

Issuance of shares for purchase
   of D&R Crane (reverse merger)     5,001,000     10,000        200         --   (257,437)          --       (10,000)          --

Issuance of common shares
   for cash                                 --         --         20         --     50,000           --            --           --

Amortization of deferred consulting         --         --         --         --         --           --        10,000           --

Issuance of common shares to
   employees upon exercise of
    stock options                           --         --        353         --    113,174       (7,320)           --           --

Net loss for the year ended
   September 30, 2004                       --         --         --         --         --           --            --     (598,568)
                                     ---------  ---------  ---------  ---------  ---------    ---------     ---------    ---------

Balance, September 30, 2004          5,001,000  $  10,000        593  $       1  $ (93,864)      (7,320)    $      --    $(590,561)
                                     =========  =========  =========  =========  =========    =========     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                            For the Years Ended
                                                               September 30,
                                                          ---------------------
                                                            2004         2003
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $(598,568)  $ (56,847)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Depreciation expense                                    20,192      15,642
     Common stock issued for services                        82,000          --
   Change in operating assets and liabilities:
     Increase in prepaid expenses                               279          --
     (Increase) decrease in accounts receivable              37,007     (28,623)
     Increase (decrease) in accounts payable                 43,954        (874)
     Increase in accrued expenses                            54,807      17,727
                                                          ---------   ---------

       Net Cash Used for Operating Activities              (360,329)    (52,975)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                  (10,348)     (5,600)
                                                          ---------   ---------

       Net Cash Used for Investing Activities               (10,348)     (5,600)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank Overdraft                                             4,175          --
   Proceeds from notes payable - related party              165,000       5,000
   Payments on notes payable - related party                (75,000)         --
   Proceeds from notes payable                              220,000          --
   Payments on notes and contracts payable                  (13,097)    (13,939)
   Payments on capital lease obligations                     (8,458)     (4,347)
   Payments on EPA liability                                (28,500)         --
   Purchase of cash in acquisitions                             197          --
   Common stock issued for cash                             105,854          --
                                                          ---------   ---------

       Net Cash Provided (Used) for Financing Activities    370,171     (13,286)
                                                          ---------   ---------

NET DECREASE IN CASH                                           (506)    (71,861)

CASH AT BEGINNING OF YEAR                                    15,851      87,712
                                                          ---------   ---------

CASH AT END OF YEAR                                       $  15,345   $  15,851
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Common stock issued for services                       $  82,000   $      --

   Cash paid for interest                                 $      --   $   2,578
   Cash paid for income taxes                             $      --   $      --

The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Business and Organization

              Axia Group, Inc. (the Company) incorporated under the laws of the State of Ohio on July 10, 1984, as the Canton Industrial Corporation. On May 3, 1993, the Company redomiciled to the State of Nevada. In June 1996 the Company changed its name to Cyber America Corporation and on December 6, 2000, the Company changed its name to Axia Group, Inc.

              On February 15, 2002, the Company entered into a Stock Purchase Agreement (Agreement) with Nexia Holdings, Inc. (Nexia) a related party at that time, pursuant to which the Company received 255,100,000 restricted shares of Nexia common stock in exchange for essentially all of the assets and liabilities of the Company. The Company assets included a portfolio of securities, real estate holdings and publicly reporting operating and shell-companies. The shares received equaled approximately 82% of the issued and outstanding shares of Nexia after the close of the transaction. Subsidiaries included: Diversified Holdings I, Inc., Hudson Consulting, Canton Industrial Corporation of Salt Lake City, West Jordan Real Estate Holdings, Salt Lake Development, Oasis International Hotel and Casino, Kearns Development, Canton Wild Horse Ranch II, Wichita Development Corporation, Golden Opportunity Development Corporation, Downtown Development Corporation, Wasatch Capital Corporation, Wichita Properties and Canton Tire Recycling of West Virginia, Inc. The subsidiaries which were transferred to Nexia have been treated as the acquiring entities for accounting purposes. The transaction is deemed to be an exchange of assets between entities under common control. The former President of the Company is also the President of Nexia and is also a significant shareholder in many of the subsidiaries which were transferred. As noted by Interpretation 39, the transfer of net assets or an exchange of shares between entities under common control is excluded from Opinion 16 and should be accounted for at historical cost. There was no adjustment to the carrying value of the assets or liabilities of the transferred subsidiaries. On December 10, 2002, the Company disposed of essentially all of its operations through a pro rata distribution of Nexia common stock to the Company's shareholders. The stock distribution has been accounted for as a spin-off in accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, the operations of Nexia and its subsidiaries up to the date of disposition had been presented as discontinued operations. Additionally, due to the Company's ceasing substantially all of its activity on December 10, 2002, effective January 1, 2003 it reverted back to the development stage as it seeked a merger or acquisition with an operating entity. On July 22, 2004, the Company acquired D&R Crane, Inc., a California Corporation. D&R Crane, Inc. is principally engaged in the

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              a. Business and Organization (Continued)

              manufacture, installation and servicing of overhead crane and hoist systems in the Southern California area. This transaction resulted in the Company issuing 100 million shares of its restricted common stock and five million shares of its Series C preferred stock to the stockholders of D&R Crane, Inc. in exchange for one hundred percent of D&R Crane's capital stock. The acquisition of D&R Crane, Inc. was accounted for as a reverse merger. Additionally, the Company elected to change its year-end to September 30.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

              d.  Property and Equipment

              Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods as follows:

                           Computers                         3 Years
                           Furniture                         5 Years
                           Machinery and equipment           5 years
                           Vehicles                          5 years

              Depreciation expense for the years ended September 30, 2004 and 2003 was $20,192 and $15,642, respectively.

              e.  Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Concentrations of Risk

              Accounts Receivable
              -------------------

              Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risk in the normal course of its business.

              Major Customers
              ---------------

              Net sales for the years ended September 30, 2004 and 2003 include sales to the following major customers:

                                                 Net Sales
                                                September 30,
                                        --------------------------
                                           2004             2003
                                        ----------      ----------

              Customer A                $  235,004      $  201,405
              Customer B                   121,500         125,291
              Other                        509,148         677,579
                                        ----------      ----------

                                        $  865,652      $1,004,275
                                        ==========      ==========

              Because of the nature of the Company's business, the major customers may vary between years.

              g.  Issuance of Common Stock

              The Company frequently issues shares of its common stock to acquire assets, retire debt and pay for services. Equity instruments issued for assets, debt and services are accounted for at the fair market value on the date of issuance

              h.  Revenue Recognition

              Revenue is recognized when services are completed or when the sales amount is determined, delivery of goods to the customer has occurred, and collection is reasonably assured.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i. Newly Issued Accounting Pronouncements

              During the year ended September 30, 2004, the Company adopted the following accounting pronouncements:

              SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

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

              SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter
              4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i. Newly Issued Accounting Pronouncements (Continued)

              SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

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

              During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j. Stock Options

              As permitted by FASB Statement 148 "Accounting for Stock Based Compensation- Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

              k.  Provision for Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              k. Provision for Income Taxes (Continued)

              Net deferred tax assets consist of the following components as of September 30, 2004 and 2003:

                                              2004           2003
                                          -----------    -----------
              Deferred tax assets:
                  NOL Carryover           $ 1,883,800    $ 1,559,100
                  Accrued Expenses                 --         37,200

              Deferred tax liabilities:
                  Depreciation                     --           (150)

              Valuation allowance          (1,883,800)    (1,596,150)
                                          -----------    -----------

              Net deferred tax asset      $        --    $        --
                                          ===========    ===========

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended September 30, 2004 and 2003 due to the following:

                                                      2004           2003
                                                  -----------    -----------

              Book Income                         $  (285,108)   $(1,663,445)
              Stock for Services/Option Expense        51,654        249,600
              Late Fees                                 1,296             --
              Related Party                            37,245             --
              Meals & Entertainment                       898            205
              Valuation allowance                     194,015      1,413,640
                                                  -----------    -----------

                                                  $        --    $        --
                                                  ===========    ===========

              At September 30, 2004, the Company had net operating loss carryforwards of approximately $4,830,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the September 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at September 30, 2004:


              Machinery and equipment                   $  23,494
              Computers                                     6,151
              Furniture                                     4,196
              Vehicles                                    123,498
                                                        ---------

                                                          157,339

              Less accumulated depreciation               (61,148)
                                                        ---------

                                                        $  96,191
                                                        =========

NOTE 3 -      CONTRACTS PAYABLE

              Contracts payable at September 30, 2004 consist of the following installment contracts:

              Contract with Ford Motor Company, interest rate of 9%,
                secured with vehicle, maturing on August 25, 2006         $ 8,283

              Contract with Toyota Motor Credit, interest rate of 4.5%,
                secured with vehicle, maturing on on June 17, 2008         12,571

              Contract with GMAC, interest rate of 0%, secured with
                     vehicle, maturing on February 6, 2009                 27,110

              Contract with GMAC, interest rate of 0%, secured with
                     vehicle, maturing on February 6, 2009                 27,205
                                                                          -------

                   Total contracts payable                                 75,169

                   Less: current portion                                   19,201
                                                                          -------

                   Long-term contracts payable                            $55,968
                                                                          =======

              Maturities of long-term debt are as follows:

              Year ending September 30:
                     2005                                                 $19,201
                     2006                                                  19,735
                     2007                                                  15,545
                     2008                                                  15,131
                     2009                                                   5,557
                     Thereafter                                                --
                                                                          -------

              Total                                                       $75,169
                                                                          =======

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 4 -      NOTES PAYABLE - RELATED PARTY

              Notes Payable - Related Party at September 30, 2004 consist of the following:

              Note payable to a former related party dated February 21, 2003,
               no interest imputed, unsecured, due on demand.                   $95,000

              All amounts are classified as current liabilities.

NOTE 5 -      ACCRUED EXPENSES

              Accrued expenses consisted of the following at September 30, 2004:

              Credit Cards                                $ 49,380
              Accrued payroll                                8,263
              Payroll tax liabilities                        2,336
              Accrued interest                               9,047
              Sales tax payable                              1,528
              State income taxes                            36,910
              Liabilities to other third parties            60,482
                                                          --------

                                                          $167,946
                                                          ========

NOTE 6 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2004 of $590,561, which raises substantial doubt about the Company's ability to continue as a going concern.

              Management's plans include identifying clients that will need business consulting, corporate administration, capital structuring, merger and acquisition, and financial planning services, but will not provide capital financing, underwriting, or other broker-dealer services. The Company is also looking for potential acquisition targets. Additionally, the Company is seeking funds through a private placement or a public offering to acquire and develop companies as well as fund working capital. In the meantime, the Company will rely on short-term financing from its management and stockholders.

               There can be no assurance that the Company can or will be
              successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 7 -      PREFERRED STOCK

              The Company has authorized up to 500,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences.

              SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

              During 2002, the Company's former President and CEO paid consulting fees of $50,000 on behalf of the Company. Subsequently, the Company repaid him with $25,000, a promissory note in the amount of $20,000 and 1,000 shares of Series A Preferred Stock valued at $5.00 per share, or $5,000.

              SERIES C CONVERTIBLE PREFERRED STOCK

              During 2004, the Company purchased D&R Crane in exchange for 5,000,000 shares of Series C Preferred Stock, valued at $0.001 per share, or $5,000 in addition to 2,000 shares of Common Stock.

NOTE 8 -      STOCK OPTIONS

             A summary of the status of the Company's outstanding stock options as of September 30, 2004 and 2003 and changes during the years then ended is presented below:

                                                     2004                           2003
                                         ----------------------------    ---------------------------
                                                           Weighted                        Weighted
                                                            Average                        Average
                                                           Exercise                        Exercise
                                             Shares          Price          Shares          Price
                                         ------------    ------------    ------------   ------------
             Outstanding, beginning of
              year                                  1    $ 13,458,918               1   $ 13,458,918
             Granted                              354             320              --             --
             Expired/Cancelled                     (1)    (13,458,918)             --             --
             Exercised                           (354)           (320)             --             --
                                         ------------    ------------    ------------   ------------

             Outstanding, end of year              --    $         --               1   $ 13,458,918
                                         ============    ============    ============   ============

             Exercisable                           --    $         --               1   $ 13,458,918
                                         ============    ============    ============   ============

              During 2004 the Company issued 176,000,000 stock options, which have been adjusted and retroactively stated for subsequent stock splits to 354 options, all of which were exercised for $113,174, or $320 per option. Additionally, during 2004 the options outstanding at the beginning of the year (10,818 options prior to the splits) were cancelled due to the subsequent reverse stock splits and their affect on the number of options that existed (.02 options outstanding after the split).

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 9 -      TREASURY STOCK

              The Company accounts for its treasury stock at cost. During the year ended December 31, 2002 the Company purchased 4,933 pre-split shares of its common stock at a cost of $36,959 and cancelled 20,821 pre-split shares at a cost of $710,650. At September 30, 2004, there were 1,107 pre-split shares, 1 post-split share, of common stock reflected as treasury stock with a cost basis of $3,202.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

             A legal action was filed in September 1993 against the Company seeking the cleanup of tires and potentially toxic paint drums at a plant in Canton, Illinois, then owned by a consolidated subsidiary of the Company. On September 28, 1995, the Illinois Environmental Protection Agency (IEPA) informed the Company it was rejecting the proposed plan of the Company for tire cleanup, and would send its own contractor to remove the remaining tires. The Company sought relief from this decision from the Circuit Court in Fulton County, Illinois. After a hearing on October 10, 1995, the Circuit Court denied any relief to the Company. Both the Company and the IEPA contractor removed tires. The State filed an action before the Illinois Pollution Control Board seeking to recover $326,154 as costs incurred to remove the tires and an equal amounts as punitive damages. An award for costs of $326,154 was entered against the Company. On August 25, 1999, the Company entered into an agreement whereby the award was to be paid in quarterly installments of $20,000 at an interest rate of 5.45%. At December 31, 2003, the Company had made only $155,000 of the $340,000 of payments it was supposed to have made by that time per the payment schedule. The unpaid balance at December 31, 2003 was $234,864. On June 2, 2004, the Company entered into an agreement whereby the Company changed its payment schedule. Per the new agreement the Company was to pay $28,500 and $10,000 per month for 19 months, resulting in a settlement of $218,500. As the Company's liability on the settlement date exceeded the revised settlement amount the Company recorded a gain on the settlement of debt for $20,002. As of September 30, 2004, the Company had made a payment of $28,500 towards the $218,500, leaving a liability balance of $190,000.

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

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 11 - CAPITAL LEASE OBLIGATIONS

              Capital Lease Obligations at September 30, 2004 consist of the following lease agreements:
              Lease Agreement with TFS Capital Funding, interest rate of 10%, secured with equipment, maturing on
                January 22, 2007                                                $3,405

              Lease Agreement with TFS Capital Funding, interest rate of 10%, secured with equipment, maturing on
                January 22, 2007                                                 4,377
                                                                                ------

                   Total capital lease obligations                               7,782

                   Less: current portion                                         2,986
                                                                                ------

                   Long-term capital lease obligations                          $4,796
                                                                                ======

              Maturities of long-term debt are as follows:

              Year ending September 30:
                     2005                                                       $2,986
                     2006                                                        3,298
                     2007                                                        1,498
                     2008                                                           --
                     2009                                                           --
                     Thereafter                                                     --
                                                                                ------

              Total                                                             $7,782
                                                                                ======

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 12 - SUBSEQUENT EVENTS

             Subsequent to September 30, 2004, the Company issued 892,238 stock options to employees in accordance with the Company's employee stock incentive plan. All options have been exercised .

             On October 18, 2004, the Company effected a 1 for 1,000 reverse stock split. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split

             On January 11, 2005, the Company, D&R Crane, and D&R Crane's former stockholders rescinded the Company's acquisition of all of the capital stock of D&R Crane. In connection therewith, one of the Company's officers and directors resigned, and the Company assumed a note issued by D&R Crane in the principal amount of $215,000. This rescission resulted in a reduction of assets and liabilities on the Company's books in addition to the Company acquiring the shares of capital stock that they had initially issued for the acquisition.

             On January 12, 2005, the Company designated a series of preferred stock to be known as Series D Preferred Stock, par value $0.001 per share. Each share of Series D Preferred Stock is convertible into such number of shares of the Company's common stock equal to $0.01 per share divided by fifty percent (50%) of the average of the per share market during the three (3) trading days immediately preceding the conversion date. Holders of the Series D Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company's common stock on an as converted basis when, as, and if declared by the board of directors. The holders of the Series D Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the Series D Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series D Preferred Stock are not redeemable. The holders of Series D Preferred Stock and the holders of common stock shall be entitled to notice of any stockholders' meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Series D Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series D Preferred Stock held by such holder, (b) the number of issued and outstanding shares of common stock (on a fully-diluted basis) as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000004; and (ii) the holders of common stock shall have one vote per share of common stock held as of such date.

             On January 12, 2005, the Company issued 5,000,000 shares of Series D Preferred Stock to an individual for $20,000 in cash and a note in the principal amount of $30,000.00, payable in three monthly installments of $10,000.00 each. In connection therewith, the Company appointed the individual as a director of the Company.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


NOTE 12 - SUBSEQUENT EVENTS (Continued)

             On January 13, 2005, the Company rescinded the issuance of 10,000 shares of common stock to a director and officer of the Company for $50,000. Under the terms of the rescission agreement, the officer and director returned the 10,000 shares of common stock to the Company for cancellation, and the Company paid the officer and director $20,000 in cash and issued a note in the principal amount of $30,000.00, payable in three monthly installments of $10,000.00 each. In connection therewith, the individual resigned as an officer and director of the Company.

             On January 28, 2005, the Company issued 250,000 shares of Series C Preferred Stock to the Company's sole officer and director for $5,000 in cash.

             On February 2, 2005, the Company effected a 1 for 500 reverse stock split. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

      Name                    Age       Position
      --------------------------------------------------------------------------
      Richard F. Schmidt       42       Director,  President,  CEO and Secretary


      Richard F. Schmidt, Director, President, CEO and Secretary. Mr. Schmidt, age 42, has an extensive background in corporate finance, with over 15 years of direct financial and tax management experience. He is responsible for all aspects of our day to day operations, treasury management, public reporting and investor relations. Mr. Schmidt formerly worked as the Senior Vice President of Iseki, Inc., an international sales and leasing company, assisting the company with the management and review of its administrative, legal and human resources. Previously at Iseki, Inc., Mr. Schmidt had served as Chief Financial Officer. He also served as a manager and multinational tax and business consultant for Coopers & Lybrand. Mr. Schmidt is a Certified Public Accountant licensed in California. Mr. Schmidt is also a director of Global Resource Corporation and Cybertel Capital Corporation, both publicly traded companies.

Audit Committee

      We do not have an audit committee at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended September 30, 2004, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis. However, as was disclosed on our Current Report on Form 8-K filed on June 17, 2004 and our Current Report on Form 8-K filed on July 23, 2004, the Form 3 filed by Jody R. Regan and Dawnelle Patrick did not disclose Mr. Regan's and Ms. Patrick's ownership of 5,000,000 shares of our Series B Preferred stock.

Code of Ethics

      We have not adopted a code of ethics that applies to our officers and employees because we have no significant operations. The board of directors is at present comprised of management. Furthermore, our directors and officers, Richard F. Schmidt holds a controlling shareholder interest in the company. Consequently, the board believes there is no reason at this stage in the company's development to adopt a code of ethics. We intend that upon acquiring or commencing significant operations, we will adopt an appropriate code of ethics.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2004(1) and December 31, 2003.

                                            Annual Compensation                                  Long-Term Compensation
                              ----------------------------------------------------     ------------------------------------------
                                                                                                      Common Shares
                                                                                                       Underlying          All
                                                                                       Restricted        Options          Other
                                                                      Other Annual       Stock           Granted         Compen
Name and Position             Year         Salary          Bonus      Compensation     Awards ($)       (# Shares)       -sation
-----------------             ----        -------          -----      ------------     ----------      ------------      --------

Richard F. Schmidt            2004            -0-            -0-            -0-            -0-              --              -0-
Chief Executive Officer       2003            -0-            -0-            -0-            -0-              --              -0-
As of January 12, 2005

Dawnelle Patrick              2004        $24,000            -0-            -0-            -0-              --              -0-
Secretary                     2003            -0-            -0-            -0-            -0-              --              -0-
As of July 2004
Employment ended
January 12, 2005

Jody R. Regan                 2004        $24,000            -0-            -0-            -0-              --              -0-
President                     2003            -0-            -0-            -0-            -0-              --              -0-
and Director
As of July 2004
Employment ended
January 12, 2005

Richard D. Surber             2004            -0-            -0-            -0-            -0-              --              -0-
Chief Executive Officer       2003            -0-            -0-            -0-            -0-              --              -0-
Employment ended
July 2004


      (1) On October 18, 2004, we changed our fiscal year from ending on December 31 of each year to ending on September 30 of each year.

Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      As of the year ended September 30, 2004, we do not have any employment agreements with any of our officer or employees.

Compensation of Directors

      Our directors are each compensated through the payment of up to $300 for each meeting of the board of directors which they attend. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 11, 2005 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

      o     each of our directors and executive officers; and

      o     all of our directors and executive officers as a group.


                                            Number Of Shares
   Name And Address                       Beneficially Owned   Percentage Owned
   ----------------                       ------------------   ----------------

   Richard F. Schmidt(1)                     25,333,333(2)            95.8%(2)

   All directors and officers as a group     25,333,333(2)            95.8%(2)


      (1)   The address is 9444 Waples Steet, Suite 290, San Diego, CA 92121.

      (2) Richard F. Schmidt is the beneficial owner of 5,000,000 shares of Series D Preferred Stock, which are currently convertible into 333,333 shares of our common stock, and 250,000 shares of Series C Preferred Stock, which are currently convertible into 25,000,000 shares of our common stock.

      Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

      Acquisition of D&R Crane, Inc.

      On July 21, 2004, we signed, an agreement to acquire 100% ownership of D&R. Crane, Inc., a total of 600 shares of common stock, from Jody R. Regan, president of Axia and his spouse Dawnelle Patrick, president of D&R Crane, in exchange for the issuance of 100,000,000 shares of our restricted common stock and 5,000,000 shares of our Series B Preferred stock. Effective July 22, 2004, D & R became our wholly owned subsidiary, Jody R. Regan became our President and Dawnelle Patrick became our Secretary. On January 11, 2005 our directors considered to be in the best interests of the company to return D&R back to the status of a private company and voted to rescind the July 21, 2004 stock issuances to Mr. Regan and Ms. Patrick and thus the acquisition of D&R.

Item 13. Exhibits.

Exhibit No.    Description
-----------    -----------

2.1 Stock Purchase Agreement dated July 21, 2004, by, between and among Jody R. Regan, Dawnelle Patrick, D & R Crane, Inc., a California Corporation and Axia Group, Inc., a Nevada corporation. Filed as Exhibit 10(i) to our Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference.

4.1 Certificate of Determination of the Rights and Preferences of Preferred Stock of Axia Group, Inc., Series B Convertible Preferred Stock, Dated July 21, 2004. Filed as Exhibit 99(i) to our Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference.

4.2            Certificate of Amendment to Certificate of Designation. Filed as
               Exhibit 3(i) to our Current Report on Form 8-K filed on November 15, 2004 and incorporated herein by reference.

4.3            October 2004 Employee Stock Incentive Plan of Axia Group, Inc.
               Filed as Exhibit 4.1 to our Registration Statement on Form S-8 filed on October 22, 2004 and incorporated herein by reference.

4.4 October 2004 Non-Employee Directors and Consultants Retainer Stock Plan of Axia Group, Inc. Filed as Exhibit 4.2 to our Registration Statement on Form S-8 filed on October 22, 2004 and incorporated herein by reference.

4.4            September 2004 Employee Stock Incentive Plan of Axia Group, Inc.
               Filed as Exhibit 4.1 to our Registration Statement on Form S-8 filed on September 23, 2004 and incorporated herein by reference.

4.5            Amendment No. 1 to the July 2004 Benefit Plan of Axia Group, Inc.
               Filed as Exhibit A to our Registration Statement on Form S-8 filed on August 26, 2004 and incorporated herein by reference.

4.6 The July 2004 Benefit Plan of Axia Group, Inc. Filed as Exhibit A to our Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference.

4.7 The 2002 Benefit Plan of Axia Group, Inc. Filed as Exhibit A to our Registration Statement on Form S-8 filed on February 7, 2002 and incorporated herein by reference.

4.8            The Amended 2002 Benefit Plan of Axia Group, Inc. Filed as
               Exhibit 1 to our Registration Statement on Form S-8 filed on August 29, 2002 and incorporated herein by reference.

10.1 Stock Purchase Agreement dated July 21, 2004, by, between and among Jody R. Regan, Dawnelle Patrick, D & R Crane, Inc., a California Corporation and Axia Group, Inc., a Nevada corporation. Filed herein as Exhibit 2.1.

22.1 Definitive Information Statement. Filed on Schedule 14C on August 26, 2004 and incorporated herein by reference.

31.1           Certification of Richard F. Schmidt pursuant to Rule 13a-14(a).

32.1 Certification of Richard F. Schmidt pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

      Our Board of Directors selected HJ Associates & Consultants, LLP, independent auditors, as our auditors for the year ended September 30, 2004.

Audit Fees

      HJ Associates & Consultants, LLP has been our principal accountant for the past two years and has also been the principal accountant of D&R Crane, Inc., which, under generally accepted accounting principles, is deemed to have acquired us for accounting purposes. HJ Associates & Consultants, LLP billed us $12,603 in fees for our annual audit for the year ended September 30, 2004, and $5,739 in fees for the review of our quarterly financial statements for period from January 1, 2004 through June 30, 2004. HJ Associates & Consultants, LLP also billed us $15,800 in fees for our annual audit and review of our quarterly financial statements for the year ended December 31, 2003. In addition, HJ Associates & Consultants, LLP billed us $24,321 in fees for the audit of D&R

Crane, Inc. for the years ended September 30, 2003 and September 30, 2002, and $1,478 in fees for the review of the financial statements as of June 30, 2004.

Audit-Related Fees

       We did not pay any fees to HJ Associates & Consultants, LLP for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax and Other Fees

      We did not pay any fees to HJ Associates & Consultants, LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending September 30, 2004.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by HJ Associates & Consultants, LLP and the estimated fees related to these services.

      With respect to the audit of our financial statements as of September 30, 2004 and for the year then ended, none of the hours expended on HJ Associates & Consultants, LLP's engagement to audit those financial statements were attributed to work by persons other than HJ Associates & Consultants, LLP's full-time, permanent employees.

      With respect to the review of our quarterly financial statements for the year ended September 30, 2004, none of the hours expended on HJ Associates & Consultants, LLP's engagement to review those financial statements were attributed to work by persons other than HJ Associates & Consultants, LLP's full-time, permanent employees.


                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AXIA GROUP, INC.



                                          By:   /s/ Richard F. Schmidt
                                            ------------------------------------
                                                Richard F. Schmidt
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures              Title                               Date
--------------------------------------------------------------------------------


/s/ Richard F. Schmidt  Chief Executive Officer, Director   February 16, 2005
----------------------
Richard F. Schmidt