Form 10QSB
period 2004-12-31
AXIA GROUP, INC.
filed 2005-02-18
CIK 788738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]   For the quarterly period ended December 31, 2004
                                     -----------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________


                         Commission File No.: 001-09418


                                AXIA GROUP, INC.
             (Exact name of registrant as specified in its charter)


                     NEVADA                              87-0509512
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification No.)

                              1324 N. MAGNOLIA AVE.
                               EL CAJON, CA 92020
                    (Address of principal executive offices)

                    Issuer's telephone number: (619) 444-1919


   (Former name, former address and former fiscal year, if changed since last report)

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2005, 1,086,561 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes ___    No _X_

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                         AXIA GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                         AXIA GROUP, INC. AND SUBSIDIARY
                                 Balance Sheets


                                     ASSETS

                                                                  December 31,  September 30,
                                                                      2004          2004
                                                                    --------     --------
                                                                  (Unaudited)
CURRENT ASSETS

   Cash                                                             $ 66,161     $ 15,345
   Accounts receivable, net                                           57,065       86,838
   Prepaid assets                                                      4,620        3,921
                                                                    --------     --------

     Total Current Assets                                            127,846      106,104
                                                                    --------     --------

PROPERTY AND EQUIPMENT, NET                                           90,108       96,191
                                                                    --------     --------

     TOTAL ASSETS                                                   $217,954     $202,295
                                                                    ========     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Bank overdraft                                                   $     --     $  4,175
   Accounts payable                                                  183,615      127,169
   Accrued expenses                                                  154,396      167,946
   EPA liability                                                     190,000      190,000
   Notes payable                                                     215,000      220,000
   Notes payable - related party                                     120,000       95,000
   Current portion of contracts payable                               19,417       19,201
   Current portion of capital lease obligation                         2,859        2,986
                                                                    --------     --------

     Total Current Liabilities                                       885,287      826,477
                                                                    --------     --------

LONG TERM LIABILITIES

   Long term portion of contracts payable                             49,127       55,968
   Long term portion of capital lease obligation                       3,526        4,796
                                                                    --------     --------

   Total Long Term Liabilities                                        52,653       60,764
                                                                    --------     --------

   TOTAL LIABILITIES                                                $937,940     $887,241
                                                                    --------     --------


  The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                           Balance Sheets (Continued)


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                 December 31,     September 30,
                                                                     2004             2004
                                                                 -----------      -----------
                                                                (Unaudited)

COMMITMENTS AND CONTINGENCIES

   Series A Redeemable Convertible preferred stock;
     $0.001 par value; 5,000 authorized, 1,000 shares
      issued and outstanding, respectively                             5,000            5,000
                                                                 -----------      -----------

STOCKHOLDERS' DEFICIT

   Preferred stock, $.001 par value, 34,988,000 shares
     authorized, -0- shares outstanding                                   --               --
   Series B preferred stock, $.001 par value, 12, 000 shares
     authorized, -0- shares outstanding                                   --               --
   Series C preferred stock, $.001 par value, 10, 000,000
     shares authorized, -0- and 5,000,000 shares
     outstanding, respectively                                            --            5,000
   Common stock, $.001 par value, 200,000,000 shares
     authorized, 1,989,721 and 593 shares issued and
     outstanding, respectively                                         1,990                1
   Additional paid-in-capital                                        456,818          (93,864)
Treasury stock, 1 share at cost                                       (3,202)          (3,202)
   Stock subscription receivable                                      (1,115)          (7,320)
   Accumulated deficit                                            (1,179,477)        (590,561)
                                                                 -----------      -----------

     Total Stockholders' Deficit                                    (724,986)        (689,946)
                                                                 -----------      -----------

     TOTAL LIABILITIES, REDEEMABLE
       CONVERTIBLE PREFERRED STOCK AND
       STOCKHOLDERS' DEFICIT                                     $   217,954      $   202,295
                                                                 ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                            Statements of Operations
                                   (Unaudited)


                                                    For the Three Months Ended
                                                             December 31,
                                                     ------------------------
                                                        2004           2003
                                                     ---------      ---------

NET SALES                                            $ 208,234      $ 175,460

COST OF SALES                                           88,994         47,974
                                                     ---------      ---------

GROSS MARGIN                                           119,240        127,486
                                                     ---------      ---------

OPERATING EXPENSES

   Selling, general and administrative                 577,604         73,843
   Payroll expense                                      95,553         56,759
   Travel and entertainment                                 --          2,134
   Depreciation expense                                  6,083          4,495
                                                     ---------      ---------

     Total Operating Expenses                          679,240        137,231
                                                     ---------      ---------

LOSS FROM OPERATIONS                                  (560,000)        (9,745)
                                                     ---------      ---------

OTHER INCOME (EXPENSE)

   Loss on extinguishment of debt                      (23,084)            --
   Miscellaneous income                                     --          1,303
   Interest expense                                     (5,832)          (305)
                                                     ---------      ---------

     Total Other Income (Expense)                      (28,916)           998
                                                     ---------      ---------

LOSS BEFORE INCOME TAXES                              (588,916)        (8,747)

PROVISION FOR INCOME TAXES                                  --             --
                                                     ---------      ---------

NET LOSS                                             $(588,916)     $  (8,747)
                                                     =========      =========

BASIC LOSS PER SHARE                                 $   (2.85)     $  (21.87)
                                                     =========      =========

BASIC WEIGHTED AVERAGE SHARES                          206,817            400
                                                     =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Statements of Stockholders' Deficit (Continued)

                                       Preferred Stock         Common Stock       Additional
                                    ---------------------   -------------------    Paid-in    Subscription  Deferred    Accumulated
                                      Shares      Amount      Shares     Amount    Capital     Receivable  Consulting     Deficit
                                    ---------   ---------   ---------   -------   ---------    ---------    --------    ---------
Balance, December 31, 2002                 --   $      --         200   $     1   $     399    $      --    $     --    $  64,854

Net loss for the year ended
   December 31, 2003                       --          --          --        --          --           --          --      (56,847)
                                    ---------   ---------   ---------   -------   ---------    ---------    --------    ---------

Balance, December 31, 2003                 --          --         200         1         399           --          --        8,007

Issuance of shares for purchase
   of D&R Crane (reverse merger)    5,001,000      10,000           1         1    (389,882)          --     (10,000)          --

Issuance of common stock for
   services                                --          --          19        --     132,445           --          --           --

Issuance of common shares
   for cash                                --          --          20        --      50,000           --          --           --

Amortization of deferred consulting        --          --          --        --          --           --      10,000           --

Issuance of common shares to
   employees upon exercise of
    stock options                          --          --         353        --     113,174       (7,320)         --           --

Net loss for the year ended
   September 30, 2004                      --          --          --        --          --           --          --     (598,568)
                                    ---------   ---------   ---------   -------   ---------    ---------    --------    ---------

Balance, September 30, 2004         5,001,000      10,000         593         1     (93,864)      (7,320)         --     (590,561)

Cash received for subscription
   receivable (unaudited)                  --          --          --        --          --        7,320          --           --

Issuance of common shares
   for services (unaudited)                --          --     106,300       106     423,263           --          --           --

Issuance of common shares
   for debt (unaudited)                    --          --      86,500        87      35,302           --          --           --

Issuance of common shares to
   employees for cash (unaudited)          --          --     796,328       796      88,117       (1,115)         --           --
                                    ---------   ---------   ---------   -------   ---------    ---------    --------    ---------

Balance Forward                     5,001,000   $  10,000     989,721   $   990   $ 452,818    $  (1,115)   $     --    $(590,561)
                                    ---------   ---------   ---------   -------   ---------    ---------    --------    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Statements of Stockholders' Deficit (Continued)

                                       Preferred Stock         Common Stock        Additional
                                    ---------------------   --------------------    Paid-in    Subscription  Deferred   Accumulated
                                      Shares      Amount      Shares      Amount    Capital     Receivable  Consulting    Deficit
                                    ---------   ---------   ---------    -------   ---------    ---------    --------   ---------
Balance Forward                    5,001,000    $  10,000       989,721   $     990   $  452,818   $  (1,115)   $ --   $  (590,561)

Conversion of series C preferred
   shares to common shares
   (unaudited)                    (5,000,000)      (5,000)    1,000,000       1,000        4,000          --      --            --

Net loss for the quarter ended
   December 31, 2004 (unaudited)          --           --            --          --           --          --      --      (588,916)
                                 -----------    ---------    ----------   ---------   ----------   ---------    ----   -----------

Balance, December 31, 2004
   (unaudited)                         1,000    $   5,000     1,989,721   $   1,990   $  456,818   $  (1,115)   $ --   $(1,179,477)
                                 ===========    =========    ==========   =========   ==========   =========    ====   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                               December 31,
                                                         ----------------------
                                                            2004          2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $(588,916)   $  (8,747)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services                      423,369           --
     Loss on extinguishment of debt                         23,084           --
     Depreciation and amortization                           6,083        4,495
   Change in Assets and Liabilities:
     (Increase) in prepaid assets                             (699)          --
     Decrease in accounts receivable                        29,773       46,833
     Increase (decrease) in accounts payable                68,750      (28,452)
     (Decrease) in accrued expenses                        (13,550)     (12,135)
                                                         ---------    ---------

     Net Cash Provided (Used) by Operating Activities      (52,106)       1,994
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                            --           --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                           (4,175)          --
   Common stock issued for cash                             87,798           --
   Payments on notes and contracts payable                 (11,625)      (1,494)
   Cash receipts on stock subscription receivable            7,320           --
   Proceeds from notes payable - related                    25,000           --
   Payment on capital lease                                 (1,396)      (6,865)
                                                         ---------    ---------

     Net Cash Provided (Used) by Financing Activities      102,922       (8,359)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                             50,816       (6,365)

CASH AT BEGINNING OF PERIOD                                 15,345       15,851
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $  66,161    $   9,486
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                               $      --    $      --
  Income taxes                                           $      --    $      --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for extinguishment of debt        $  12,305    $      --
   Common stock issued for services                      $ 423,369    $      --


  The accompanying notes are an integral part of these consolidated financial statements.

                         AXIA GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    December 31, 2004 and September 30, 2004

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited consolidated financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the years ended September 30, 2005 and 2004.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2004 of $1,179,477, which raises substantial doubt about the Company's ability to continue as a going concern.

              Management's plans include raising capital through either a private placement or regulations offering or acquiring a business or operations with sufficient revenues to support its operations. In the meantime, the Company will rely on short-term financing from its management and shareholders.

              There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -     SUBSEQUENT EVENTS

             Subsequent to December 31, 2004, the Company issued 48,000,000 shares of common stock to employees in accordance with the Company's employee stock incentive plan. All options have been exercised.

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

                         AXIA GROUP, INC. AND SUBSIDIARY
           Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2004 and September 30, 2004

NOTE 3 -     SUBSEQUENT EVENTS (Continued)

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

                         AXIA GROUP, INC. AND SUBSIDIARY
           Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2004 and September 30, 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - STOCK OPTIONS

              A summary of the status of the Company's outstanding stock options as of December 31, 2004 and September 30, 2004 and changes during the periods then ended is presented below:

                                                           December 31, 2004               September 30, 2004
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of
               year                                            -  $              -              1  $    13,458,918
              Granted                                    796,328              0.11            354              320
              Expired/Cancelled                                -                 -            (1)     (13,458,918)
              Exercised                                 (796,328)            (0.11)           354            (320)
                                                   -------------  ----------------  -------------  ---------------

              Outstanding, end of year                         -  $              -              -  $             -
                                                   =============  ================  =============  ===============

              Exercisable                                      -  $              -              -  $             -
                                                   =============  ================  =============  ===============

ITEM 2 - PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

         On January 12, 2005, we issued 5,000,000 shares of Series D Preferred Stock to Richard F. Schmidt for $20,000 in cash and a note in the principal amount of $30,000.00, payable in three monthly installments of $10,000.00 each. In connection therewith, we appointed Mr. Schmidt as a director of Axia.

         On January 13, 2005, we entered into a rescission agreement with Jody
R. Regan, our former officer and director, to rescind Mr. Regan's acquisition of 10,000 shares of our common stock. Under the terms of the rescission agreement, Mr. Regan returned the 10,000 shares of common stock to us for cancellation, and we paid Mr. Regan $20,000 in cash and issued a note in the principal amount of $30,000.00, payable in three monthly installments of $10,000.00 each. In connection therewith, Mr. Regan resigned as an officer and director. The board of directors appointed Richard D. Mangiarelli to fill the vacancy on the board of directors and appointed Richard F. Schmidt as President, Chief Financial Officer, and Secretary.

         On January 28, 2005, we issued 250,000 shares of Series C Preferred Stock to Richard F. Schmidt for $5,000 in cash.

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

RESULTS OF OPERATIONS

Basis of Presentation

         The results of operations set forth below for the three months ended December 31, 2004 and December 31, 2003 are those of the continuing operations of D&R Crane, Inc.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         NET SALES. Net sales increased to $208,234 for the three months ended December 31, 2004, from $175,460 for the three months ended December 31, 2003. This increase in sales results primarily from increased demand for D&R Crane's products.

         COST OF SALES. Cost of sales increased to $88,994 for the three months ended December 31, 2004 from $47,974 for the three months ended December 31, 2003. Our cost of sales increased due to increased sales of D&R Crane in the first quarter of fiscal 2005.

         OPERATING EXPENSES. Operating expenses increased to $679,240 for the three months ended December 31, 2004 from $137,231 for the three months ended December 31, 2003. The operating expenses increased primarily due to the increased cost of operating D&R Crane as a publicly traded company and from issuing $423,369 worth of common stock for services rendered.

         OPERATING LOSS. We incurred an operating loss of $560,000 for the three months ended December 31, 2004, compared to an operating loss of $9,745 for the three months ended December 31, 2003. We had higher operating losses in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily because because our operating expenses significantly increased due to D&R Crane being operated as a public company and because of our issuance of a substantial amount of common stock for services rendered.

         PROVISION FOR INCOME TAXES. We incurred operating losses for the three months ended December 31, 2004 and for the three months ended December 31, 2003. Accordingly, we have made no provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations, debt service, and capital requirements through debt financing and issuance of equity securities. Our working capital deficit at December 31, 2004 was $757,441. We had cash of $66,161 as of December 31, 2004.

         We used $52,106 of net cash in operating activities for the three months ended December 31, 2004 compared to generating $1,994 in the three months ended December 31, 2003. Cash generated by operating activities for the three months ended December 31, 2004 was mainly due to non-cash charges of $6,083 for depreciation, $423,369 in common stock issued for services rendered, $29,773 for decreases in accounts receivable, $68,750 for increases in accounts payable, and $23,084 for losses from extinguishment of debt. These cash flows were offset by a net loss of $588,916, $699 for an increase in prepaid assets, and $13,550 for decreases in accrued expenses.

         There were no net cash flows used in investing activities in either the three months ended December 31, 2004 or in the three months ended December 31, 2003.

         Net cash flows provided by financing activities were $102,922 for the three months ended December 31, 2004, compared to net cash used in financing activities of $8,359 in the three months ended December 31, 2003. This increase in net cash provided by financing activities is due to proceeds from note payables issued to related parties of $25,000, proceeds from the exercise of stock options issued under our various Employee Stock Incentive Plans of $87,798, and receipt of cash from stock subscriptions receivable of $7,320. These cash flows were offset by a paydown of a bank overdraft of $4,175, payments on notes and other contracts of $11,625, and payments on capital lease obligations of $1,396.

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

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet financing arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to Axia is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization, the effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

         POSSIBLE ACTIONS BY GOVERNMENTAL AUTHORITIES

         Canton Illinois Property. In January 2000, the United States Environmental Protection Agency forwarded letters to us and to Thistle Holdings Inc. informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. We declined to involve ourselves in the clean-up process, no response nor additional demands have been made by the EPA as of this date, except as set forth below.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a)
                  1. See our Current Report on Form 8-K filed on February 15, 2005.

                  2. On February 17, 2005, Richard F. Schmidt, our President and Chief Executive Officer, converted 100,000 shares of Series C Preferred Stock into 10,000,000 shares of our common stock under the terms of the Series C Preferred Stock. The issuance of the shares of common stock was exempt under Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

         (b) None.

         (c) See our Current Report on Form 8-K filed on February 15, 2005.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) None.

         (b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         (a) See Item 2(a)(2) above.

         (b) None.

ITEM 6 - EXHIBITS

Item No.   Description                                            Method of Filing
--------   -----------                                            ----------------
31.1       Certification of Richard F. Schmidt pursuant to Rule   Filed electronically herewith.
           13a-14(a)
32.1       Chief Executive Officer and Chief Financial Officer    Filed electronically herewith.
           Certification pursuant to 18 U.S.C. ss. 1350 adopted
           pursuant to Section 906 of the Sarbanes Oxley Act of
           2002


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AXIA GROUP, INC.


February 18, 2005              /s/ Richard F. Schmidt
                               ----------------------
                               Richard F. Schmidt
                               Chief Executive Officer
                               (Principal Executive Officer, Principal Financial
                               Officer, and Principal Accounting Officer)