Form 10QSB
period 2005-03-31
AXIA GROUP, INC.
filed 2005-06-06
CIK 788738

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005
                                     --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 27, 2005, 228,215,561 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  |_|    No  |X|


================================================================================

PART 1:       FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS






                                AXIA GROUP, INC.

                              FINANCIAL STATEMENTS

                                 March 31, 2005

                                AXIA GROUP, INC.
                                  Balance Sheet

                                     ASSETS
                                                                                   March 31,
                                                                                     2005
                                                                                  (Unaudited)
                                                                                 -------------
CURRENT ASSETS

   Cash                                                                          $      12,464
   Prepaid assets                                                                        1,666
                                                                                 -------------
     Total Current Assets                                                               14,130
                                                                                 -------------
   TOTAL ASSETS                                                                         14,130
                                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                              $     163,441
   Accrued expenses                                                                     97,393
   EPA liability                                                                       190,000
   Notes payable                                                                       225,000
   Notes payable - related party                                                            94
                                                                                 -------------
     Total Current Liabilities                                                         675,928
                                                                                 -------------
   TOTAL LIABILITIES                                                                   675,928
                                                                                 -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value, 35,000,000 shares
     authorized, -0- shares outstanding                                                     --
   Series C preferred stock, $.001 par value, 10,000,000
     shares authorized, 150,000 shares outstanding                                         150
   Series D preferred stock, $.001 par value, 5,000,000
     Shares authorized, 5,000,000 shares outstanding                                     5,000
   Common stock, $.001 par value, 200,000,000 shares
     authorized, 95,507,263 shares issued and outstanding                               95,507
   Additional paid-in-capital                                                       19,586,896
   Treasury stock, 1 share at cost                                                      (3,202)
   Accumulated deficit                                                             (20,346,149)
                                                                                 -------------
     Total Stockholders' Deficit                                                      (661,798)
                                                                                 -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $      14,130
                                                                                 =============



   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                      Statements of Operations (Unaudited)

                                                            For the                            For the
                                                       Six Months Ended                  Three Months Ended
                                                           March 31,                           March 31,
                                             -----------------------------------  --------------------------------
                                                     2005              2004               2005             2004
                                             -----------------  ----------------  ----------------  --------------
NET SALES                                    $              --  $             --  $             --  $           --

COST OF SALES                                               --                --                --              --
                                             -----------------  ----------------  ----------------  --------------

GROSS MARGIN                                                --                --                --              --
                                             -----------------  ----------------  ----------------  --------------

OPERATING EXPENSES

Selling, general and administrative                    176,410                --           176,410              --
Payroll expense                                         16,900                --            16,900              --
                                             -----------------  ----------------  ----------------  --------------

Total Operating Expenses                               193,310                --           193,310              --
                                             -----------------  ----------------  ----------------  --------------

LOSS FROM OPERATIONS                                  (193,310)               --          (193,310)             --
                                             -----------------  ----------------  ----------------  --------------

OTHER EXPENSES

Loss on extinguishment of debt                         (67,847)               --           (67,847)             --
                                             -----------------  ----------------  ----------------  --------------
Total Other Expenses                                   (67,847)               --           (67,847)             --
                                             -----------------  ----------------  ----------------  --------------

LOSS BEFORE DISCONTINUED OPERATION                    (261,157)               --          (261,157)             --
                                             -----------------  ----------------  ----------------  --------------
DISCONTINUED OPERATIONS

  Loss from discontinued operation                    (644,005)         (133,395)               --        (124,648)
  Loss from disposal of discontinued
    operations                                        (356,950)               --          (356,950)             --
                                             -----------------  ----------------  ----------------  --------------

      Total Loss on Discontinued Operations         (1,000,955)         (133,395)         (356,950)       (124,648)
                                             -----------------  ----------------  ----------------  --------------

NET LOSS                                     $      (1,262,112) $       (133,395) $       (618,107) $     (124,648)
                                             =================  ================  ================  ==============

BASIC LOSS PER SHARE

  Continuing operations                      $           (0.02)            (0.00)            (0.01)          (0.00)
  Discontinued operations                                (0.09)          (333.49)            (0.02)        (311.62)
                                             -----------------  ----------------  ----------------  --------------

     Total Loss per Share                    $           (0.11) $        (333.49) $          (0.03) $      (311.62)
                                             =================  ================  ================  ==============

BASIC WEIGHTED AVERAGE SHARES                       11,078,884               400        22,035,912             400
                                             =================  ================  ================  ==============

   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                      Statements of Cash Flows (Unaudited)


                                                                                 For the Six Months Ended
                                                                                         March 31,
                                                                           ---------------------------------------
                                                                                2005                    2004
                                                                           ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                $    (1,262,112)         $     (133,395)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services                                              492,111                      --
     Loss on extinguishment of debt                                                 90,931                      --
     Depreciation and amortization                                                   6,083                   7,624
   Change in Assets and Liabilities:

     (Increase) in prepaid assets                                                   (1,495)                     --
     Decrease in accounts receivable                                                29,773                  38,787
     Increase (decrease) in accounts payable                                       218,400                 (14,284)
     (Decrease) in accrued expenses                                                (13,550)                 (2,700)
     Loans Acquired from D & R Crane rescission                                    356,950                      --
                                                                           ---------------          --------------

       Net Cash Used by Operating Activities                                       (82,909)               (103,968)
                                                                           ---------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                             --                  (8,060)
                                                                           ---------------          --------------

       Net Cash Used by Investing Activities                                            --                  (8,060)
                                                                           ---------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   D & R cash at rescission                                                        (36,505)                     --
   Bank overdraft                                                                   (4,175)                     --
   Proceeds from stock option exercises                                            148,729                      --
   Payments on notes and contracts payable                                         (51,625)                 (4,215)
   Proceeds from notes payable                                                           -                  60,000
   Proceeds from notes payable - related party                                      25,000                  70,000
   Payment on capital lease                                                         (1,396)                 (7,081)
                                                                           ----------------         --------------

       Net Cash Provided by Financing Activities                                    80,028                 118,704
                                                                           ---------------          --------------

NET INCREASE (DECREASE) IN CASH                                                     (2,881)                  6,676

CASH AT BEGINNING OF PERIOD                                                         15,345                  15,851
                                                                           ---------------          --------------

CASH AT END OF PERIOD                                                      $        12,464          $       22,527
                                                                           ===============          ==============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

   Interest                                                                $            --          $           --
   Income taxes                                                            $            --          $           --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for extinguishment of debt                          $        88,757          $           --
   Common stock issued for services                                        $       492,111          $           --


   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                        Notes to the Financial Statements
                                 March 31, 2005

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited consolidated financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the years ended September 30, 2005 and 2004.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2005 of $20,346,149, which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 -  COMMITMENTS AND CONTINGENCIES

          A legal action was filed in September 1993 against the Company seeking the cleanup of tires and potentially toxic paint drums at a plant in Canton, Illinois, then owned by a consolidated subsidiary of the Company. On September 28, 1995, the Illinois Environmental Protection Agency (IEPA) informed the Company it was rejecting the proposed plan of the Company for tire cleanup, and would send its own contractor to remove the remaining tires. The Company sought relief from this decision from the Circuit Court in Fulton County, Illinois. After a hearing on October 10, 1995, the Circuit Court denied any relief to the Company. Both the Company and the IEPA contractor

                                AXIA GROUP, INC.
                        Notes to the Financial Statements
                                 March 31, 2005

NOTE 3 -  COMMITMENTS AND CONTINGENCIES (Continued)

          removed tires. The State filed an action before the Illinois Pollution Control Board seeking to recover $326,154 as costs incurred to remove the tires and an equal amounts as punitive damages. An award for costs of $326,154 was entered against the Company. On August 25, 1999, the Company entered into an agreement whereby the award was to be paid in quarterly installments of $20,000 at an interest rate of 5.45%. At March 31, 2003, the Company had made only $155,000 of the $340,000 of payments it was supposed to have made by that time per the payment schedule. The unpaid balance at March 31, 2003 was $234,864. On June 2, 2004, the Company entered into an agreement whereby the Company changed its payment schedule. Per the new agreement the Company was to pay $28,500 and $10,000 per month for 19 months, resulting in a settlement of $218,500. As the Company's liability on the settlement date exceeded the revised settlement amount the Company recorded a gain on the settlement of debt for $20,002. As of September 30, 2004, the Company had made a payment of $28,500 towards the $218,500, leaving a liability balance of $190,000.

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

                                AXIA GROUP, INC.
                        Notes to the Financial Statements
                                 March 31, 2005

NOTE 4 -  STOCK OPTIONS

          A summary of the status of the Company's outstanding stock options as of March 31, 2005 and September 30, 2004 and changes during the periods then ended is presented below:

                                                          March 31, 2005                 September 30, 2004
                                                 ---------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                     Shares             Price          Shares            Price
                                                 ---------------  ----------------  -------------  ---------------
              Outstanding, beginning of year                  --  $             --              1  $    13,458,918
              Granted                                 48,635,090              0.00            354              320
              Expired/Cancelled                                -                --             (1)     (13,458,918)
              Exercised                              (48,635,090)            (0.00)          (354)            (320)
                                                 ---------------  ----------------  -------------  ---------------

              Outstanding, end of year                        --  $             --             --  $            --
                                                 ===============  ================  =============  ===============

              Exercisable                                     --  $             --             --  $            --
                                                 ===============  ================  =============  ===============

NOTE 5 -  DISCONTINUED OPERATIONS

          On July 21,  2004 the  Company  acquired  D&R  Crane,  Inc.  (D&R),  a
          California Corporation. This transaction resulted in the Company issuing 100 million pre-split shares of its restricted common stock and five million shares of its Series C preferred stock to the stockholders of D&R Crane, Inc. in exchange for one hundred percent of D&R Crane's capital stock.

          On October 18, 2004 the Company conducted a 1,000 for 1 reverse stock split of its common stock, therefore the common shares issued for the acquisition were reduced to 100,000 shares. Additionally, on October 22, 2004 the stockholders converted the series C preferred shares into an aggregate of 500,000,000 common shares.

          On January 13, 2005, the Company entered into a recession agreement with D&R Crane, Inc. (D&R) which resulted in the Company canceling the 500,100,000 post-split and post-conversion common shares issued for the acquisition, D&R being spun off, and Axia recording a loss from discontinued operations.

          The following is an unaudited condensed statement of operations showing the results of operations of D & R Crane, Inc. for the six months ended March 31, 2005, and the six and three months ended March 31, 2004

                                AXIA GROUP, INC.
                        Notes to the Financial Statements
                                 March 31, 2005

NOTE 5 -  DISCONTINUED OPERATIONS (Continued)

                                                               For the             For the           For the
                                                             six months          six months        three months
                                                            ended, March        ended, March       ended, March
                                                              31, 2005            31, 2004           31, 2004
                                                          ----------------    ---------------    ----------------
                REVENUES                                  $       208,234     $       444,655    $        269,195
                COGS                                               88,994             205,522             157,548
                                                          ---------------     ---------------    ----------------
                    GROSS PROFIT                                  119,240             239,133             111,647

                OPERATING EXPENSES
                    Payroll                                        95,553             136,042              79,283
                    Depreciation                                    6,083               7,624               3,129
                    Travel                                             --               3,298               1,164
                    General and administrative                    632,693             224,574             150,731
                                                          ---------------     ---------------    ----------------
                        Total Operating Expenses                  734,329             371,538             234,307

                LOSS FROM OPERATIONS                             (615,089)           (132,405)           (122,660)

                OTHER INCOME (EXPENSES)
                    Loss on extinguishment of debt                 23,084                  --                  --
                    Interest expense                                5,832                (990)             (1,988)
                                                          ---------------     ---------------    ----------------
                        Total Other Income
                           (Expenses)                              28,916                (990)             (1,988)

                LOSS BEFORE DISPOSAL                             (644,005)           (133,395)           (124,648)
                                                          ---------------     ---------------    ----------------
                LOSS FROM DISPOSAL OF
                   DISCONTINUED OPERATIONS                       (356,950)                 --                  --
                                                          ---------------     ---------------    ----------------

                NET LOSS                                  $    (1,000,955)    $      (133,395)   $       (124,648)
                                                          ===============     ===============    ================

                BASIC LOSS PER SHARE                      $         (0.09)    $       (333.49)   $        (311.62)
                                                          ===============     ===============    ================

                WEIGHTED AVERAGE NUMBER OF SHARES
                   OUTSTANDING                                 11,078,884                 400                 400
                                                          ===============     ===============    ================

                                AXIA GROUP, INC.
                        Notes to the Financial Statements
                                 March 31, 2005

NOTE 6 -  PRIOR PERIOD ADJUSMENT

          The accompanying financial statements have been adjusted to correct an error in the December 31, 2004 financial statements. The change was made to properly reflect the ending balances of additional paid in capital and subscriptions receivable as of December 31, 2004, and expenses for the year then ended.

          As originally issued, the December 31, 2004 financial statements did not include an amount in additional paid in capital, or as an expense, which should have recorded the market value of the Company's common stock on the date options were issued and exercised in excess of what was received for the issuances. Additionally, the subscription receivable had been overstated at December 31, 2004.

          As noted below the three and six month net loss amounts have been adjusted as of March 31, 2004. This adjustment increased operating expenses by $55,089.

            Net Loss for the 3 Months Ended
                  December 31, 2004, as reported             $      (588,916)

            Prior Period Adjustment                                  (55,089)
                                                             ---------------

            Net Loss for the 3 Months Ended
                  December 31, 2004, as adjusted                    (644,005)

            Net Loss for the 3 Months Ended
                  March 31, 2005                                    (618,107)
                                                             ---------------

            Net Loss for the 6 Months Ended
                  March 31, 2005                             $    (1,262,112)
                                                             ===============

NOTE 7 -  SUBSEQUENT EVENTS

          Subsequent to March 31, 2005, the Company issued 96,000,000 shares of common stock to employees in accordance with the Company's employee stock incentive plan. All options have been exercised.

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

Results of Operations

Basis of Presentation

         The results of operations set forth below for the three and six months ended March 31, 2005 and March 31, 2004 exclude the discontinued operations of D&R Crane, Inc.

Comparison of the three months ended March 31, 2005 and 2004

         Net sales. We had no net sales from continuing operations in the either the three month period ending March 31, 2005 or the three month period ending March 31, 2004.

         Cost of Sales. We had no cost of sales from continuing operations in the either the three month period ending March 31, 2005 or the three month period ending March 31, 2004.

         Operating Expenses. Operating expenses increased to $193,310 for the three months ended March 31, 2005 from $0 for the three months ended March 31, 2004. These operating expenses increased primarily due to our incurring $176,410 in selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring payroll expenses of $16,900.

         Operating loss. We incurred an operating loss of $193,310 for the three months ended March 31, 2005, compared to an operating loss of $0 for the three months ended March 31, 2004. We had higher operating losses in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily because our incurring significant selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring new payroll expenses.

         Provision for income taxes. We incurred operating losses for the three months ended March 31, 2005 and for the three months ended March 31, 2004. Accordingly, we have made no provision for income taxes.

Comparison of the six months ended March 31, 2005 and 2004

         Net sales. We had no net sales from continuing operations in the either the six month period ending March 31, 2005 or the six month period ending March 31, 2004.

         Cost of Sales. We had no cost of sales from continuing operations in the either the six month period ending March 31, 2005 or the six month period ending March 31, 2004.

         Operating Expenses. Operating expenses increased to $193,310 for the six months ended March 31, 2005 from $0 for the six months ended March 31, 2004. These operating expenses increased primarily due to our incurring $176,410 in selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring payroll expenses of $16,900.

         Operating loss. We incurred an operating loss of $193,310 for the six months ended March 31, 2005, compared to an operating loss of $0 for the six months ended March 31, 2004. We had higher operating losses in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily because our incurring significant selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring new payroll expenses.

         Provision for income taxes. We incurred operating losses for the six months ended March 31, 2005 and for the six months ended March 31, 2004. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

         We have financed our operations, debt service, and capital requirements through debt financing and issuance of equity securities. Our working capital deficit at March 31, 2005 was $661,798. We had cash of $12,464 as of March 31, 2005.

         We used $82,909 of net cash in operating activities for the six months ended March 31, 2005 compared to using $103,968 in the six months ended March 31, 2004. Cash generated by operating activities for the six months ended March 31, 2005 was mainly due to non-cash charges of $492,111 in common stock issued for services rendered, $90,931 for loss on extinguishment of debt, $6,083 in depreciation and amortization, $29,773 for decreases in accounts receivable, $218,400 for increases in accounts payable, and $356,950 in loans acquired in connection with the rescission of the acquisition of D&R Crane, Inc. These cash flows were offset by a net loss of $1,262,112, an increase in prepaid assets of $1,495, and $13,550 for decreases in accrued expenses.

         There were no net cash flows used in investing activities in either the six months ended March 31, 2005 or in the six months ended March 31, 2004.

         Net cash flows provided by financing activities were $80,028 for the six months ended March 31, 2005, compared to net cash provided by financing activities of $118,704 in the six months ended March 31, 2004. This increase in net cash provided by financing activities is due to proceeds from note payables issued to related parties of $25,000 and proceeds from the exercise of stock options issued under our various employee benefit plans of $148,729. These cash flows were offset by a payment of cash to D&R Crane of $36,505 as a result of the rescission of the D&R Crane acquisition, a paydown of a bank overdraft of $4,175, payments on notes and other contracts of $51,625, and payments on capital lease obligations of $1,396.

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

      (a) None.

      (b) None.

      (c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      (a) None.

      (b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      (a) None.

      (b) None.

ITEM 6 - EXHIBITS

Item
No.        Description                                     Method of Filing
----       -----------                                     ----------------

31.1       Certification of Richard F. Schmidt pursuant    Filed electronically
           to Rule 13a-14(a)                               herewith.

32.1       Chief Executive Officer and Chief Financial     Filed electronically
           Officer Certification pursuant to 18 U.S.C.     herewith.
           ss. 1350 adopted pursuant to Section 906
           of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AXIA GROUP, INC.


June 3, 2005                             /s/ Richard F. Schmidt
                                         ------------------------------
                                         Richard F. Schmidt
                                         Chief Executive Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer, and
                                         Principal Accounting Officer)