Form 10QSB
period 2005-06-30
AXIA GROUP, INC.
filed 2005-08-10
CIK 788738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    ------------

                         Commission File No.: 001-09418

                                AXIA GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                     87-0509512
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                              5520 Wellesley Street, Suite 109
                                La Mesa, CA 91942
                    (Address of principal executive offices)

                    Issuer's telephone number: (619) 466-4928

              (Former name, former address and former fiscal year,
                         if changed since last report)

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2005, 228,377,263 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No   X
                                                      ----      ----

================================================================================

Item 1 - CONDENSED FINANCIAL STATEMENTS

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                     June 30,
                                                                       2005
                                                                   ------------
                                                                    (Unaudited)

CURRENT ASSETS

   Cash                                                            $        343
   Prepaid assets                                                         1,666
                                                                   ------------

     Total Current Assets                                                 2,009
                                                                   ------------

   TOTAL ASSETS                                                    $      2,009
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                                $    163,842
   Accrued expenses                                                      97,393
   EPA liability                                                        190,000
   Notes payable                                                        220,000
   Notes payable - related party                                          4,694
                                                                   ------------

     Total Current Liabilities                                          675,929
                                                                   ------------

   TOTAL LIABILITIES                                                    675,929
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Preferred stock, $.001 par value, 35,000,000 shares
     authorized, -0- shares outstanding                                      --
   Series C preferred stock, $.001 par value, 10,000,000
     shares authorized, 150,000 shares outstanding                          150
   Series D preferred stock, $.001 par value, 5,000,000
     Shares authorized, 5,000,000 shares outstanding                      5,000
   Common stock, $.001 par value, 5,000,000,000 shares
     authorized, 228,357,263 shares issued and outstanding              228,357
   Additional paid-in-capital                                        19,500,131
   Treasury stock, 1 share at cost                                       (3,202)
   Accumulated deficit prior to development stage                   (20,084,992)
   Accumulated deficit during development stage                        (319,364)
                                                                   ------------

     Total Stockholders' Deficit                                       (673,920)
                                                                   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      2,009
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                         (A Devlelopment Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                               From Inception
                                            For the                                 For the                        of the
                                        Nine Months Ended                      Three Months Ended                Development
                                            June 30,                                June 30,                    Stage through
                                  --------------------------------      --------------------------------          June 30,
                                       2005               2004               2005               2004                2005
                                  -------------      -------------      -------------      -------------      ----------------
REVENUES                          $          --      $          --      $          --      $          --      $             --
                                  -------------      -------------      -------------      -------------      ----------------

OPERATING EXPENSES

  Selling, general and
   administrative                       197,767                 --             21,357                 --               197,767
  Payroll expense                        33,700                 --             16,800                 --                33,700
                                  -------------      -------------      -------------      -------------      ----------------

   Total Operating Expenses             231,467                 --             38,157                 --               231,467
                                  -------------      -------------      -------------      -------------      ----------------

LOSS FROM OPERATIONS                   (231,467)                --            (38,157)                --              (231,467)
                                  -------------      -------------      -------------      -------------      ----------------

OTHER INCOME (EXPENSES)

  Other income                            7,000                 --              7,000                 --                 7,000
  Loss on extinguishment
   of debt                              (94,897)                --            (27,050)                --               (94,897)
                                  -------------      -------------      -------------      -------------      ----------------

   Total Other Expenses                 (87,897)                --            (20,050)                --               (87,897)
                                  -------------      -------------      -------------      -------------      ----------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                            (319,364)                --            (58,207)                --              (319,364)
                                  -------------      -------------      -------------      -------------      ----------------

DISCONTINUED OPERATIONS

  Loss from discontinued
   operations                          (644,005)          (332,139)                --           (198,744)                   --
  Loss from disposal of
   discontinued operations             (356,950)                --                 --                 --                    --
                                  -------------      -------------      -------------      -------------      ----------------

   Total Loss on Discontinued
    Operations                       (1,000,955)          (332,139)                --           (198,744)                   --
                                  -------------      -------------      -------------      -------------      ----------------

NET LOSS                          $  (1,320,319)     $    (332,139)     $     (58,207)     $    (198,744)     $       (319,364)
                                  =============      =============      =============      =============      ================

BASIC LOSS PER SHARE

  Continuing operations           $       (0.01)     $       (0.00)     $       (0.00)     $       (0.00)
  Discontinued operations                 (0.01)           (830.35)             (0.00)           (496.86)
                                  -------------      -------------      -------------      -------------

   Total Loss per Share           $       (0.02)     $     (830.35)     $       (0.00)     $     (496.86)
                                  =============      =============      =============      =============

BASIC WEIGHTED
 AVERAGE SHARES                      75,044,293                400        201,624,296                400
                                  =============      =============      =============      =============

    The accompanying notes are an integral part of these financial statements

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                       From Inception
                                                                                           of the
                                                      For the Nine Months Ended         Development
                                                              June 30,                 Stage through
                                                     ----------------------------         June 30,
                                                        2005              2004              2005
                                                     -----------      -----------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $(1,320,319)     $  (332,139)     $      (319,364)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services                    498,641               --               20,184
     Contributed services                                 15,000               --               15,000
     Loss on extinguishment of debt                       94,897               --               71,813
     Depreciation and amortization                         6,083           13,857                   --
   Changes in assets and liabilities:
     (Increase) in prepaid assets                         (1,495)            (150)                (796)
     Decrease in accounts receivable                      29,773           33,769                   --
     Increase in accounts payable                        222,320           49,210              153,569
     (Decrease) in accrued expenses                      (13,550)          (1,711)                  --
     Loans acquired from D&R Crane rescission            356,950               --                   --
                                                     -----------      -----------      ---------------

       Net Cash Used by Operating Activities            (111,700)        (237,164)             (59,594)
                                                     -----------      -----------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                   --           (9,610)                  --
                                                     -----------      -----------      ---------------

       Net Cash Used by Investing Activities                  --           (9,610)                  --
                                                     -----------      -----------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   D&R cash at rescission                                (36,505)              --                   --
   Bank overdraft                                         (4,175)              --                   --
   Common stock issued for cash                          165,799               --               70,681
   Payments on notes and contracts payable               (56,625)         (10,930)             (45,000)
   Proceeds from notes payable                                --          200,000                   --
   Proceeds from notes payable - related party            29,600           80,000                4,600
   Payment on capital lease                               (1,396)          (8,432)                  --
                                                     -----------      -----------      ---------------

       Net Cash Provided by Financing Activities          96,698          260,638               30,281
                                                     -----------      -----------      ---------------

NET INCREASE (DECREASE) IN CASH                          (15,002)          13,864              (29,313)

CASH AT BEGINNING OF PERIOD                               15,345           15,851               29,656
                                                     -----------      -----------      ---------------

CASH AT END OF PERIOD                                $       343      $    29,715      $           343
                                                     ===========      ===========      ===============

   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                Statements of Cash Flows (Unaudited) (Continued)

                                                                                     From Inception
                                                                                          of the
                                                       For the Nine Months Ended       Development
                                                               June 30,               Stage through
                                                      ---------------------------        June 30,
                                                          2005            2004             2005
                                                      -----------     -----------     ---------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

   Interest                                           $        --     $        --     $            --
   Income taxes                                       $        --     $        --     $            --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for extinguishment of debt     $    92,276     $        --     $        79,971
   Common stock issued for services                   $   498,641     $        --     $        20,184

   The accompanying notes are an integral part of these financial statements.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

            The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited consolidated financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the years ended September 30, 2005 and 2004.

            As stated in Note 5, the Company acquired D&R Crane, Inc. (D&R) on July 21, 2004 and on January 13, 2005 the Company entered into a rescission agreement with D&R, which resulted in D&R being spun off and the Company reentering the development stage.

NOTE 2 -    GOING CONCERN

            The Company's financial statements are prepared using United States accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2005 of $20,404,356, which raises substantial doubt about the Company's ability to continue as a going concern.

            Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

            We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 2 -    GOING CONCERN (Continued)

            As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

            We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

            Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

            We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005

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

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 4 -    STOCK OPTIONS

            A summary of the status of the Company's outstanding stock options as of June 30, 2005 and September 30, 2004 and changes during the periods then ended is presented below:

                                                      June 30, 2005          September 30, 2004
                                               -------------------------  -------------------------
                                                               Weighted                 Weighted
                                                                Average                  Average
                                                               Exercise                 Exercise
                                                   Shares        Price      Shares        Price
                                               -------------  ----------  ----------  -------------
            Outstanding, beginning of
             year                                         --  $       --           1  $  13,458,918
            Granted                              144,635,090        0.00         354            320
            Expired/Cancelled                             --          --          (1)   (13,458,918)
            Exercised                           (144,635,090)      (0.00)       (354)          (320)
                                               -------------  ----------  ----------  -------------

            Outstanding, end of year                      --  $       --          --  $          --
                                               =============  ==========  ==========  =============

            Exercisable                                   --  $       --          --  $          --
                                               =============  ==========  ==========  =============

NOTE 5 -    DISCONTINUED OPERATIONS

            On July 21, 2004 the Company acquired D&R Crane, Inc. (D&R), a California Corporation. This transaction resulted in the Company issuing 100 million pre-split shares of its restricted common stock and five million shares of its Series C preferred stock to the stockholders of D&R in exchange for one hundred percent of D&R's capital stock.

            On October 18, 2004 the Company conducted a 1,000 for 1 reverse stock split of its common stock, therefore the common shares issued for the acquisition were reduced to 100,000 shares. Additionally, on October 22, 2004 the stockholders converted the series C preferred shares into an aggregate of 500,000,000 common shares.

            On January 13, 2005, the Company entered into a rescission agreement with D&R which resulted in the Company canceling the 500,100,000 post-split and post-conversion common shares issued for the acquisition, D&R being spun off, and the Company recording a loss from discontinued operations.

            The following is an unaudited condensed statement of operations showing the results of operations of D&R Crane, Inc. for the nine months ended June 30, 2005, and the nine and three months ended March 31, 2004

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 5 -    DISCONTINUED OPERATIONS (Continued)

                                                       For the             For the            For the
                                                     nine months         nine months       three months
                                                     ended, June         ended, June       ended, June
                                                      30, 2005            30, 2004           30, 2004
                                                  ----------------    ---------------    ----------------
        REVENUES                                  $       208,234     $       659,348    $        214,693

        COGS                                               88,994             370,295             164,773
                                                  ---------------     ---------------    ----------------

            GROSS PROFIT                                  119,240             289,053              49,920
                                                  ---------------     ---------------    ----------------

        OPERATING EXPENSES

            Payroll                                        95,553             228,137              92,094
            Depreciation                                    6,083              13,858               6,234
            Travel                                             --               4,349               1,051
            General and administrative                    632,693             373,468             148,896
                                                  ---------------     ---------------    ----------------

                Total Operating Expenses                  734,329             619,812             248,275
                                                  ---------------     ---------------    ----------------

        LOSS FROM OPERATIONS                             (615,089)           (330,759)           (198,355)
                                                  ---------------     ---------------    ----------------

        OTHER EXPENSES

            Loss on extinguishment of debt                (23,084)                 --                  --
            Interest expense                               (5,832)             (1,380)               (389)
                                                  ---------------     ---------------    ----------------

                Total Other Expenses                      (28,916)             (1,380)               (389)
                                                  ---------------     ---------------    ----------------

        LOSS BEFORE DISPOSAL                             (644,005)           (332,139)           (198,744)

        LOSS FROM DISPOSAL OF
         DISCONTINUED OPERATIONS                         (356,950)                 --                  --
                                                  ---------------     ---------------    ----------------

        NET LOSS                                  $    (1,000,955)    $      (332,139)   $       (198,744)
                                                  ===============     ===============    ================

        BASIC LOSS PER SHARE                      $         (0.01)    $       (830.35)   $        (496.86)
                                                  ===============     ===============    ================

        WEIGHTED AVERAGE
         NUMBER OF SHARES
         OUTSTANDING                                   75,044,293                 400                 400
                                                  ===============     ===============    ================

                                AXIA GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 6 -    MATERIAL EVENTS

            On June 27, 2005, Axia Group, Inc. (Axia), entered into a stock purchase Agreement by and among Axia, Jeffrey W. Flannery, and Richard F. Schmidt. Pursuant to the terms of the agreement, Mr.
            Schmidt sold 150,000 shares of Series C Preferred Stock and 5,000,000 shares of Series D Preferred Stock of Axia to Mr. Flannery.

            Also, on June 27, 2005, Richard F. Schmidt resigned as President, Chief Financial Officer, and Secretary of Axia. The board of directors appointed Jeffrey W. Flannery as the new President, Chief Financial Officer, and Secretary.

            Thereafter, Richard D. Mangiarelli resigned as a director of Axia. Mr. Schmidt, as the remaining sole director, appointed Mr. Flannery to fill the vacancy on the board of directors.

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

      On January 28, 2005, we issued 250,000 shares of Series C Preferred Stock to Richard F. Schmidt for $5,000 in cash.

      On June 27, 2005, Richard F. Schmidt sold 150,000 shares of Series C Preferred Stock and 5,000,000 shares of Series D Preferred Stock. In connection with this sale, Mr. Schmidt resigned as our President, Chief Financial Officer and Secretary and our Board appointed Jeffrey W. Flannery to fill the offices vacated by Mr. Schmidt. Thereafter, Richard D. Mangiarelli resigned from our Board of Directors and Mr. Schmidt, as the sole remaining director, appointed Mr. Flannery to fill the vacancy on the Board of Directors.

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

Results of Operations

Basis of Presentation

      The results of operations set forth below for the three and nine months ended June 30, 2005 and June 30, 2004 exclude the discontinued operations of D&R Crane, Inc.

Comparison of the nine months ended June 30, 2005 and 2004

      Net sales. We had no net sales from continuing operations in the either the nine month period ending June 30, 2005 or the nine month period ending June 30, 2004.

      Cost of Sales. We had no cost of sales from continuing operations in the either the nine month period ending June 30, 2005 or the nine month period ending June 30, 2004.

      Operating Expenses. Operating expenses increased to $231,467 for the nine months ended June 30, 2005 from $0 for the nine months ended June 30, 2004. These operating expenses increased primarily due to our incurring $197,767 in selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring payroll expenses of $33,700.

      Operating loss. We incurred an operating loss of $231,467 for the nine months ended June 30, 2005, compared to an operating loss of $0 for the nine months ended June 30, 2004. We had higher operating losses in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 primarily because our incurring significant selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring new payroll expenses.

      Provision for income taxes. We incurred operating losses for the nine months ended June 30, 2005 and recognized no revenues for the nine months ended June 30, 2004. Accordingly, we have made no provision for income taxes.

Comparison of the three months ended June 30, 2005 and 2004

      Net sales. We had no net sales from continuing operations in the either the three month period ending June 30, 2005 or the three month period ending June 30, 2004.

      Cost of Sales. We had no cost of sales from continuing operations in the either the three month period ending June 30, 2005 or the three month period ending June 30, 2004.

      Operating Expenses. Operating expenses increased to $38,157 for the three months ended June 30, 2005 from $0 for the three months ended June 30, 2004. These operating expenses increased primarily due to our incurring $21,357 in selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring payroll expenses of $16,800.

      Operating loss. We incurred an operating loss of $38,157 for the three months ended June 30, 2005, compared to an operating loss of $0 for the three months ended June 30, 2004. We had higher operating losses in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 primarily because our incurring significant selling, general, and administrative costs, including the issuance of common stock for services rendered, and our incurring new payroll expenses.

      Provision for income taxes. We incurred operating losses for the three months ended June 30, 2005 and recognized no revenues for the three months ended June 30, 2004. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

      We have financed our operations, debt service, and capital requirements through debt financing and issuance of equity securities. Our working capital deficit at June 30, 2005 was $673,920. We had cash of $343 as of June 30, 2005.

      We used $111,700 of net cash in operating activities for the nine months ended June 30, 2005 compared to using $237,164 in the nine months ended June 30, 2004. Cash generated by operating activities for the nine months ended June 30, 2005 was mainly due to non-cash charges of $498,641 in common stock issued for services rendered, $94,897 for loss on extinguishment of debt, $6,083 in depreciation and amortization, $29,773 for decreases in accounts receivable, $222,320 for increases in accounts payable, and $356,950 in loans acquired in connection with the rescission of the acquisition of D&R Crane, Inc. These cash flows were offset by a net loss of $1,320,319, an increase in prepaid assets of $1,495, and $13,550 for decreases in accrued expenses.

      There were no net cash flows used in investing activities in the nine months ended June 30, 2005 as compared to $9,610 which was used in the nine months ended June 30, 2004.

      Net cash flows provided by financing activities were $96,698 for the nine months ended June 30, 2005, compared to net cash provided by financing activities of $260,638 in the nine months ended June 30, 2004. This change in net cash provided by financing activities is due to proceeds from note payables issued to related parties of $29,600 and proceeds from the exercise of stock options issued under our various employee benefit plans of $165,799. These cash flows were offset by a payment of cash to D&R Crane of $36,505 as a result of the rescission of the D&R Crane acquisition, a paydown of a bank overdraft of $4,175, payments on notes and other contracts of $56,625, and payments on capital lease obligations of $1,396.

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

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      (a)   None.

      (b)   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      (a) On June 27, 2005, Richard F. Schmidt sold 150,000 shares of Series C Preferred Stock and 5,000,000 shares of Series D Preferred Stock. In connection with this sale, Mr. Schmidt resigned as our President, Chief Financial Officer and Secretary and our Board appointed Jeffrey W. Flannery to fill the offices vacated by Mr. Schmidt. Thereafter, Richard D. Mangiarelli resigned from our Board of Directors and Mr. Schmidt, as the sole remaining director, appointed Mr. Flannery to fill the vacancy on the Board of Directors.

      (b) None.

ITEM 6 - EXHIBITS

Item
No.        Description                                            Method of Filing
31.1       Certification of Jeffrey W. Flannery pursuant to       Filed electronically herewith.
           Rule 13a-14(a)

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

                                       AXIA GROUP, INC.

August 10, 2005                        /s/ Jeffrey W. Flannery
                                       -----------------------------------------
                                       Jeffrey W. Flannery
                                       Chief Executive Officer
                                       (Principal Executive Officer, Principal
                                       Financial Officer, and Principal
                                       Accounting Officer)