Form 10-Q
period 2010-06-30
AXIA GROUP, INC.
filed 2010-08-31
CIK 788738

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

For the quarterly period ended June 30, 2010

VOLUNTARY FILER

Axia Group Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

xxxxxxxx
(I.R.S. Employer Identification No.)

375 N Stephanie St, Suite 1411
Las Vegas, Nevada
(Address of principal executive offices)

89014
(Zip Code)

(647)426-1640
(Registrants telephone number including area code)

N/A
(Former name, former address and former fiscal year